Form 10QSB
period 1996-03-31
WANDERLUST INTERACTIVE INC
filed 1996-07-18
CIK 942650

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number 0-27828

                       WANDERLUST INTERACTIVE, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                          13-3779546
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)

              598 Broadway, New York, NY    10012
            (Address of principal executive offices)
                           (Zip Code)

                             (212) 966-8887
      (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1996.

3,763,719 shares of common stock, par value $.01 per share.

                          Page 1 of 14
                   There is no Exhibit Index.

                  WANDERLUST INTERACTIVE, INC.


                              INDEX



Part I.  Financial Information                           Page No.

     Item 1.   Financial Statements

               Balance Sheets -                                 3
               March 31, 1996 and June
               30, 1995

               Statements of Operations-                        4
               Three Months and Nine Months Ended
               March 31, 1996 and July 2, 1994
               (inception) to March 31, 1996

               Statement of Cash Flows - Nine                   5
               Months Ended March 31, 1996,
               and July 2, 1994 (inception) to
               March 31, 1996

               Notes to Financial Statements                 6-11

     Item 2.   Management's Discussion and Analysis            12
               of Financial Condition and
               Results of Operations

Part II.  Other Information

     Item 5.   Other Information                               13

     Item 6.   Exhibits and Reports on Form 8-K                13

Signature                                                      14

                 Wanderlust Interactive, Inc.
                  (A Development Stage Company)

                         Balance Sheets

                             ASSETS
                                           March 31,    June 30,
                                             1996         1995
Current assets:
 Cash and cash equivalents                $5,634,943   $ 721,968
 Prepaid expenses                             24,000         -
    Total current assets                   5,658,943     721,968

Fixed assets, net                            170,751      36,176

Other assets:
 License rights                               75,000      75,000
 Organization costs, net of amortization       4,823       5,936
 Deferred loan costs, net of amortization     12,344      18,792
 Security deposits                            14,320       7,820
 Other                                        24,000         -
                                             130,487     107,548

                                          $5,960,181   $ 865,692

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities, accounts payable
 and accrued liabilities                  $   79,133   $  24,291

Long-term debt, convertible debentures       507,500     507,500

                                             586,633     531,791
Commitments and contingency

Shareholders' equity:
 Preferred stock, $.01 par value;
  authorized, 100,000 shares;
  issued and outstanding, none                   -           -
 Common stock, $.01 par value;
  authorized, 10,000,000 shares;
  issued and outstanding, 3,668,719 and       36,687      20,250
  2,024,973 shares, respectively
 Additional paid-in capital                6,776,715     634,895
 Deficit accumulated during the
  development stage                      ( 1,439,854) (  321,244)

                                           5,373,548     333,901

                                          $5,960,181   $ 865,692


               See notes to financial statements.

                       Wanderlust Interactive, Inc.
                       (A Development Stage Company)

                         Statements of Operations




                                                            July 1, 1994
                             Three Months     Nine Months   (inception) to
                                 ended           ended      March 31, 1996
                             March 31, 1996  March 31, 1996  (cumulative)


Sales                         $      -       $      -       $     -

Expenses:
 Research and development        288,529       742,558        870,846
 General and administrative      184,744       354,323        526,986
 Interest, net of interest
  income                           9,781        21,729         42,022

                                 483,054     1,118,610      1,439,854

Net loss                      $  483,054     1,118,610      1,439,854

Net loss per common stock
 share                        $      .20     $     .47      $     .62

Weighted average shares
 outstanding                   2,424,633     2,387,357      2,325,735




                    See notes to financial statements.

                      Wanderlust Interactive, Inc.
                       (A Development Stage Company)

                         Statements of Cash Flows

                                                            July 2, 1994
                                          Nine Months       (inception to
                                            Ended           March 31, 1996
                                        March 31, 1996      (cumulative)

Cash flows from operating activities:
Net loss                                ($1,118,610)        ($1,439,854)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Amortization and depreciation              58,092              61,391
  Common stock issued for bonus              -                   25,000
  Common stock issued for service            -                   14,310
  Common stock issued for interest           -                   19,610
Change in:
  Prepaid expenses                          (24,000)            (24,000)
  Organization costs                         -                   (7,420)
  Security deposit                           (6,500             (14,320)
  Other assets                              (24,000)            (24,000)
  Accounts payable and accrued
   liabilities                               54,842              79,133

Net cash used in operating activities    (1,060,176)         (1,310,150)

Cash flows from investing activities:

 Purchase of license                         -                  (75,000)
 Purchase of fixed assets                  (183,259)           (219,997)

Net cash used in investing activities      (183,259)           (294,997)

Cash flows from financing activities:

  Issuance of common stock and warrants   6,158,257           6,754,482
  Proceeds, notes payable                    -                  507,500
  Debt acquisition costs                     (1,847)            (21,892)

Net cash provided by financing
 activities                               6,156,410           7,240,090

Increase in cash and cash equivalents     4,912,975           5,634,943

Cash and cash equivalents, beginning        721,968                -

Cash and cash equivalents, ending        $5,634,943          $5,634,943

Cash paid for interest                  $       352          $      562

                    See notes to financial statements.

                       Wanderlust Interactive, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                July 2, 1994 (inception) to March 31, 1996



The condensed financial statements contained herein should be read in conjunction with the financial statements and related notes contained in the Company's Registration Statement on Form SB-2, as amended. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the Company's financial position as of March 31, 1996 and results of its operations and cash flows for the nine months and three months then ended. (The results of operations for the nine month and three month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.)



1.  Summary of significant accounting policies and business activity:

    Business activity:

    Wanderlust Interactive, Inc. ("Company"), a Delaware corporation, was formed to create, develop, publish, market and sell interactive multimedia software entertainment titles on CD-ROM for personal computers. The Company was incorporated in May, 1994 but had no transactions until July 2, 1994. The Company is considered to be in the development stage as no revenues have been derived from operations and the Company is primarily involved in research and development activities.

    Use of estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Common stock split and reverse split:

    In July, 1994, the Company effected a 20,000 for one stock split. In connection with the public offering, the Company has agreed to effect a reverse stock split on a .83366 for 1 basis. The stockholders' equity accounts and all share and per share data retroactively reflect these splits.






                       Wanderlust Interactive, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements (Continued)
                July 2, 1994 (inception) to March 31, 1996


1.  Summary of significant accounting policies and business activity
    (continued):

    Fixed assets:

    Fixed assets consist primarily of leasehold improvements, computers and other equipment, and are stated at cost. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the estimated useful lives of the improvements or the life of the lease. Depreciation is provided on a straight-line basis over the estimated useful life of the related assets.

    Organization costs:

    Organization costs represent costs incurred in connection with organizing the Company. These costs are being amortized on a straight-line basis over 5 years.

    Cash and cash equivalents:

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Deferred loan costs:

    Deferred loan costs represent costs incurred in connection with the issuance of convertible debentures. These costs will be amortized on a straight-line basis through May, 1997, or will be expensed upon payment or conversion of debentures.

    Concentration of credit risk:

    Financial instruments which subject the Company to concentrations of credit risk consist of temporary cash investments. The Company places its temporary cash investments with high quality financial institutions.

    Net loss per share:

    Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Common stock issued for consideration below the assumed initial public offering price of $5.00 per share during the 12 months preceding the date of the initial filing of a registration statement with the Securities and Exchange Commission has been included in the calculation of the weighted average as if they were outstanding for the entire period.

Wanderlust Interactive, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements(Continued)
                July 2, 1994 (inception) to March 31, 1996


2.  Commitments and contingency:

    Effective March, 1996, the Company entered into a three year employment agreement with an officer. The agreement provides for a salary of $150,000 per year and bonuses related to the development of and revenues generated for each title.

    In May, 1995, the Company entered into a four year nonexclusive license agreement which provides for use of the "Pink Panther" character. The Company paid $75,000 as a nonrefundable advance royalty, to be applied to future royalties. The agreement provides for payment of the greater of a percentage royalty on wholesale prices or an absolute minimum per unit sold, but may not be less than $150,000 over the life of the agreement. The agreement also provides for the shipment of minimum copies by certain due dates. Failure to ship such minimum copies may cause termination of the agreement.

    In April, 1995, the Company entered into a one year lease for office space at an annual rental of $36,000. The lease provides for a four year option at annual rentals ranging from $37,800 to $43,758. In December, 1995, the Company entered into a one year lease for additional office space at an annual rent of $36,000, with options to renew similar to those described. Rent expense for the period from July 2, 1994 to March 31, 1996 was $44,423. Rent expense for the three and nine months ended March 31, 1996 was $16,073 and $38,123, respectively.

    In July, 1994, the Company effected a private placement of common stock. The Company did not accept a subscription from one person who sought to acquire 90,035 shares of common stock. This individual advanced the Company $27,000 which amount the Company has attempted to return. This individual refused to accept these funds and such funds are currently held in escrow. There is no assurance that this individual may not have a claim against the Company due to the failure to issue him 90,035 shares of common stock. The Company does not believe the claim is valid, and intends to vigorously defend itself against this claim.

3.  Convertible debentures:

    In May, 1995, the Company issued units consisting of convertible debentures and common stock. An aggregate of $507,500 of debentures payable and 465,374 shares of common stock were issued to various investors in exchange for $1,015,000. The debentures bear interest at the rate of 8% (payable annually), and are due in May, 1997. The debentures are convertible into common shares at the rate of $2.16 per share.

                      Wanderlust Interactive, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements (Continued)
                July 2, 1994 (inception) to March 31, 1996


4.  Fixed assets, net:
                                              March 31,     June 30,
                                                 1996         1995

    Computers                                  $171,709     $  1,002
    Furniture                                    11,495        5,536
    Leasehold improvements                       36,793       30,200

                                                219,997       36,738
    Less accumulated depreciation
     and amortization                            49,246          562

                                               $170,751     $ 36,176

5.  Initial public offering:

    On March 28, 1996, the Company closed an initial public offering of common stock and redeemable warrants. A total of 1,300,000 shares of common stock and 2,100,000 redeemable warrants were issued. See note 11 regarding over-allotment option. The redeemable warrants are exercisable at any time during a three year period commencing March 28, 1996 at an exercise price of $7.00 per share. The redeemable warrants include an option whereby, under certain conditions, the Company can redeem the warrants.

    In connection with the initial public offering, the investment banker received, for nominal consideration, five year warrants to purchase 130,000 shares of common stock and 210,000 redeemable warrants. These warrants are exercisable at any time during a four year period commencing March 1997 for $6.00 per share of common stock and $.30 per redeemable warrant. The Company has also agreed to utilize the services of the investment banker on a consulting basis for two years at a monthly fee of $2,000; the aggregate fee of $48,000 was paid at closing.

6.  Income taxes:

    For income tax purposes, as of March 31, 1996 the Company has deferred start-up costs approximating the financial accounting net loss. Such costs will be amortized over five years commencing when business begins for tax purposes. The deferred start-up costs result in a deferred tax asset of approximately $561,000, however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax asset.

                      Wanderlust Interactive, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements (Continued)
                July 2, 1994 (inception) to March 31, 1996


7.  Incentive stock option plan:

    In 1994, the Company adopted an Incentive Stock Option Plan ("Plan"). In September, 1995, the Company amended the Plan.

    The Plan provides for the granting of options to purchase up to 360,000 shares of common stock at an exercise price equal to the fair market value of the common stock (110% of fair market value for a holder of in excess of 10%) on the date of the grant. As of March 31, 1996, options to purchase 240,037 shares of common stock at an average exercise price of $1.26 per share were outstanding. No options have been exercised to date.

8.  Related party transactions:

    During the period from July 2, 1994 (inception) to March 31, 1996, the Company incurred $250,475 of legal fees and disbursements to a law firm. For the three and nine months ended March 31, 1996, legal fees and disbursements of $149,000 and $194,000 were incurred to such law firm, respectively. A partner in that firm is an officer/shareholder/director. These fees were related primarily to organization costs and the raising of debt and equity capital.

9.  Bridge financing:

    On December 29, 1995 the Company completed a private offering of 343,746 shares of common stock and 515,624 redeemable warrants for an aggregate consideration of $378,750. The redeemable warrants provide for automatic conversion into an equal number of warrants bearing the same rights as those discussed in Note 5, "Initial public offering".

10. New authoritative accounting pronouncements:

    The Financial Accounting Standards Board has issued Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 will take effect for transactions entered into during the fiscal year beginning July 1, 1996; with respect to disclosures required for entities that elect to continue to measure compensation cost using a prior permitted accounting method, such disclosures must include the effects of all awards granted in the fiscal year beginning July 1, 1995. The Company's election under FAS 123 has not been determined and the effect of adoption of FAS 123 on the Company's financial statements has not been determined.






                       Wanderlust Interactive, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements (Continued)
                July 2, 1994 (inception) to March 31, 1996


11. Subsequent event:

    In April, 1996, the underwriter of the Company's initial public offering exercised its over-allotment option. The Company issued 95,000 shares of common stock and 315,000 redeemable warrants for consideration of $480,519 after deductions for expenses.








Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

    Results of Operations

    The Company had no revenues for the three and nine months ended March 31, 1996. The Company incurred a net loss of $483,054 or $.20 per share, and $1,118,610, or $.47 per share, for the three and nine month periods ended March 31, 1996, respectively.

    For the three and nine month periods ended March 31, 1996, research and development expenses totalled $288,529 and $742,558, respectively. General and administrative expenses ("GA") were $184,744 and $354,323 for the three and nine month periods ended March 31, 1996, respectively.

    Financial Condition

    The Company's working capital at March 31, 1996 was $5,579,810. It was $697,677 at June 30, 1995. The Company's current ratio was 71.51 to 1 at March 31, 1996 as compared to 29.72 to 1 at June 30, 1995.

    The Company used cash for operating activities in the amount of $1,060,176 during the nine months ended March 31, 1996. The Company purchased $183,259 of new equipment during the nine months ended March 31, 1996. Largely due to the initial public offering of securities by the Company, the Company generated $6,156,410 of cash from financing activities during the nine months ended March 31, 1996. As a result, the Company's cash and cash equivalents increased from $721,968 at June 30, 1995 to $5,634,943 at March 31, 1996.

                       PART II - OTHER INFORMATION



Item 5.  Other Information

    On March 28, 1996, the Company closed an initial public offering of common stock and redeemable warrants. A total of 1,300,000 shares of common stock and 2,100,000 redeemable warrants were issued. The redeemable warrants are exercisable at any time during a three year period commencing March 28, 1996 at an exercise price of $7.00 per share. The redeemable warrants include an option whereby, under certain conditions, the Company can redeem the warrants.

    In April, 1996, the underwriter of the Company's initial public offering exercised its over-allotment option. The Company issued 95,000 additional shares of common stock and 315,000 additional redeemable warrants for consideration of $480,519 after deductions for expenses.



Item 6.  Exhibits and Reports on Form 8-K

    (b) During the quarter ended March 31, 1996, the registrant did not file any reports on Form 8-K.

                                SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WANDERLUST INTERACTIVE, INC.



Dated:    May 10, 1996                  s/Catherine Winchester
                                        Catherine Winchester
                                        President (Principal Financial
                                        Officer)









cdkidz\10q-mar.96