Form 10KSB
period 1996-06-30
WANDERLUST INTERACTIVE INC
filed 1996-09-27
CIK 942650

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
            ______________________________________________

                             Form 10-KSB

      [X]         Annual Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended June 30, 1996

                                  OR

      [ ]         Transition Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                      Commission File No.:  0-27828

                       WANDERLUST INTERACTIVE, INC.
                (Name of Small Business Issuer in its charter)

            Delaware                         13-3779546
     (State or other Jurisdiction            (IRS Employer
     of Incorporation or Organization)       Identification Number)

598 Broadway, New York, NY                              10012
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number: (212) 966-8887

Securities registered pursuant to Section 12(b) of the Exchange
Act: None

Securities registered pursuant to Section 12(g) of the Exchange
Act:   Common Stock, par value $.01 per share
                              (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]      No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The issuer's revenues for its most recent fiscal year were $50,000.

     The aggregate market value of the shares of Common Stock held by non-affiliates as reported by NASDAQ on September 17, 1996 was approximately $17,736,700.

     As of September 17, 1996, the Registrant had outstanding
3,763,719 shares of Common Stock, par value $.01 per share.

     The proxy statement of the Registrant to be filed on or before October 29, 1996 is incorporated into Part III herein by reference.

                              PART I

ITEM 1.   Business.

     Wanderlust Interactive, Inc. (the "Company") was formed in May 1994 to create, develop, publish (to sell under its own name) market and sell interactive multimedia software education and entertainment titles on CD-ROM (Compact Disk Read Only Memory) for use on multimedia personal computers (MPCs) using Microsoft Windows-based CD-ROM playback systems. The Company is seeking to develop a niche in the area of travel and culture games for the MPC.

     In May 1995, the Company entered into a license agreement with MGM/UA Licensing and Merchandising, a division of Metro-Goldwyn-Mayer Inc. ("MGM"), to use the Pink Panther character and other related characters (collectively referred to as the "Pink Panther characters") in two interactive multimedia CD-ROMs (the "License Agreement"). On May 2, 1996, the License Agreement was amended to, among other things, include a license to manufacture and market a companion guide book to the Company's products which contain the Pink Panther characters and the soundtrack audio CD to the Company's licensed products. See "Licensing."

     The Company completed its first product, a CD-ROM entitled "Passport to Peril" which it has recently commenced marketing. Otherwise it is primarily engaged in research and development activities. It has generated limited revenues to date through advances on royalties. During its fiscal year ended June 30, 1996 ("Fiscal 1996"), the Company expended $1,274,183 on research and development, an increase of $1,145,895 from its fiscal year ended June 30, 1995 ("Fiscal 1995").

     In connection with the Company's first title, which was completed on September 23, 1996, the Company created the artwork, sound, text, and programming features of this title. The Company expects to satisfy its obligation under the License Agreement by shipping over 25,000 copies of this title before October 31, 1996.


Products

     The Company develops interactive multimedia software education and entertainment titles for use on MPCs. The Company's initial product format is CD-ROMs for the MPC. The Company is marketing its initial products under the name "Intelligent Fun & Games." The first two titles in the "Intelligent Fun & Games" series are intended to be travel and culture titles, featuring the Pink Panther characters. The Company entered into the License Agreement under which the Company has the right to utilize the Pink Panther characters for two CD-ROM titles. See "Licensing."

     The interactive features of the Company's first product allows the player to make decisions which govern the activities of the Pink Panther. The Pink Panther can move around within each screen and interact with different characters and objects, picking up clues and items as he solves puzzles in order to reach his goal.

     It is currently anticipated that each title developed by the Company will include extensive animation, as well as photos, text and sound. Each title is expected to include from 30 to 50 digital pages (screens) and is expected to allow a player to play approximately 30 or more hours to complete a game. The Company completed its first title and recently began manufacturing and selling it. It is anticipated that each title will be translated into multiple languages. The Company commenced initial development of the second title contemplated by the License Agreement in July 1996. See "Licensing."

     In the first two titles, the Company plans to have the Pink Panther visit different countries. As currently being developed, the Company's products will enable the Pink Panther to eat, sleep, drink, dress, speak, shop, worship, dance, learn, work and play with the local citizens. Through this interaction it is expected that the player will learn about lifestyles, customs, rituals, food, clothing, religions and other aspects of the culture he is visiting. The personalities of the Pink Panther and the other characters are expected to be an integral part of the games, and a humorous script and colorful animation are expected to further enhance the entertainment value of the products.

Distribution

     The Company intends to utilize distributors to market its products to mass market retailers, specialty stores and directly to consumers. Although MGM has a right of first negotiation and last refusal to distribute the Company's products which contain the Pink Panther characters, MGM did not exercise this right with regard to the Company's first title.

     The Company entered into a distribution agreement with BMG Music d/b/a BMG Entertainment ("BMG") in May 1996 which provides for distribution of the Company's products in the United States (the "BMG Agreement"). The two year agreement, which may be extended twice for two additional one-year periods, guarantees that BMG will distribute 60,000 units of the Company's first product during its initial term. As consideration, BMG shall retain a distribution fee of 20% of its net sales (gross sales less credits and returns). The BMG Agreement also grants BMG a right of first refusal to distribute other products designed by the Company, subject to MGM's right of first refusal to distribute the Company's products containing the Pink Panther characters.

     In addition to the BMG Agreement, the Company has entered into ten international sub-license agreements to date to market its products internationally. The countries or regions within which the Company has concluded agreements include Brazil, Taiwan, Finland, Israel, Denmark, Spain, Germany, Austria, Switzerland, Sweden, Norway, Italy, The Netherlands and the Dutch-speaking region of Belgium. Each agreement, which is exclusive for its region, provides for minimum number of Units to be distributed, which range from 30,000 units over a two-year period to 3,000 over a one-year period; the royalties to be generated by these agreements range from $6.00 per unit to $8.00 per unit.

     In the United States, educational and entertainment CD-ROMs are sold through computer stores, consumer electronics stores, toy stores, book stores, music and video stores (collectively "specialty stores") mail order catalogues, direct mailings to consumers and mass merchants. Retailers of computer software such as CD-ROMs have a limited amount of shelf space, and there is intense competition among consumer software products for adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer operating systems increases, this competition for shelf space may intensify. The Company's products will likely constitute only a relatively small percentage of a retailer's sales volume, and there can be no assurance that retailers will purchase the Company's products or provide the Company's products with adequate levels of shelf space.

     The Company may develop products for the Internet once the technology is available to allow on-line game playing of multimedia entertainment software. There can be no assurance that the Company will be able to develop on-line distribution capabilities on the Internet.

Marketing and Sales

     The Company relies on its President, its Vice President -Sales and Marketing for North America, Vice President - Sales and Marketing - International and General Marketing Manager for marketing efforts. The Company believes that marketing to both retail channels and to end users is important to the success of its products. The Company believes that marketing to end users in the United States will be the responsibility of the Company and marketing to retailers throughout the world and end users outside of the United States will be the responsibility of distributors. The Company intends to, and expects its distributors will, employ a variety of marketing techniques which may include in-store promotions, direct mailings of catalogs and brochures, advertising in multimedia, trade and general consumer publications, to promote sales of its products. In addition, the Company intends to launch an international public relations campaign to generate consumer word-of-mouth support.



Product Development and Manufacturing

     The Intelligent Fun & Games series is being developed in-house with the Company's full-time employees plus free-lance artists, animators, writers, programmers and researchers. The Company maintains a scheduling and budgeting system designed to control development costs through the creation of budgets and deadlines.

     The Company's CD-ROMs, box and jewel case papers are presently being manufactured by Sonopress, Inc., an independent, third party manufacturer. Although there can be no assurance that Sonopress, Inc. will manufacture the Company's products, management does not anticipate having any difficulty engaging alternative manufacturers of its products should it desire to.

Licensing

     The Company believes that obtaining licenses for well-known characters will be important to its success as it builds its reputation during the next few years of its operations. In May 1995, the Company entered into the License Agreement with MGM for use on two interactive multimedia CD-ROMs of the "Pink Panther" character and other related characters from the Pink Panther cartoon, including The Inspector, Boss Man, Dr. Von Schmarty, The Ant and the Aardvark, The Little Old Lady, Manly Man, Dogfather, Pugg, Louie and Voodooman (collectively referred to as the "Pink Panther characters"). The License Agreement, which is nonexclusive, is for four years and provides that MGM has a right of first negotiation and last refusal with respect to distribution of the Company's products which contain the Pink Panther characters (the "Licensed Products") which it did not exercise for the first title. The License Agreement also encompasses the design, manufacturing and marketing of a companion guide book and audio soundtrack CD to the Licensed Products.

     The Company paid MGM $300,000 as a nonrefundable advance royalty, which will be applied to future royalties due in respect of the sale of the Licensed Products. The Company shall pay MGM (i) 12 1/2 % of the wholesale price for products sold in the United States and 15% for products sold outside of the United States and
(ii) upon sales of the Licensed Products that are jointly sold (bundled) with computer hardware systems, 50% of the Company's revenues, less the cost of goods sold. The License Agreement also provides that in the event the companion guide book and soundtrack audio CD are sold separately from the CD-Rom, the Company shall pay MGM an amount equal to 10% of the wholesale price of each of these items. MGM has the right to approve the Company's software titles that use the Pink Panther characters, which approval may be granted or denied in MGM's sole discretion.

     MGM does not own the rights to the Pink Panther theme music and the Company did not elect to use such music for its first title. At the present time, the Company has not determined to license such music for its second title if such music should be available to it.

Competition

     The Company expects that the market for its interactive multimedia software products is intensely competitive. The principal competitive factors in the consumer interactive multimedia software market include quality and originality of products, price, brand name recognition, marketing capabilities, access to distribution channels, ease of use and quality of support services.

     The Company expects to compete primarily against other companies offering consumer interactive multimedia and entertainment and educational software. Existing consumer interactive multimedia software companies may broaden their product lines or increase their focus to compete more directly with the Company's products. These competitors include, among others, Grolier Electronic Publishing, Inc., Broderbund Software, Inc., Mindscape International USA, Maxis, Inc., Discovery Communications and Microsoft Corp. Potential new competitors, including computer hardware or software manufacturers, diversified media companies and publishing companies, may enter the consumer interactive multimedia entertainment software market. The competition for retail shelf space is also likely to increase due to the proliferation of consumer software products. Most of the Company's existing and future competitors have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and greater access to consumers than the Company.
There can be no assurance that the Company will respond effectively to this market or that competition will not develop technologies or products that render the Company's products obsolete or less marketable. In addition, increasing competition in the consumer software market may cause prices to fall, which may materially adversely affect the Company.

Intellectual Property Rights

     The Company intends to make appropriate copyright registrations with respect to, and take other actions necessary to obtain and protect, its trademarks, copyrights, trade names, trade dress and other intellectual property rights, if any, relating to its products, although there can be no assurance that the Company will be able to effectively do so. The Company has filed trademark applications for "Wanderlust" and "Intelligent Fun & Games." There is no assurance, however, that the Patent Office will allow such filings to be registered.

     The Company intends to treat its software as proprietary and will rely primarily on a combination of trademark, copyright and trade secret laws and employee and third-party nondisclosure agreements to protect its intellectual property rights. Also, as the number of software products in the industry increases and the functionality of these products overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to its proposed products.

     Although the Company is not currently the subject of any intellectual property litigation, management believes there has been substantial litigation regarding copyright, trademark and other intellectual property rights involving computer software companies. Policing unauthorized use of the Company's products may be difficult.

     The Company may enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protection of the Company's rights may be ineffective in such countries. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, either of which could have a material adverse effect on the Company. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company.

     The Company plans to enter into additional license agreements with other companies for other well-known characters, but there is no assurance that the Company will successfully negotiate or enter into any such agreements.

Employees

     As of August 20, 1996, the Company employed 26 people on a full-time basis, including persons engaged in game design, writing, research, sound, art, animation, computer programming, management and administration. At August 20, 1996, the Company had engaged approximately 30 persons as part-time and free-lance employees.
The Company believes that its relations with employees are satisfactory.

ITEM 2.   Property.

     The Company currently leases two floors of loft space in New York City pursuant to leases which expire in December 1996. In September 1996, the Company entered into a sublease with an unaffiliated party for premises located at 462 Broadway, New York, New York (the "Sublease"). The Sublease terminates on March 31, 2001. For the first year, the Company's rent is $120,000, with annual increases during the term. The space includes approximately 15,000 square feet. The Company believes this new space, to which the Company intends to move into in December 1996, will be suitable for its needs for the foreseeable future.

ITEM 3.   Legal Proceedings

     The Company is not currently a party to any claims or lawsuits. The Company did not accept a subscription from one person who sought to acquire 90,035 shares of Common Stock of the Company (the "Common Stock") from the Company in a private placement. This individual advanced the Company $27,000 which amount the Company has attempted to return. This individual refused to accept these funds and they are currently being held in escrow by counsel to the Company for the benefit of this individual. There is no assurance that this individual may not have a claim against the Company due to the Company's failure to accept this person's subscription agreement and failure to issue him 90,035 shares of Common Stock. In March 1996, an attorney for this individual contacted the Company and threatened the Company with a lawsuit, but no lawsuit has been commenced as of the date hereof.


                             PART II


ITEM 4.   Submission of Matters to a Vote of Security Holders.

     During the Company's fourth fiscal quarter ended June 30, 1996, no matters were submitted to a vote of the security holders of the Company.

ITEM 5.   Market for Registrant's Common Equity and Related
Stockholder Matters.

     (a) The Common Stock is traded in the Over-the-Counter market and is quoted on the NASDAQ System.

     The following table sets forth, for the Company's last fiscal quarter and from the inception of trading on March 21, 1996 until the end of its fiscal quarter on March 31, 1996, the high and low bid quotations for the Company's Common Stock. The market quotations represent prices between dealers, do not include retail markup, markdown or commissions and may not represent actual transactions.



Quarter Ended            High Bid       Low Bid

June 30, 1996            7.50           5.375
March 31, 1996           7.50           5.75


     On September 17, 1996, the closing bid price in the Over-the
- -Counter market for the Common Stock, as reported by NASDAQ, was $7.00 and the closing bid for the Company's warrants to purchase an additional 2,415,000 shares of Common Stock at $7.00 per share, (the "Warrants"), as reported by NASDAQ, was $2.75. The Warrants expire on March 20, 1999.

     (b) On September 17, 1996, there were approximately 83 holders of record of the Common Stock. The Company believes that there are significantly more beneficial holders of the Common Stock as many of the shares of Common Stock are held in "street" name. There were also approximately 11 holders of record of the Warrants.

     (c) No cash dividends have been paid on the Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future.


ITEM 6.   Plan of Operations.

     The Company commenced operations in July 1994, has a limited operating history and is in the development stage. During the next 12 months of operations, the Company is presently anticipating that it will expand its product development activities, expand its sales and marketing activities, move into its new offices and purchase and/or lease additional equipment. In addition, the Company has commenced marketing its first product.

     During the next 12 months the Company also proposes to develop two additional CD-ROM titles. The expenses for this development are expected to consist mainly of salaries and fees of employees and consultants and related activities. The Company may also develop its own original characters and acquire licenses for other characters. In addition, the Company may develop products in other media formats, e.g. television, home video, music and books.

     The Company expects to increase its sales and marketing activities during the next 12 months. Such activities are expected to include advertising, attendance at trade shows, public relations activities and other marketing activities.

     Since inception, the Company's activities have consisted principally of raising capital, finalizing the License Agreement, leasing office space, purchasing and/or leasing its equipment and developing and marketing its first title.

     During Fiscal 1996 the Company had revenues of $50,000 as compared to no revenues in Fiscal 1995. During Fiscal 1996, the Company incurred a net loss of $2,035,500, or $.72 per share, as compared to a loss of $321,244, or $.14 per share, during Fiscal 1995.

Liquidity and Capital Resources

     As of June 30, 1996, the Company had an accumulated deficit of $2,356,824. At June 30, 1996, the Company had cash and cash equivalents of $4,893,658, as compared to $721,968 as of June 30, 1995. The Company's working capital as at June 30, 1996 was $4,287,387 as compared to $190,177 at June 30, 1995. At June 30,
1996, the Company's stockholders' equity was $4,897,161 as compared to $333,901 at June 30, 1995.

     The Company has significant requirements for capital to continue to fund its activities. During Fiscal 1996, the Company used $1,893,944 of funds as compared to the use of $249,974 during Fiscal 1995. These funds were used to fund the Company's loss from operations during both periods. During Fiscal 1996, the Company used $531,359 of funds in investing activities as compared to the use of $111,738 during Fiscal 1995. During both periods, the Company used funds to pay an advance under the License Agreement and to purchase equipment and fixtures, primarily computer equipment. During Fiscal 1996, the Company generated $6,596,993 from financing activities as compared to generating $1,083,680 from such activities during Fiscal 1995. These financing activities are described below.

     As a result of the Company's current financial condition, management believes it has adequate resources to fund its current activities for the next 12 months. After this period, unless the Company has developed alternative financing arrangements, it will likely be required to obtain additional capital to continue to fund its activities. There is no assurance, however, that such additional capital will be available, or if available, whether it will be available on terms acceptable to the Company. Also, there is no assurance that if the Company is presented with desirable opportunities it may seek to acquire additional funding at an earlier time.

     Financings

     The Company completed an initial public offering of securities in March 1996 whereby it received a net amount of $6,220,070 from the sale of 1,395,000 shares of Common Stock and Warrants to purchase an additional 2,415,000 shares. Each Warrant entitles the holder thereof to purchase one share of Common Stock at an initial exercise price of $7.00 per share, until March 20, 1999, at which time the Warrants will expire.

     In December 1995, the Company completed a private offering of securities in which seven and one-half units, each of which consisted of 45,833 shares of Common Stock and 68,750 Warrants for aggregate consideration of $378,750 (the "Bridge Financing") to eight persons. A total of 343,746 shares of Common Stock and 515,624 Warrants were issued to these persons pursuant to the Bridge Financing and the Company received net proceeds of approximately $372,387.

     In May 1995, the Company completed a private offering of securities in which it sold an aggregate of 10.15 units to 31 investors, each $100,000 unit consisting of (i) 45,851 shares of Common Stock and (ii) a two year unsecured non-negotiable convertible debenture in the principal amount of $50,000, which bears interest at the rate of eight percent per annum and is convertible into shares of Common Stock at the rate of $2.16 per share (the "Convertible Debenture"). The Company received net proceeds of approximately $978,000 from this private placement.

ITEM 7.   Financial Statements.

     The financial statements listed below are included on pages F-1 through F-15 following the signature page.

     Title of Document                                       Page

Independent Auditors' Report                                  F-1

Balance Sheets
     June 30, 1996                                            F-2
     June 30, 1995

Statements of Operations -                                    F-3
     Years Ended June 30, 1996
        and 1995
     July 2, 1994 (inception)
        to June 30, 1995
     July 2, 1994 (inception)
        to June 30, 1996 (cumulative)

Statements of Shareholders' Equity -                         F- 4
     Years Ended June 30, 1996
        and 1995
     July 2, 1994 (inception)
         to June 30, 1995
     July 2, 1994 (inception)
         to June 30, 1996 (cumulative)

Statements of Cash Flows -                                   F- 6
     Years Ended June 30, 1996
         and 1995
     July 2, 1994 (inception)
         to June 30, 1995
     July 2, 1994 (inception)
         to June 30, 1996 (cumulative)

Notes to Financial Statements                                F- 8


ITEM 8.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                             PART III

     Items 9, 10, 11 and 12 are incorporated herein by reference to the Company's Proxy Statement to be filed on or prior to October
29, 1996.

ITEM 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

3.1 Certificate of Incorporation, as amended, incorporated by reference to the Company's Registration Statement on Form SB-2, No. 333-00178 (the "Registration Statement").

3.2       By-Laws, as amended, incorporated by reference to Exhibit
          3.2 to the Registration Statement.

4.1 Form of Underwriter's Warrant Agreement, including the form of Underwriter's Warrant, incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2 Form of Warrant Agreement between the Company and the Warrant Agent, including form of Redeemable Warrant, incorporated by reference to Exhibit 4.2 to the Registration Statement.

4.3 Form of Convertible Debenture, incorporated by reference to Exhibit 4.3 to the Registration Statement.

4.4       Form of Warrant issued in connection with the Bridge
          Financing, incorporated by reference to Exhibit 4.4 to the Registration Statement.

10.1      Employment Agreement between the Company and Catherine
          Winchester dated November 7, 1995, incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2      License Agreement between the Company and MGM/UA
          Licensing and Merchandising, a division of Metro-Goldwyn -Mayer Inc. ("MGM/UA"), dated May 25, 1995, as amended, incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.3 Amendments to the License Agreement between the Company and MGM/UA dated October 26, 1995, May 2, 1996 and May 31, 1996

10.4 Leases between the Company and M&M 598 of NY Corporation, dated April 4, 1995 and December 13, 1995, incorporated by reference to Exhibit 10.3 to the Registration
          Statement.

10.5      Sublease between the Company and Greenpeace, Inc. dated
          September 13, 1996 for the Company's premises located at 462 Broadway, New York, New York.

10.6 Stock Option Plan, as amended, incorporated by reference to a Exhibit 10.4 to the Registration Statement.

10.7      Consulting Agreement between the Company and Richard S.
          Melnick, dated November 1, 1995, incorporated by reference to Exhibit 10.5 to the Registration Statement.

10.8      Financial Advisory and Consulting Agreement between the
          Company and A.S. Goldmen & Co., Inc. incorporated, by reference to Exhibit 10.6 to the Registration Statement.

10.9 Distribution Agreement between the Company and BMG Music d/b/a BMG Entertainment, dated as of May 15, 1996.

10.10 Form of Sub-license Agreement entered into by the Company and its international sub-licensees.


(b)  Reports on Form 8-K

     None.


cdidz\10k.96

                            SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WANDERLUST INTERACTIVE, INC.





Dated:    September 27, 1996  By:  s/Catherine Winchester
                                   Catherine Winchester,
                                   President and Chief Executive
                                   Officer (Principal Executive,
                                   Financial and Accounting
                                   Officer)


     Pursuant to the requirement, of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name                     Capacity               Date



s/Catherine Winchester
Catherine Winchester     President,               September 27, 1996
                         Chief Executive
                         Officer and Director
                         (Principal Executive,
                         Financial and Accounting
                         Officer)



s/Richard S. Kalin
Richard S. Kalin         Secretary and Director September 27, 1996



s/Richard S. Melnick
Richard S. Melnick       Director               September 27, 1996

cdkidz\10k.96

Independent Auditors' Report




Board of Directors
Wanderlust Interactive, Inc.
New York, New York

We have audited the accompanying balance sheets of Wanderlust Interactive, Inc. (a development stage company) ("Company") as of June 30, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for the year ended June 30, 1996, and the period July 2, 1994 (inception) to June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wanderlust Interactive, Inc. (a development stage company) as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the period July 2, 1994 (inception) to June 30, 1995, and for the year ended June 30, 1996, in conformity with generally accepted accounting principles.



               s/Drucker, Math & Whitman, P.C.



North Brunswick, New Jersey
 September 3, 1996

                     Wanderlust Interactive, Inc.
                     (A Development Stage Company)

                            Balance Sheets

                                ASSETS
                                           June 30,     June 30,
                                             1996         1995
                                           ---------    --------
Current assets:
 Cash and cash equivalents                $4,893,658   $ 721,968
 Prepaid expenses                             24,000         -
                                          ----------   ---------
    Total current assets                   4,917,658     721,968
                                          ----------   ---------
Fixed assets, net                            238,500      36,176
                                          ----------   ---------
Other assets:
 License rights                              300,000      75,000
 Organization costs, net of amortization       4,452       5,936
 Deferred loan costs, net of amortization      9,578      18,792
 Security deposits and other                  57,244       7,820
                                          ----------   ---------
                                             371,274     107,548
                                          ----------   ---------
                                          $5,527,432   $ 865,692
                                          ==========   =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued
  liabilities                             $  122,771   $  24,291
 Convertible debentures                      507,500         -
                                             -------   ---------
    Total current liabilities                630,271      24,291

Long-term debt, convertible debentures           -       507,500
                                             -------   ---------
                                             630,271     531,791
                                             -------   ---------
Commitments and contingency

Shareholders' equity:
 Preferred stock, $.01 par value;
  authorized, 100,000 shares;
  issued and outstanding, none                   -           -
 Common stock, $.01 par value;
  authorized, 10,000,000 shares;
  issued and outstanding, 3,763,719 and       37,637      20,250
  2,024,973 shares, respectively
 Additional paid-in capital                7,216,348     634,895
 Deficit accumulated during the
  development stage                      ( 2,356,824) (  321,244)
                                         -----------  ----------

                                           4,897,161     333,901
                                         ----------   ----------
                                          $5,527,432   $ 865,692
                                         ===========  ==========
                  See notes to financial statements.               F-2

                          Wanderlust Interactive, Inc.
                          (A Development Stage Company)

                            Statements of Operations




                                                          July 2, 1994
                          For the        July 2, 1994    (inception) to
                          year ended    (inception) to    June 30, 1996
                          June 30, 1996   June 30, 1995    (Cumulative)


Sales                      $     50,000   $      -       $     50,000
                           ------------   ---------        ----------
Expenses:
 Research and development     1,274,183      128,288        1,402,471
 General and administrative     859,546      172,663        1,032,209
 Interest expense(income),
  net                           (48,149)      20,293         (27,856)
                            -----------   ----------       ----------
                              2,085,580      321,244        2,406,824
                            -----------   ----------       ----------
Net loss                     $2,035,580   $  321,244       $2,356,824
                            ===========   ==========       ==========
Net loss per common stock
 share                       $      .72   $      .14       $      .92
                            ===========   ==========       ==========
Weighted average shares
 outstanding                  2,825,802    2,279,519        2,552,660
                            ===========   ==========       ==========








         See notes to financial statements.                    F-3


                                       Wanderlust Interactive, Inc.
                                      (A Development Stage Company)

                              Statements of Changes in Shareholders' Equity

                                                             Deficit
                                                             accumulated
                                                 Additional  during the   Total
                               Common stock      paid-in     development  shareholders'
                            Shares    Amount     capital     stage        equity
July 2, 1994, issued for
 cash, $.003 per share     666,928    $6,669    $  (4,669)              $  2,000
July 27, 1994, issued for
 cash, $.15 per share      454,340     4,544       63,581                 68,125
July 27, 1994, issued for
 bonus, $.15 per share(a)  166,732     1,667       23,333                 25,000
November 1994, issued for
 cash, $.15 per share       20,840       208        2,917                  3,125
December 1994, issued for
 cash, $.18 per share      197,409     1,974       33,546                 35,520
March 1995, issued for
 interest, $.64
 per share (a)              30,845       309       19,301                 19,610
March 1995, issued
 for services, $.64
 per share (a)              22,509       225       14,085                 14,310
May 1995, issued for
 cash, $1.09 per share     465,370     4,654      502,846                507,500
Costs related to issu-
 ance of common stock                             (20,045)               (20,045)
Net loss, July 2, 1994
 (inception) to June 30,
  1995                                                     ($321,244)   (321,244)
                         ---------   -------     --------  ----------   ---------
Balances,
 June 30, 1995           2,024,973   $20,250     $634,895  ($321,244)   $333,901
                         ---------   -------     --------  ----------   ---------
                                        (continued)
Per share and other amounts may not reconcile due to roundings.

(a) For issuances involving non-cash consideration, per share amounts were assigned based on cash amounts proximate to the dates of the non-cash issuances.

                    See notes to financial statements.                                  F-4

                                    Wanderlust Interactive, Inc.
                                   (A Development Stage Company)

                           Statements of Changes in Shareholders' Equity
                                        (Continued)
                                                         Deficit
                                                         accumulated
                                             Additional  during the     Total
                           Common stock      paid-in     development    shareholders'
                        Shares      Amount   capital     stage          equity
Balances,
 June 30, 1995          2,024,973   $20,250   $634,895    ($321,244)     $333,901
                        ---------   -------   --------    ----------     --------
December 1995,
 issued for cash,
 $1.09 per share          343,746     3,437      371,246                  374,683
December 1995,
 issued 515,624
 warrants for cash,
 $.01 per warrant                                  4,067                    4,067
March 1996, issued for
 cash, $5.00 per share  1,300,000    13,000    6,487,000                6,500,000
March 1996, issued
 2,100,000 warrants
 for cash, $.25 per
 warrant                                         525,000                  525,000
March 1996, issued
 Underwriters
 warrants for cash                                    20                       20
April 1996, issued for
 cash, $5.00 per share     95,000       950      474,050                  475,000
April 1996, issued
 315,000 warrants for
 cash, $.25 per warrant                           78,750                   78,750
Costs related to
 issuance of common
 stock and warrants                          (1,358,680)               (1,358,680)
Net loss for the year
 ended June 30, 1996
                                                          (2,035,580)  (2,035,580)
Balances,              ---------   -------   ----------  -----------   -----------
June 30, 1996          3,763,719   $37,637   $7,216,348  ($2,356,824)  $ 4,897,161
                       =========   =======   ==========  ===========   ===========
Per share and other amounts may not reconcile precisely due to roundings.

                See notes to financial statements.                                  F-5



                                    Wanderlust Interactive, Inc.
                                   (A Development Stage Company)

                                      Statements of Cash Flows


                                                     July 2, 1994  July 2, 1994
                                     For the year    (inception)   (inception) to
                                     Ended June 30,  to June 30,   June 30, 1996
                                          1996           1995       (Cumulative)
Cash flows from operating
  activities:
Net loss                               ($2,035,580)   ($ 321,244)  ($2,356,824)
Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Amortization and depreciation            116,579         3,299       119,878
  Common stock issued for bonus                -          25,000        25,000
  Common stock issued for service              -          14,310        14,310
  Common stock issued for interest             -          19,610        19,610
Change in:
  Prepaid expenses                         (24,000)          -        (24,000)
  Organization costs                           -          (7,420)      (7,420)
  Security deposit                         (49,424)       (7,820)     (57,244)
  Accounts payable and accrued
   liabilities                              98,481        24,291       122,772
                                        ----------      --------    ----------
Net cash used in operating activities   (1,893,944)     (249,974)   (2,143,918)
                                        ----------      ---------   -----------
Cash flows from investing activities:

 Purchase of license                      (225,000)      (75,000)     (300,000)
 Purchase of fixed assets                 (306,359)      (36,738)     (343,097)
                                        ----------       --------    ----------
Net cash used in investing activities     (531,359)     (111,738)     (643,097)



               See notes to financial statements.
                                                                          F-6

                                    Wanderlust Interactive, Inc.
                                   (A Development Stage Company)

                                      Statements of Cash Flows
                                        (Continued)


                                                     July 2, 1994  July 2, 1994
                                     For the year    (inception)   (inception) to
                                     Ended June 30,  to June 30,   June 30, 1996
                                          1996           1995       (Cumulative)


Cash flows from financing activities:

  Issuance of common stock and warrants $6,598,840      $596,225    $7,195,065
  Proceeds, notes payable                      -         507,500       507,500
  Debt acquisition costs                    (1,847)      (20,045)      (21,892)
                                         ---------     ---------     ---------
Net cash provided by financing
 activities                              6,596,993     1,083,680     7,680,673
                                         ---------     ---------     ---------
Increase in cash and cash equivalents    4,171,690       721,968     4,893,658

Cash and cash equivalents, beginning       721,968           -             -
                                        ----------    ----------    ----------
Cash and cash equivalents, ending       $4,893,658    $  721,968    $4,893,658
                                        ==========    ==========    ==========
Cash paid for interest                  $   40,750    $      210    $   40,960
                                        ==========    ==========    ==========


                                 See notes to financial statements.

                   Wanderlust Interactive, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
     For the period July 2, 1994 (inception) to June 30, 1995
               and for the year ended June 30, 1996


1. Summary of significant accounting policies and business activity:

     Business activity:

     Wanderlust Interactive, Inc. ("Company"), a Delaware corporation, was formed to create, develop, publish, market and sell interactive multimedia software entertainment titles on CD-ROM for personal computers. The Company was incorporated in May, 1994 but had no transactions until July 2, 1994. The Company is considered to be in the development stage as no significant revenues have been derived from operations and the Company is primarily involved in research and development activities.

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

     Common stock split and reverse split:

     In July, 1994, the Company effected a 20,000 for one stock split. In connection with the public offering, the Company effected a reverse stock split on a .83366 for 1 basis. The stockholders' equity accounts and all share and per share data retroactively reflect these splits.

     Fixed assets:

     Fixed assets consist primarily of computers, leasehold improvements and furniture, and are stated at cost. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the estimated useful lives of the improvements or the life of the lease. Depreciation is provided on a straight-line basis over the estimated useful life of the related assets.

                  Wanderlust Interactive, Inc.
                   (A Development Stage Company)
            Notes to Financial Statements (Continued)
     For the period July 2, 1994 (inception) to June 30, 1995
               and for the year ended June 30, 1996


1. Summary of significant accounting policies and business activity (continued):

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

     Net loss per share:

     Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Common stock issued for consideration below the initial public offering price of $5.00 per share during the 12 months preceding the date of the initial filing of a registration statement with the Securities and Exchange Commission has been included in the calculation of the weighted average as if they were outstanding for the entire period.

                 Wanderlust Interactive, Inc.
                  (A Development Stage Company)
            Notes to Financial Statements (Continued)
    For the period July 2, 1994 (inception) to June 30, 1995
               and for the year ended June 30, 1996


2.   Commitments and contingency:

     In March 1996, the Company entered into a three year employment agreement with an officer. The agreement provides for a salary of $150,000 per year and bonuses related to the development of and revenues generated for each title.

     In May 1995, the Company entered into a four year nonexclusive license agreement with Metro-Golden-Mayer Inc. ("MGM") which provides for use of the "Pink Panther" character. The agreement was amended in May 1996, and the Company has paid $300,000 as a nonrefundable advance royalty, to be applied to future royalties. The agreement provides for payment of the greater of a percentage royalty on wholesale prices or an absolute minimum per unit sold. The agreement also provides for the shipment of minimum copies by certain due dates. Failure to ship such minimum copies may cause termination of the agreement. The agreement grants MGM a right of first negotiation and last refusal in regards to distribution of the licensed products. MGM also has the right to approve, at its sole discretion, the Company's software titles that contain the "Pink Panther" character.

     In April 1995, the Company entered into a one year lease for office space at an annual rental of $36,000. The lease provides for a four year option at annual rentals ranging from $37,800 to $43,758. In December, 1995, the Company entered into a one year lease for additional office space at an annual rent of $36,000, with options to renew similar to those described. Rent expense for the period from July 2, 1994 to June 30, 1995 was $44,423. Rent expense for the fiscal year ended June 30, 1996 was $57,173.

     In July, 1994, the Company effected a private placement of common stock. The Company did not accept a subscription from one person who sought to acquire 90,035 shares of common stock. This individual advanced the Company $27,000 which amount the Company has attempted to return. This individual refused to accept these funds and such funds are currently held in escrow. In March, 1996 an attorney on behalf of this individual advised the Company that he intends to bring a lawsuit against the Company. No such action has been brought to date. There is no assurance that this individual may not have a valid claim against the Company due to the Company's failure to accept his subscription and failure to issue him

                  Wanderlust Interactive, Inc.
                  (A Development Stage Company)
            Notes to Financial Statements (Continued)
     For the period July 2, 1994 (inception) to June 30, 1995
               and for the year ended June 30, 1996


2.   Commitments and contingency (continued):

     90,035 shares of common stock. The Company believes it has meritorious defenses against this claim and, if a lawsuit is commenced, intends to vigorously defend itself.

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

4.   Fixed assets, net:

                                      June 30,      June 30,
                                        1996          1995

Computers                             $274,821     $  1,002
Furniture                               21,507        5,536
Leasehold improvements                  46,768       30,200
                                      --------     --------
                                       343,096       36,738
Less accumulated depreciation
     and amortization                  104,596          562
                                       -------      -------
                                      $238,500     $ 36,176
                                      ========     ========

5.   Initial public offering:

     In March and April, 1996, the Company closed an initial public offering of common stock and redeemable warrants. A total of 1,395,000 shares of common stock and 2,415,000 redeemable warrants were issued. The redeemable warrants are exercisable at any time during a three year period commencing March 28, 1996 at an exercise price of $7.00 per share. The redeemable warrants include an option whereby, under certain conditions, the Company can redeem the warrants.

                   Wanderlust Interactive, Inc.
                  (A Development Stage Company)
            Notes to Financial Statements (Continued)
     For the period July 2, 1994 (inception) to June 30, 1995
               and for the year ended June 30, 1996


5.   Initial public offering (continued):

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

6.   Income taxes:

     For income tax purposes, as of June 30, 1996 the Company has deferred start-up costs approximating the financial accounting net loss. Such costs will be amortized over five years commencing when business begins for tax purposes. The deferred start-up costs result in a deferred tax asset of approximately $940,000, however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax asset.

7.   Incentive stock option plans:

     In 1994, the Company adopted an Incentive Stock Option Plan ("Plan"). In September, 1995, the Company amended the Plan. The Plan provides for the granting of options to purchase up to 360,000 shares of common stock at an exercise price equal to the fair market value of the common stock (110% of fair market value for a holder of in excess of 10%) on the date of the grant. As of June 30, 1996, options to purchase 360,000 shares of common stock at an average exercise price of $3.03 per share were outstanding. No options have been exercised to date.

                   Wanderlust Interactive, Inc.
                  (A Development Stage Company)
            Notes to Financial Statements (Continued)
     For the period July 2, 1994 (inception) to June 30, 1995
               and for the year ended June 30, 1996


7.   Incentive stock option plans (continued):

     Plan activity during the period ended June 30, 1995 follows:

                                              Shares        Price

     Outstanding at begining of period          -            -
     Granted                                   65,023        $1.08

     Exercised                                    -            -

     Forfeited                                    -            -
                                              =======        =====
     Outstanding at end of period              65,023        $1.08
                                              =======        =====

     Options exercisable at June 30, 1995         -            -
                                              =======        =====

     Weighted average remaining
      contractual life, years                      5
                                              ======

     Plan activity during the year ended June 30, 1996 follows:

                                              Shares        Price

     Outstanding at begining of year           65,023       $1.08
     Granted                                  380,028        3.56

     Exercised                                    -           -
     Forfeited                                 85,051        1.16
                                              -------       -----
     Outstanding at end of year               360,000        3.03
                                              =======       =====

     Options exercisable at June 30, 1996       8,000       $1.08
                                              -------       -----

     Weighted average remaining
      contractual life, years                     4.5
                                               ======

                   Wanderlust Interactive, Inc.
                  (A Development Stage Company)
            Notes to Financial Statements (Continued)
     For the period July 2, 1994 (inception) to June 30, 1995
               and for the year ended June 30, 1996


7.   Incentive stock option plans (continued):

     In July, 1996, the Company adopted the 1996 Incentive Stock Option Plan ("96 Plan"). The 96 Plan provides for the granting of options to purchase up to 360,000 shares of common stock at an exercise price equal to the fair market value of the common stock (110% of fair market value for a holder of in excess of 10%) on the date of the grant. In July, 1996, options to purchase 25,000 shares of common stock at an average exercise price of $6.875 per share were granted. No options have been exercised to date.

8.   Related party transactions:

     During the period from July 2, 1994 (inception) to June 30, 1995, the Company incurred $56,475 of legal fees and disbursements to a law firm. For the year ended June 30, 1996, legal fees and disbursements of $250,007 were incurred to the same law firm. A partner in that firm is an officer/shareholder/director. These fees were related primarily to the raising of debt and equity capital, and organization costs.

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

10.  New authoritative accounting pronouncements:

     The Financial Accounting Standards Board has issued Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 requires an entity to adopt either a fair value based method of accounting for stock-based compensation or to continue to measure compensation cost as prescribed by the previously issued APB Opinion No. 25, "Accounting for Stock Issued to Employees". ("APB 25"). Entities electing to remain with the accounting

                   Wanderlust Interactive, Inc.
                  (A Development Stage Company)
            Notes to Financial Statements (Continued)
     For the period July 2, 1994 (inception) to June 30, 1995
               and for the year ended June 30, 1996


10.  New authoritative accounting pronouncements (continued):

     prescribed by APB 25 must present pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The accounting requirements of FAS 123 are effective for transactions entered into in the Company's fiscal year beginning July 1, 1996. The disclosure requirements of FAS 123 are effective for financial statements for the Company's fiscal year beginning July 1, 1996. The pro forma disclosures required if the Company elects to continue to account for compensation cost as prescribed by APB 25 must include the effects of all awards granted in the Company's fiscal year beginning July 1, 1995. The Company's election under FAS 123 has not been determined and the effect of adoption of FAS 123 on the Company's financial statements has not been determined.

11.  Disclosures about fair value of financial instruments:

     The carrying amount of convertible debentures payable approximates fair value because the interest rate approximates market interest rates.

                          Exhibit Index


10.3 Amendments to the License Agreement between the Company and MGM/UA Licensing and Merchandising, a division of Metro-Goldwyn-Mayer Inc., dated October 26, 1995, May 2, 1996 and May 31, 1996

10.5 Sublease between the Company and Greenpeace, Inc. dated
     September 13, 1996 for the Company's premises located at 462
     Broadway, New York, New York.

10.9 Distribution Agreement between the Company and BMG Music d/b/a BMG Entertainment, dated as of May 15, 1996.

10.10 Form of sublicense agreement entered into by the Company and its international distributors.

Exhibit 10.3

AMENDMENT TO PINK PANTHER CONTRACT #6132

    THIS AMENDMENT TO AGREEMENT, dated this 26th day of October 1995, between MGM/UA LICENSING AND MERCHANDISING, a division of METRO-GOLDWYN-MAYER INC., a Delaware corporation with its principal office at 2500 Broadway Street, Santa Monica, California 90404-3061, U.S.A. ("MGM/UA") and WANDERLUST INTERACTIVE, INC. ("LICENSEE") is to evidence:

    WHEREAS, pursuant to AGREEMENT # 6132 dated May 25, 1995, MGM/UA and Licensee entered into a license agreement utilizing the property known as the PINK PANTHER; and

    WHEREAS, the parties wish to amend the Agreement in certain respects;

    NOW, THEREFORE, the Agreement is amended as follows:

1. The release date of the first volume of the Licensed Products on the Licensed Platforms as specified in Section 5.8 is changed to October 31, 1996. The second volume shall be released on or before April 30, 1997.

2. Except as expressly modified by this amendment, all terms and conditions of the Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this amendment on the date set forth above.

                                MGM/UA LICENSING AND MERCHANDISING
                                a Division of METRO-GOLDWYN-MAYER INC.

                                By s/SUSAN NOTARIDES
                                Executive Vice President

                                WANDERLUST INTERACTIVE, INC

                                By s/CATHERINE WINCHESTER
                                Chief Executive Officer





AMENDMENT TO PINK PANTHER CONTRACT # 6132

     THIS AMENDMENT is entered into this 2nd day of May, 1996, between MGM/UA LICENSING AND MERCHANDISING, a division of METRO-GOLDWYN-MAYER INC., a Delaware corporation with its principal office at 2500 Broadway Street, Santa Monica, California
90404-3061, U.S.A. ( "MGM/UA") and Wanderlust Interactive. Inc.
(" LICENSEE" ) .

     WHEREAS, pursuant to contract #6132 dated May 25. 1995 (the "Agreement"), MGM/UA granted to Licensee certain rights to utilize the property known as the PINK PANTHER and related characters ("Licensed Property," as defined by Paragraph 1.11 of the Agreement) in conjunction with Licensee's manufacture, distribution and sale of certain Licensed Products (as defined by Paragraph 1.2 of the Agreement);

       NOW, THEREFORE, the parties wish to amend the Agreement as follows:

       1. In addition to right to manufacture, distribute and sell the Licensed Products, MGM hereby grants Licensee a non-exclusive license to manufacture, distribute and sell the following additional products (the "Additional Licensed Products") utilizing the Licensed Property:

  (a).  a companion guide book to the Licensed Products (the
"Guidebook") and;

  (b). the soundtrack audio CD to the Licensed Products ("Audio CD") which may utilize the Licensed Property in its cover artwork (i.e. inlay or booklet). For avoidance of doubt, nothing contained in this subparagraph 1 (b). shall be construed to be a grant of rights to any musical compositions or performances. For purposes of clarity, Licensee shall be responsible for obtaining any rights or licenses necessary to include any musical compositions or performances in the Audio CD, including mechanical and synchronization licenses.

         2. In consideration for the right to manufacture, distribute and sell the Additional Licensed Products, Licensee shall pay MGM/UA the following royalties:

     (a). If the Guidebook and Audio CD are sold as standalone items, separate and apart from the Licensed Products, Licensee shall pay MGM/UA an amount equal to ten percent (10%) of the Wholesale Price of each Additional Licensed Product sold.

     (b). If the Additional Licensed Product(s) are bundled with the Licensed Products, the royalty rates set forth in Paragraph 3.1
(b), as amended, shall apply.

3. Paragraph 3.1 of the Agreement is hereby deleted in its entirety and replaced by the following amended Paragraph 3:


  "3. CONSIDERATION

     3.1 Royalties. In consideration for the rights granted to it under this Agreement, the Licensee agrees to pay MGM/UA the following royalties:

     (a). The Licensee agrees to pay MGM/UA the following non-refundable Advance Royalty Amount ("Advance"), which shall be set off as a credit against the royalties due MGM/UA under subparagraphs 3.1(b):

            Three Hundred Thousand Dollars ($300,000.00) less the initial advance of Seventy Five Thousand Dollars
            ($75,000.00) shall be payable by Licensee concurrently with Licensee's execution of this Amendment.

     (b). Percentage royalties shall be computed as follows:

          (i). In the United States: For the first One Hundred Thousand (100,000) units of/the Licensed Products sold in to a wholesaler or distributor that will itself sell the Licensed Products to retail accounts, other than bundled sales pursuant to (iv) below, Licensee shall pay MGM/UA Twelve and one half percept (12.5%) of the Wholesale Price.

          (ii). In the United States: For sales of the Licensed Products in excess of the first One Hundred Thousand (100,000) units sold to a wholesaler or distributor that will itself sell the Licensed Products to retail accounts, other than bundled sales pursuant to (iv) below, Licensee shall pay MGM/UA Fifteen Percent (15%) of the Wholesale Price.

          (iii). Outside the United States: For sales of the Licensed Products to a wholesaler or distributor that will itself sell the Licensed Products to retail accounts, other than bundled sales pursuant to (iv) below, Licensee shall pay MGM/UA Fifteen Percent (15%) of the Wholesale Price.

          (iv). As to sales of the Licensed Products bundled with Computer hardware systems (i.e. sold as a single unit without a separate price for the Licensed Products), Licensee shall pay MGM/UA Fifty Percent (50%) of Licensee's revenues after deducting cost of goods sold.

          (v). As to any Licensed Products that are sold by the Licensee on an F.O.B. basis to a customer or distributor located in a country other than the country from which the Licensed Products are shipped (for example, a shipment of Licensed Products F.O.B. Hong Kong to a customer in the U.S.), the royalty rate on such sales shall be five percentage points higher than the applicable percentage royalty specified in Section 3.1(b)(i), (ii) and (iii).

             (vi). For any amounts paid or payable to Licensee with respect to the Licensed Product(s) not resulting from actual sales (including, but not limited to, the Guarantee Shortfall as set forth in the agreement between BMG Entertainment and Licensee regarding the distribution of certain Wanderlust products in the U.S.), Licensee shall pay MGM/UA twelve and one half percent (12.5%) of all such amount(s) or $1.50 per unit, whichever amount is greater.

          (vii). All royalty computations under this Section 3.1
             (b) an shall be made on the basis of the Wholesale Price charged by the Licensee, or, if the Licensee sells Licensed Products to a subsidiary or other party controlled by the Licensee, on the basis of the Wholesale Price for such Licensed Products charged by such subsidiary or controlled party on resale of the Licensed Products.


     (c). All amounts due MGM/UA under this Agreement shall be remitted by the Licensee to the following address:

             METRO-GOLDWYN-MAYER INC.
             P.O. BOX 4073
             SANTA MONICA, CALIFORNIA 90411
             ATTN: LICENSING & MERCHANDISING"

4. Licensee may sublicense the rights granted to it under the Agreement for purposes of localizing the Licensed Products so long as Licensee enters into a sublicense agreement with each of its sub-licensees in the form of the attached "Sublicense Agreement" without material change. Licensee will provide MGM/UA will copies of all executed sub-licenses, as well as all statements and reports of payments received from sub-licensees and/or distributors.

5. Except as expressly modified by this amendment, all terms and conditions of the Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this amendment on the date set forth above.

                 MGM/UA LICENSING AND MERCHANDISING
                 a Division of METRO-GOLDWYN-MAYER INC.
                 By:s/SUSAN NOTARIDES, EXECUTIVE VICE PRESIDENT

                 WANDERLUST INTERACTIVE, INC.
                 By: s/Catherine Winchester, President

AMENDMENT TO PINK PANTHER CONTRACT # 6132

     THIS AMENDMENT TO AGREEMENT, dated this 31st day of May, 1996, between MGM/UA LICENSING AND MERCHANDISING, a division of METRO-GOLDWYN-MAYER INC., a Delaware corporation with its principal office at 2500 Broadway Street, Santa Monica, California 90404-3061, U.S.A. ( "MGM/UA") and Wanderlust Interactive, Inc.("LICENSEE") is to evidence:

     WHEREAS, pursuant to AGREEMENT # 6132 dated May 25, 1995,
MGM/UA and Licensee entered into a license agreement utilizing the property known as the PINK PANTHER and related characters; and

     WHEREAS, said agreement was amended by amendment agreements dated October 26, 1995, and May 2, 1996, (said agreement, as amended, being hereinafter referred to as the "Agreement"); and

       WHEREAS, the parties wish to amend the Agreement in certain respects;

       NOW, THEREFORE, the Agreement is amended as follows:

  1. The release date of the second volume of the Licensed Products shall be October 31, 1997.

  2. Except as expressly modified by this amendment, all terms and conditions of the Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this amendment on the date set forth above.

                 MGM/UA LICENSING AND MERCHANDISING
                 a Division of METRO-GOLDWYN-MAYER INC.
                 By s/SUSAN NOTARIDES EXECUTIVE VICE PRESIDENT

                 WANDERLUST INTERACTIVE, INC.
                 By s/CATHERINE WINCHESTER,
                               CEO

Exhibit 10.5

                            SUBLEASE AGREEMENT

          The parties agree as follows:

   Date of this
       Sublease:       September 13, 1996

Parties to this     Overtenant:            Greenpeace, Inc.
       Sublease:    Address for notices:   1436 U Street, N.W.
                                    Washington, D.C. 20009
                    You, the Undertenant:  Wanderlust Interactive, Inc.
                    Address for notices:

                    If there are more than one Overtenant or Undertenant, the words "Overtenant" and "Undertenant" used in this Sublease includes them.

Information from Landlord:         464 Broadway Associates
      Over-Lease    Address for notices:     527 Madison Avenue, Suite 2600
                                   New York, New York  10022
                    Overtenant:    Greenpeace, Inc.
                    Address for notices:     1436 U Street, N.W.
                                   Washington, D.C.  20009
                    Date of Over-Lease:      March 27, 1991

                    Term: Ten (10) yrs from: April 1, 1991 to: March 31, 2001. A copy of the Over-Lease is attached as an important part of the Sublease.

Premises rented:    2.   The southerly portion of the sixth floor of the
                                      building known as 462 Broadway, New
                                      York, New York as more particularly
                                      known as Exhibit A annexed hereto.

Use of premises:    3.   The premises may be used for general offices.

           Rent:    4.

       Security:    5.

   Agreement to     6.  Overtenant sublets the premises to you, the
      lease and         Undertenant, for the Term.  Overtenant states that
       pay rent:        it has the authority to do so.  You, the Under-
                        tenant, agree to pay the Rent and other charges as required in the Sublease. You, the Undertenant, agree to do everything required of you in the Sublease.

        Notices:    7.








     Subject to:    8.   The Sublease is subject to the Over-Lease.  It is
                         also subject to any agreement to which the Over-
                         Lease is subject. You, the Undertenant, state that you have read the Over-Lease and will not violate it in any way.

   Overtenant's     9.   The Over-Lease describes the Landlord's duties.
         duties:         The Overtenant is not obligated to perform the
                         Landlord's duties. If the Landlord fails to perform, you, the Undertenant, must send the Overtenant a notice. Upon receipt of the notice, the Overtenant shall then promptly notify the Landlord and demand that the Over-Lease agreements be carried out. The Overtenant shall continue the demands until the Landlord performs.

        Consent:    10.  If the Landlord's consent to the Sublease is
                         required, this consent must be received within _____ days from the date of this Sublease. If the Landlord's consent is not received within this time, the Sublease will be void. In such event all parties are automatically released and all payments shall be refunded to you, the Under-tenant.

   Adopting the     11.  The provisions of the Over-Lease are part of this
Over-Lease and           Sublease.  All the provisions of the Over-Lease
    exceptions:          applying to the Overtenant are binding on you, the
                         Undertenant, except these:

                         a) These numbered paragraphs of the Over-
                            Lease shall not apply:  41, first
                            sentence of 44, 67, 69, 74, 75, 89, 104,
                            110, 111, 112.

  No authority:     12.   Subject to the provisions of the Consent Agreement
                          between and among Landlord, Overtenant and Under-tenant (the "Consent"), (i) you, the Undertenant, have no authority to contact or make any agreement with the Landlord about the premises or the Over-
                          Lease and (ii) you, the Undertenant, may not pay rent or other charges to the Landlord, but only to the Overtenant.

   Successors:      13.   Unless otherwise stated, the Sublease is binding
                          on all parties who lawfully succeed to the rights or take the place of the Overtenant or you, the Undertenant. Examples are an assign, heir, or a legal representative such as an executor of your will or administrator of your estate.


      Changes:      14.   This sublease can be changed only by an agreement
                          in writing signed by the parties to the Sublease.


   Signatures:      OVERTENANT:

                    GREENPEACE, INC.


                    By:  s/V. Johnson

                    You, the UNDERTENANT:
                    WANDERLUST INTERACTIVE, INC.

                    By:  s/Catherine Winchester

                   RIDER TO SUBLEASE AGREEMENT
                   BETWEEN GREENPEACE, INC. AND
                   WANDERLUST INTERACTIVE, INC.


15. If there shall be any conflict between any of the provisions of this Rider and any of the terms of the printed portion of the Sublease Agreement, all such conflicts shall be resolved in favor of the provisions of this Rider.

16. (a) The term of this Sublease shall commence on the date that Landlord grants its consent to this Sublease (the "Commencement
Date") and, unless sooner terminated as herein provided, shall end on March 30, 2001.

     (b) After the determination of the Commencement Date, Undertenant agrees, upon demand of Overtenant, to execute, acknowledge and deliver to Overtenant, an instrument, in form satisfactory to Overtenant, setting forth the Commencement Date.

17. (a) Undertenant covenants and agrees to pay to Overtenant fixed rent in the following amounts:

     For the period commencing on the Commencement Date and ending on August 31, 1997, an amount equal to the difference between (x) $120,000 and (y) the product of $322.58 and the number of days from and including September 1, 1996 to and including the date immediately preceding the Commencement Date, in equal monthly amounts of $10,000 (as adjusted as provided for in paragraph 17(c) below;

     (a) For the period commencing on September 1, 1997 and ending on August 31, 1998, $124,800, in equal monthly amounts of $10,400;

     (b) For the period commencing on September 1, 1998 and ending on August 31, 1999, $129,792, in equal monthly amounts of $10,816;

     (c) For the period commencing on September 1, 1999 and ending on August 31, 2000, $134,983.68, in equal monthly amounts of $11,248.64; and

     (d) For the period commencing on September 1, 2000 and ending on March 30, 2001, $81,890.13 (based on an annual amount of $140,383.03), in equal monthly amounts of $11,698.59.

     (b) Fixed rent shall be paid by Undertenant directly to Landlord without notice or demand therefore and without setoff, offset or deduction of any kind whatsoever, in lawful money of the United States, at the address of Landlord set forth in the Overlease or at such other address as may be designated by Landlord from time to time, five (5) days prior to the first day of each month during the term of this Sublease. Such payment of fixed rent directly to Landlord shall be deemed payment of the fixed rent due hereunder. In the event that Overtenant shall be required to pay any late charge or any other amount to Landlord because of Undertenant's failure to pay the fixed rent hereunder directly to Landlord when provided for herein, any such charge or amount shall be paid by Undertenant to Overtenant on demand as additional rent hereunder. Notwithstanding the foregoing, since Overtenant has, pursuant to the provisions of Section 69(b) of the Lease, paid the fixed rent for the last three months of the Overlease in advance, Subtenant shall pay the fixed rent under this Sublease for such three months directly to the Overtenant. In the event that Overtenant shall not have paid to Landlord the difference between the fixed rent under the Overlease and the fixed rent under this Sublease, and Undertenant shall have paid such amounts to Landlord pursuant to the provisions of the Consent, Undertenant shall have the right to offset against the fixed rent hereunder payable directly to Overtenant the amount so paid by Undertenant to Landlord.

     (c) The sum of $10,000, representing the installment of fixed rent for the first month of the term of this Sublease after the expiration of the Rent Holiday Period (as hereinafter defined), is due and payable at the time of the execution and delivery of this Sublease. In the event that the Rent Commencement Date (as hereinafter defined) shall occur on a day other than the first day of a calendar month, Undertenant shall pay to Overtenant, on the first day of the month next succeeding the month during which the Rent Commencement Date shall occur, a sum equal to $322.58, multiplied by the number of calendar days in the period from and including the Rent Commencement Date to and including the last day of the month in which the Rent Commencement Date shall occur. Such payment, together with the sum paid by Undertenant upon the execution of this Lease, shall constitute payment of the fixed rent hereunder for the period from the Rent Commencement Date to and including the last day of the next succeeding calendar month.

     (d) Provided Undertenant is not then in default in the observance and performance of any of the terms, covenants and conditions of this Sublease on Undertenant's part to be observed and performed, Undertenant shall be entitled to a conditional rent holiday and shall not be required to pay any portion of the fixed rent for the period (the "Rent Holiday Period") for the first four months of this Sublease, but during such four month period Undertenant shall otherwise be required to comply with all of the other terms, covenants and conditions of the Overlease and this Sublease on Undertenant's part to be observed and performed. The day next following the expiration of the Rent Holiday Period is referred to herein as the "Rent Commencement Date". If at any time during the term of this Sublease Undertenant shall be in default in the observance and performance of any of the other terms, covenants and conditions of the Overlease and this Sublease on Undertenant's part to be observed and performed, then the total sum of the fixed rent so conditionally excused by the foregoing provisions of this Section shall become immediately due and payable by Undertenant to Overtenant.

18. (a) Article 40 of the Overlease is hereby changed to provide that the Base Tax Year (as defined therein) shall mean the year commencing July 1, 1996 and ending June 30, 1997. Undertenant shall pay to Overtenant, as additional rent hereunder, 8.33 percent (8.33%) of the excess of real estate taxes (as defined in the Overlease) for any fiscal tax year over such real estate taxes for the Base Tax Year. Undertenant shall also pay to Overtenant, as additional rent, 8.33% percent (8.33%) of any costs and expenses, including counsel fees, incurred by Landlord as described in paragraph (d) of Article 40 of the Overlease.

      (b) Payment of additional rent pursuant to Section 18(a) above shall be made within five (5) days after demand, which demand shall be accompanied by the statement furnished by Landlord to Overtenant relating to such charges.

19. Except as otherwise provided in this Sublease, including, specifically, Section 11(a), the terms, provisions and conditions contained in the Overlease are incorporated in this Sublease by reference and are made a part hereof as if herein set forth at length, and Overtenant shall have all of the rights, but none of the obligations of Landlord under such incorporated provisions. If there shall be any inconsistency between the provisions of the Overlease so incorporated herein and the express provisions of this Sublease, such provisions of this Sublease shall govern.

20. Overtenant shall have no obligation to and shall not render or perform any services for Undertenant (including without limitation, furnishing of heat, electricity, air conditioning, ventilation, elevator service, cleaning, painting, water, condenser water, rebuilding, repainting or restoring the space sublet hereunder in case of damage or destruction by fire or other casualty and any other service required to be furnished and performed by Landlord under the Overlease), and Undertenant shall look solely to Landlord for such services and performance. If Undertenant shall have duly requested from the Landlord the performance of any such obligation and the Landlord shall fail to perform the requested obligation, Overtenant agrees to make such request in its name on Undertenant's behalf at no cost to Undertenant. Landlord shall in no event be liable to Undertenant, nor shall the obligations of Undertenant hereunder be impaired or the performance thereof be excused because of any failure or delay on the part of the Landlord in performing any obligation unless such failure or delay results from Overtenant's default under the Overlease or from Overtenant's negligence or willful misconduct.

21. Whenever any provision of the Overlease requiring Landlord to give notice to the Overtenant thereunder has been incorporated herein by reference, such notice by Overtenant to Undertenant shall for purposes hereunder be deemed timely given if given to Undertenant within five (5) business days after receipt by Overtenant of notice from Landlord unless otherwise expressly provided hereinafter to the contrary.

22. Whenever any provision of the Overlease which has been incorporated herein by reference requires Overtenant as tenant under the Overlease to take any action within a certain period of time after notice from Landlord, then, upon notice from Overtenant to Undertenant, Undertenant shall take such action within said certain period of time minus seven (7) days, provided, however, in no event shall Undertenant have less than five (5) days to take such action, whether under this Sublease, the Overlease or otherwise.

23. Each party covenants and agrees not to do or suffer or permit anything to be done or fail to be done which would result in a default under or cause the Overlease to be terminated.

24. Undertenant represents that it has inspected the premises sublet hereunder (the "Sublet Premises") and agrees to take the same "as is" in its present condition. Undertenant acknowledges that no representations with respect to the condition thereof have been made and that Overtenant shall have no obligation to perform any work or prepare the Sublet Premises for Undertenant's
occupancy.   Any work required by Undertenant to prepare the Sublet
Premises for its occupancy shall be paid for by Undertenant and shall be subject to all of the conditions set forth in the Overlease.

25. Undertenant shall obtain and keep in full force and effect during the term of this Sublease, at its sole cost and expense, such policies of insurance and in such form as are required by the Overlease. Such policies of insurance, in addition to naming as insured parties those parties specified by the Overlease, shall name Overtenant as an additional insured.

26. Each party represents and warrants to the other that Rafe B. Evans of Walker, Malloy & Company, Inc. and Kenneth Fishel of Legacy Real Estate were the sole brokers responsible for bringing about this Sublease, and each party shall indemnify and hold the other party harmless against any claims, losses, damages, liabilities, costs and expenses (including attorneys' fees) resulting from the claims of any broker or brokers or finder or finders which shall involve a breach of the foregoing representation and warranty.

27. Whenever in this Sublease consent of Overtenant is required, the consent of Landlord shall also be required therefor. If
Landlord should refuse such consent, Overtenant shall be released from any obligation to grant its consent whether or not Landlord's refusal is arbitrary or unreasonable.

28. If Undertenant shall default in the performance of any of Undertenant's obligations under this Sublease or under the provisions of the Overlease, and such default shall continue beyond the grace period provided for in this Sublease, Overtenant, without thereby waiving such default, may, at Overtenant's option, perform the same for the account and at the expense of Undertenant. If Overtenant makes any expenditures or incurs or incurs any obligations for the payment of money, including, without limitation, attorneys' fees, in instituting, prosecuting or defending any action or proceeding, by reason of any default of Undertenant under this Sublease, such sums paid or obligations incurred, with interest thereon at a rate equal to 5% above the prime interest rate on unsecured loans charged by Citibank, N.A., on loans of ninety (90) days announced as in effect from time to time during any period for which computation of interest is made hereunder, shall be deemed to be additional rent hereunder and shall be paid by Undertenant to Overtenant on demand.

29. Neither Overtenant nor its agents, representatives or employees shall be liable to Undertenant, its agents, representatives, employees, contractors or licensees, and Undertenant shall save Overtenant, its agents, representatives and employees and Landlord harmless from and against all loss, cost, liability, claim, damage and expense, including, without limitation, reasonable attorneys' fees, penalties and fines incurred in connection with or arising from any injury to Undertenant or to any other person or for any damage to, or loss (by theft or otherwise) of, any of Undertenant's property and/or of the property of any other person, irrespective of the cause of such injury, damage or loss, except if such injury, damage or loss is caused by the gross negligence or willful misconduct of Overtenant. Undertenant agrees to indemnify and save Overtenant, its agents, representatives or employees and Landlord harmless from and against all loss, cost, liability, claims, damage and expense (including, without limitation, reasonable attorneys' fees), penalties and fines, incurred in connection with or arising from (a) any default by Undertenant in the observance or performance of any of the terms, covenants or conditions of this Sublease on Undertenant's part to be observed or performed, or (b) the use or occupancy or manner of use or occupancy of the Sublet Premises by Undertenant or any person claiming through or under Undertenant, or (c) the condition of the Sublet Premises, or (d) any acts, omissions or negligence of Undertenant or any such person, or the contractors, agents, representatives, employees, servants, visitors or licensees of Undertenant or any such person, in or about the Sublet Premises or the building either prior to, during, or after the expiration of the term of this Sublease. If any action or proceeding shall be brought against Overtenant or Landlord by reason of any such claim, Undertenant, upon notice from Overtenant, agrees to resist or defend such action or proceeding and to employ counsel therefor reasonably satisfactory to Overtenant; it being understood that counsel for Undertenant's insurance company shall be deemed to be satisfactory to Overtenant. Undertenant shall pay to Overtenant on demand all sums which may be owing to Overtenant by reason or the provisions of this Section 29. Overtenant's obligations under this
Section 29 shall survive the termination of this Sublease.

30. (a) All notices, demands or requests to Overtenant or Undertenant made pursuant to, under or by virtue of this Sublease must be in writing and sent to the party to which the notice, demand or request is being made by personal delivery, nationally recognized overnight courier service or postage prepaid, certified or registered mail, return receipt requested, as follows:

To Overtenant: Greenpeace, Inc.
               1436 U Street, N.W.
               Washington, D.C. 20009
               Attn: Deputy Executive Director

with a copy to           Goldfarb & Fleece
 its attorney: 345 Park Avenue
               New York, New York 10154
               Attn: Richard A. Walderman, Esq.

To Undertenant:          Wanderlust Interactive, Inc.
               464 Broadway
               New York, New York 10013

with a copy to Kalin & Banner
 its attorney: 757 Third Avenue
               New York, New York 10017
               Attn: Richard S. Kalin, Esq.

     (b) Any such notice, demand or request shall be deemed to have been rendered or given on the date received, in the case of personal delivery or nationally recognized courier service, or on the date which is three (3) business days after mailing.

     (c) The persons designated for receipt of such notices, demands or requests and the addresses to which they shall be given or made may be changed or supplemented by notice given to each of the other parties listed in paragraph (a) above and such changes shall take effect three (3) business days after such notice is given.

     (d) Notices by a party may be given by such party's attorney.

31. Undertenant has deposited with Landlord the sum of $20,000, which will be held by Landlord as a security deposit (the "Security Deposit") pursuant to the provisions of Article 31 of the Lease (which Article 31 is deemed reinserted in the Lease in accordance with the provisions of the Consent). Promptly after the delivery of the Security Deposit (or any remaining portion of the Security Deposit if any part of the Security Deposit shall have been applied by Landlord pursuant to the provisions of Article 31 of the Lease) by Landlord to Overtenant, and provided that Undertenant shall not be in default under this Sublease, Overtenant shall return the same to Undertenant. Notwithstanding the foregoing, in the event that Overtenant shall have paid any amount to Landlord pursuant to the Lease based on any failure by Undertenant to properly observe or perform any of the terms, covenants or conditions of this Sublease or the Lease on the part of Undertenant to be observed or performed including, but not limited to, any default in the payment when due of any monthly installment of the fixed rent or of any additional rent, upon the delivery of the Security Deposit (or the remaining portion thereof) by Landlord to Overtenant, Overtenant shall have the right to retain therefrom the amount theretofore paid by Overtenant to Landlord.

32. This Sublease is conditioned upon Overtenant obtaining the written consent of Landlord to this Sublease, to the extent required under the Overlease. Undertenant shall cooperate with Overtenant to obtain such consent and shall provide all information concerning Undertenant that Landlord shall reasonably request. If such consent is refused or if Landlord shall otherwise fail to grant such consent within thirty (30) days from the date hereof, then either party may, by written notice to the other, given at any time prior to the granting of such consent, terminate and cancel this Sublease, whereupon Overtenant shall refund to Undertenant any rent paid in advance hereunder together with Undertenant's security deposit. Upon the making of such refunds, neither party hereto shall have any further obligation to the other under this Sublease, except to the extent that the provisions of this Sublease expressly survive the termination of this Sublease.

33.  Overtenant represents to Undertenant that:

     (i) The copy of the Overlease annexed to this Sublease as Exhibit A, as amended by the Consent, is a true and complete copy of the Overlease.

    (ii) Overtenant has not received any notice of default by Overtenant under the Overlease, which default remains uncured.

   (iii) To the best of Overtenant's knowledge, no event has occurred which, with the giving of notice by Landlord or the passage of time, or both, would be deemed a default by Overtenant under the Overlease.


                    GREENPEACE, INC.


                    By: s/ Venola Johnson
                        Name: Venola Johnson
                    Title: Deputy Director

                    WANDERLUST INTERACTIVE, INC.


                    By: s/ Catherine Winchester
                    Name: Catherine Winchester
                    Title:    President

cdkidz\sublsrid

Exhibit 10.9



DISTRIBUTION AGREEMENT

by and between

BMG MUSIC dibla BMG ENTERTAINMENT

and

WANDERLUST INTERACTIVE, INC.

DATED AS Of MAY 15, 1996

- -1-

                        Table of Contents



PART I - DISTRIBUTION
1. Term
2. Basic Services
3. Ordering/Title/Ownership
4. Distnbution Fee/Net Sales/Net Proceeds/Reserves/Payment
5. Returns/Procedure/Non-BMG Product(s)
5A. Guarantee(s)
6. Excess Inventory
7. Deleted Products
8. Sale Of Products By BMG
9. Marketing/Advertising/Promotion
10. Trademarks

PART II - INVENTORY MANAGEMENT
11. Purchase/Processing/Placement/Special Elements
12. Price/Additional Terms

PART III - GENERAL
13. Applicability
14. Statements/Accounting/Audit/Payments/Collateral    1 5
15. Force Majeure
16. Termination
17. Owner's Representations, Warranties, Covenants And
    Indemnification
18. Owner's Relationship To BMG
19. Key Personnel
20. Notices
21. Assignment
22. Waivers and Remedies
23. Headings
24. Investigation
25. Entire Agreement
26. Severability
27. Governing Law
28. Counterparts

Schedule 1 - Owner's Product(s)
Schedule 2 - Owners Customer(s)
Exhibit A - Price Schedule for Warehouse Services
Exhibit B- Non-BMG Products
Exhibit C - Marketing Plan
Exhibit D - Parental Advisory Logo



- -2 -

DISTRIBUTION AGREEMENT

AGREEMENT made as of the 15th day of May, 1996, by and between BMG Music, d/b/a BMG Entertainment, a New York general partnership, having an office at 1540 Broadway, New York, New York 100364093 ("BMG") and Wanderlust Interactive, Inc., a Delaware corporations having an office at 598 Broadway, New York, New York 10012 ("Owner").

In consideration of the representations, warranties, covenants and mutual promises contained herein and subject to the terms and conditions hereinafter set out, the parties hereto agree as follows:

PART I - DISTRIBUTION

TERM

(a) The Term of this Agreement is the two (2) year period commencing on the date first written hereinabove ("Initial
Period"), unless terminated or extended as provided herein.

(b) Owner grants to BMG two (2) separate, consecutive options to extend the Term ("Option(s)") for two (2) additional one (1) year period(s) ("Additional Period(s)"). The first Option(s) is to extend the Initial Period for an additional one (1) year period commencing immediately following the expiration of the Initial Period ("First Additional Period") and the second Option(s) is to extend the First Additional Period(s) for an additional one (1) year period commencing immediately following the expiration of the First Additional Period ("Second Additional Period"). Notwithstanding the immediately preceding two (2) sentences, BMG shall not be entitled to exercise the first Option(s) once Owner has elected, if at all, to terminate the Term pursuant to Paragraph 5A(a)(ii) hereof. Moreover, the first Option(s) shall not be exercised prior to the expiration of the Penetration Period. Except as otherwise provided in the immediately preceding sentence in respect of the first Option(s), each Option(s) shall be exercised, if at all, by written notice from BMG to Owner prior to the expiration of the applicable Period.

(c) The Initial Period and any Additional Period(s) constitute the "Term". As used herein, "Contract Year" means the twelve month period commencing on the month and day first written hereinabove of any year and ending on the day immediately preceding such day of the following year.

2. BASIC SERVICES
(a) As used herein

(i) Except as otherwise provided in Paragraph 2(b) hereof, "Owners Product(s)" means the interactive multimedia software product (all PC formats) including all upgrades and revised editions, now or hereafter known or developed, derived from "Master(s)" owned or controlled, in whole or in part, directly or indirectly by Owner, as same is more fully described in Part A of Schedule 1 attached hereto and by this reference incorporated herein.

(ii) "Master(s)" means the original material object in which sounds (with and without images) and images (with and without sound) are fixed by any method now known or later developed and from which sounds and/or images can be perceived, reproduced or otherwise communicated, either directly or with the aid of a machine, device or process



- -3-

(including, without limitation, so-called "gold" masters, Sony
1610/1630 (presequenced and fully edited or compact disc/DAT masters and their equivalents).

(b) (i) Notwithstanding anything to the contrary contained herein, if during the Term Owner continues to possess distribution rights in respect of the other interactive multimedia software product more fully described in Part B of Schedule 1 ("Owner's Product(s) #2) and/or possesses (or comes to possess) distribution rights in respect of other interactive multimedia software products ("Additional Owner's Product(s)"), Owner shall afford BMG a "right of first offers" to distribute Owner's Product(s) #2 and/or the Additional Owner's Product(s) under this Agreement provided, however, that solely with respect to Owner's Product(s) #2 and such right of first offer shall be subject to the Right of first negotiations and a right of last refusal which Owner has heretofore afforded MGM in connection with the distribution of same. Owner's Product(s) #1 and any Owner's Product(5) #2 and any Additional Owner's Product(s) are sometimes herein referred to individually and collectively as "Owner's Product(s)". Any Additional Owner's Product(s) as of the date hereof are more fully described in Part
C of Schedule 1. The "Right of first offer" shall operate in the manner described in Paragraph 2(e) below.

(ii) If BMG exercises its right of first offer, BMG shall perform (and continue to perform) distnbution services in respect of all of the applicable Owners Product(s) (including, without limitation, Owners Product(s) distributed by BMG prior to the date upon which BMG exercises such right and any Owner's product(s) in respect of which BMG exercises such right) for a minimum period of two (2) years commencing immediately following the date upon which BMG exercises such right. Accordingly, if BMG exercises such right in respect of Owners Product(s) #2, BMG shall distribute Owner's Product(s) #1 and #2 for two (2) years (two (2) additional years of distribution in the case of Owner's Product #1)) from the date upon which BMG exercises such right.

(c) (i) During the Term, BMG shall perform for Owner "distribution services" (as more fully described herein, including, without limitation, in Paragraph 2(d) hereof) related to the distribution of the applicable Owner's Product(s) within the fifty United
States, its territories and possessions and Puerto Rico
("Territory") by customary means through normal channels to retailers with so-called "store-doors" (as such term is commonly understood in the retail industry) and to wholesalers and distributors selling to retailers with store-doors and military channels including AAFES (the central distribution point in Atlanta, Georgia), and Owner shall rely exclusively on BMG therefor. During the Term and throughout the Territory, BMG shall also perform such distribution services, exclusively, through so-called "catalogs" specializing in computer software products and/or hardware products (e.g., "MAC World", "PC World" and "Tiger
Direct") and book fairs and club channels (e.g., Scholastic) and Home Shopping, and Owner shall rely exclusively upon BMG therefor.

(ii) Notwithstanding anything to the contrary contained herein, BMG and Owner agree that, during the Term and throughout the Territory:
(A) both BMG and Owner, non-exclusively, shall be entitled to distribute Owner's Product(s) and perform distribution services in connection therewith through general catalog merchants (other than the catalog channels described in Paragraph 2(c)(i) hereof), home bundling, direct sales to consumers (other than through the club channels described in Paragraph 2(b)(i) hereof) and as premiums provided, however, that all such distribution services performed by Owner are "direct" (i.e., not through any Customer(s) in respect of which BMG possesses exclusive distribution rights hereunder) and provided further that any distribution by BMG pursuant to this Paragraph 2(c)(ii) shall be subject to Owner's consent (which consent shall not be unreasonably withheld), and (B) Owner reserves the right to distribute Owner's Product(s) through the channels through which distribution rights are not granted BMG hereunder.

(d) (i) Without limiting any provision herein, as used in Paragraph 2(c) "distribution services" shall include the following; (A) solicitation and servicing of Customer(s) (as defined herein), acceptance, processing and fulfillment of orders from Customer(s);
(B) physical distribution of Owner's Product(s); (C) processing of returns of Owner's Product(s) for scrap or return to inventory; (D) inventory control and warehousing of Owner's Product(s); (E) invoicing Customer(s); (F) collecting from Customer(s); and (G) crediting Customer(s).

(ii) If with BMG's prior written consent any Owner's Product(s) is distributed during the Term, by someone other than BMG, the applicable Owner's Product(s) shall be appropriately marked or otherwise modified by Owner, at Owner's sole cost and expense, (or by BMG (at Owner's sole cost and expense) if Owner fails to undertake same) in a manner consistent with BMG's then current practices to remove BMG's name therefrom (or by covering BMG's name with a non-removable sticker) and otherwise preclude same being returned to BMG or otherwise minimize the likelihood of same being confused with Owner's Product(s) distributed by BMG. If Owner fails to remove same or pay for the modification of same. BMG shall bill Owner for such charges and Owner shall pay such invoice in accordance with Paragraphs 14(b) and (c).

(e) Provided that the Term of this Agreement has not been terminated, the "right of first offers" shall operate as follows:
Owner shall notify BMG, in writing, of the availability of Owner's Product(s) #2 and any Additional Owner's Product(s) and the material terms (which Owner shall determine in its reasonable and sound business judgment) of any offer which Owner may desire to make to, or accept from, any third party with respect to the distribution of the Owner's Product(s) #2 and/or any Additional Owner's Product(s) ("Owner's Notice"). Within fifteen (15) business days after receipt by BMG of Owner's Notice, BMG shall notify Owner, in writing, of its intention, if any, to exercise this right of first offer. If BMG shall fail to respond to Owner's Notice within such fifteen (15) business day period, or shall notify Owner that BMG is unwilling to accept the terms of the offer set forth in Owner's Notice, then Owner shall be free to make to or accept from any third party the offer set forth in Owner's Notice without obligation to BMG. In the event BMG notices Owner of its willingness to accept the terms of the offer set forth in Owner's Notice, BMG shall enter into a written amendment to this Agreement (as promptly as possible with the fifteen (15) business day period immediately following BMG's notice to Owner) incorporating terms no more favorable to Owner than the terms set forth in the Owner's Notice. Owner agrees not to enter into any agreement with any third party on terms more favorable to such third party than the terms of the offer set forth in the applicable Owner's Notice. The rights of first offer described in this Paragraph shall apply to each different offer which Owner makes to or receives from any third party, regardless of the date when any such offer or offers are made or whether there are several offers to or from the same party or a different party on the same or different terms. Owner agrees to notify BMG of the terms of any offers which Owner makes, receives or desires to accept from any third party so that BMG may determine whether such offer is more favorable and elect to accept the same or not, as provided herein. If an agreement with a third party has not been fully executed within ninety (90) days, either after BMG has notified Owner of its unwillingness to accept the offer as set forth in the applicable notice, or after expiration of such fifteen (15) business day period referred to above during which BMG has failed to respond the notice, then Owner shall again offer such rights to BMG in the manner provided herein.

3. Ordering/ Title/Ownership
(a) In consultation with Owner, EMG shall order from owner such quantities of Owner's Product(s) as BMG requires hereunder and Owner shall manufacture and deliver (or cause to be manufactured and delivered), at Owner's sole cost and expense, such quantities of Owner's Product(s) (within the time-frame designated by BMG to meet the scheduled release date(s) for Owner's Product(s)), freight prepaid, to BMG's warehouse in Duncan, South Carolina or any other place designated by BMG ("Warehouse"). BMG will hold Owner's Product(s) at the Warehouse in inventory until the applicable Owner's Product(s) is sold or otherwise disposed of in accordance with the provisions hereof. Owner's Product(s) will be deemed sold at the time Owner's Product(s) are shipped by BMG from the Warehouse to its sub-distributors, distributors, retailers, agents, merchants or other persons with whom BMG may do business (hereinafter individually and collectively, "Customer(s)").

(b) Owner shall retain title to, and ownership of, Owner's Product(s) delivered to the Warehouse until sold (as described in Paragraph 3(a) hereof) or otherwise disposed of by BMG in accordance with the provisions hereof. However, while Owner's Products) are in BMG's possession at the Warehouse, BMG shall assume the risk of loss or damage to the Owner's Product(s). The risk assumed by BMG shall be limited to the cost of manufacturing replacements for the applicable Owner's Product(s).

4. Distribution Fee/Net Sales/Net Proceeds/Reserves/Payment
(a) For services rendered under this Part I, BMG shall retain a distribution fee of twenty (20%) percent of Net Sales ("Distribution Fee") before any and all deductions for any "Special discounts" (as defined herein) offered by Owner (which discounts shall be at Owner's sole cost and expense). As used herein, "Gross Sales" shall mean the total amount invoiced and payable by BMG's Customer(s) for Owner's Product(s) sold hereunder: and "Net Sales" shall mean Gross Sales ti) less credits issued and reserves established hereunder, (ii) plus reserves liquidated hereunder.

(b) "Net Proceeds" shall mean Net Sales less the Distribution Fee.

(c) Except as otherwise provided herein, Net Proceeds shall be payable by BMG to Owner in respect of Owner's Product(s) sold hereunder sixty (60) days after the last day of the calendar month during which Owner's Product(s) is sold by BMG. Net Proceeds payments shall be accompanied by a statement rendered in accordance with BMG's regular accounting practices.

(d) (i) BMG shall have the right to establish a reserve with respect to each calendar month of the Term. With respect to Gross Sales in respect of the initial "sell-in" period for a particular Owner's Product(s), the reserve shall not exceed thirty (30%) percent of the Gross Sales of such Owners Product(s) for that period. With respect to Gross Sales in respect of any other period for such particular Owner's Product(s), the reserve shall not exceed twenty (20%) percent of the Gross Sales for that period. The reserve established with respect to each period shall be maintained for a period of six (6) months and liquidated at the end of the applicable six (6) month period hereunder. Liquidated reserves shall be accounted and paid to Owner at the same time and in the same manner as Net Proceeds are accounted and paid to Owner for sales of Owners Product(s) in the month in which such reserves are liquidated. Notwithstanding the immediately preceding provisions of this Paragraph 4(d), upon notice to Owner BMG may adjust the reserves (and the duration of any liquidation period) upward and downward if in BMG's reasonable judgment, BMG determines that the current level of the reserves (and the duration of any liquidation period) does not favorably comport with BMG's actual or reasonably foreseeable returns experience.

(ii) Notwithstanding anything, to the contrary contained herein, for each of the final twelve (12) calendar months of the Term, the amount of the reserve shall be the percentage established pursuant to Paragraph 4(d)(i) of the higher of (A) Gross Sales for the month concerned, or (B) the average monthly Gross Sales for the twelve months immediately preceding the final twelve (12) months of the Term.

(a) Owner will accept from BMG all returns of Owner's Product(s) hereunder physically received from Customer(s) during the Term and during the period ending nine (9) months after the last day of the Term ("Post-Term Returns Period").

(b) Any services rendered by BMG in connection with returned Owner's Product(s) will be at the applicable per unit price set forth in Exhibit A attached hereto and by this reference incorporated herein. BMG shall invoice Owner for such services and Owner shall pay such invoice in accordance with Paragraphs 14(b) and (c) hereof.

(c) (i) Owners Product(s) returned to BMG shall be returned to the inventory of Owner's Product(s) in BMG's custody, except that, unless BMG and Owner otherwise agree, in writing, BMG shall be entitled to scrap (A) any Owner's Product(s) returned with the shrink wraps container or other packaging material breached to the extent that Owner's Product(s) could have been removed therefrom; and (B) any Owner's Product(s) which in BMG's judgment is not in saleable condition. BMG will scrap Owner's Product(s) at the applicable per unit price set forth in Exhibit A. BMG shall invoice Owner for such scrapping and Owner shall pay such invoice in accordance with Paragraphs 14(b) and (c) hereof.

(ii) Notwithstanding anything to the contrary contained in Paragraph 5(c) hereof, BMG shall give good faith consideration to a request made by Owner (from time to time, in respect of returns of a particular Owner's Product(s) in excess of five thousand (5,000) units in a given Contract Year) that BMG, to the extent practicable, retain (rather than scrap) a reasonable number of the returns of such Owner's Product(s) which would otherwise have been scrapped. Such retention shall be for a reasonable period in order to afford Owner an opportunity to elect to return such Owner's Product(s) to BMG's inventory of Owner's Product(s) without refurbishment to refurbish, at Owner's sole cost and expense, such Owners Product(s) prior to returning such Owner's Product(s) to inventory, or to remove the returned Owner's Product(s) from the Warehouse for storage purposes (at Owner's sole cost and expense of removal and storage). If Owner makes such request or election, BMG shall advise Owner of any additional charges applicable to BMG's retention of such Owner's Product(s) or returning same to inventory and to removing and storing same. BMG's retention of Owners Product(s) shall be subject to Owners payment of such additional charges.

(d) (i) As used herein, "Non-BMG Product(s)" shall mean any and all Owners Product(s) existing prior to the commencement of the Term which are not manufactured or distributed by BNIG hereunder (including, without limitation, Owner's Product(s) listed in Exhibit B attached hereto and by this reference incorporated herein) and/or any and all Owner's Product(s) which are not distributed by BMG hereunder. Except as otherwise agreed by BMG, in writing, Owner shall direct all customers (including, without limitation, BMG's Customer(s)) that returns of Non-BMG Product(s) shall not be sent to the Warehouse. Ownerr, rather than BMG, shall be solely responsible for returns of Non-BMG Product(s) and the issuance of credit(s) or other payments to such customers with respect to returns of. Non-BMG Product(s) (and Owner shall notify its customers and other third parties to such effect). The provisions of Paragraphs 5(c) and 5(d)(ii) shall also apply to Non-BMG Product(s).

(ii) In order to enable BMG to distinguish Owner's Product(s) (and returns of Owner's Product(s)) manufactured and distributed hereunder from any Non-BMG Product(s), (and returns of Non-BMG Product(s)), Owner shall insure that each Owner's Product(s) distributed hereunder is readily distinguishable from Non-BMG Product(s). BMG shall advise Owner of, and Owner shall incorporate such elements (including separate UPC numbers for such Owner's Product(s) hereunder) or make such modifications to Owner's Product(s) hereunder as BMG deems reasonably necessary.

(e) BMG will perform refurbishing services with respect to Owner's Product(s) at the applicable per unit prices set forth in Exhibit
A. BMG shall invoice Owner for such services and Owner shall pay such invoice in accordance with Paragraphs 14(b) and (c) hereof.

(f) (i) Notwithstanding anything to the contrary contained herein, BMG shall retain all reserves established during the twelve (12) month period preceding the last day of the Term and apply such reserves against credits issued during such period and/or the Post-Term Return Period. Within thirty (30) days following the end of the Post-Term Return Period, a final determination of returns and credits issued shall be made by BMG. If credits issued by BMG exceed reserves retained by BMG, Owner promptly shall pay BMG the value of the Net Proceeds of that difference, and if at the end of the Post-Term Return Period such reserves exceed credits issued, BMG promptly shall pay Owner the value of the Net Proceeds of that difference.

(ii) The provisions of Paragraph 5(f)(i) shall not be applicable hereunder if Owner and BMG enter into a written agreement with a "New Distributor" whereunder New Distributor agrees to accept all returns of Owner's Product(s) and be fully responsible for crediting BMG's Customer(s) at the prices and in accordance with the terms of the then applicable BMG returns policy; and to fully indemnify BMG in connection therewith. In good faith, BMG shall negotiate and enter into such agreement with New Distributor in a form reasonably satisfactory to BMG in accordance with its customary business practices. BMG shall fully liquidate the reserves established hereunder once any such agreement is executed, subject to Owner's payment of all outstanding amounts due to BMG. "New Distributor" means a "major distribution company", acting as Owner's new distributor, which agrees, upon and after the expiration of the Term, to accept all returns of Owner's Product(s), to be solely and fully responsible for crediting BMG's Customer(s) at the prices and in accordance with the terms, prescribed under BMG's then applicable returns policy and to indemnify BMG and hold PMG harmless from any and all claims against BMG and from any losses, claims, costs, liabilities or damages (including attorneys' fees) arising out of or connected with a breach by such company of such agreement.

(g) BMG shall not be obligated to accept returns of Owner's Product(s) after the expiration of the Post-Term Returns Period. If BMG elects to accept any returns of Owners Product(s) within ninety
(90) days subsequent to the expiration of the Post-Term Returns Period, BMG shall invoice Owner for the value of the Net Proceeds of such returns and for all applicable per unit charges set forth in Exhibit A related thereto and Owner promptly shall pay such invoice.

5A. GUARANTEE(s)
(a) BMG extends to Owner the following guarantees only with respect to the Owner's Product(s) #1 ("Guarantee(s)"):

(i) BMG guarantees that sixty thousand (60,000) units ("Guarantee Units") of Owner's Product(s) #1 shall be distributed hereunder within the two (2) year period following the initial commercial release date of Owner's Product(s) #1 ("Guarantee Period"), as follows:

(A) If in the accountings rendered by BMG in respect of Owner's Product(s) #1 during the applicable Guarantee Period BMG accounts in respect of a number of units less than the Guarantee Units ("Reported Units"), then BMG, upon Owner's written demand (made within sixty (60) days after the expiration of such Guarantee Period), shall credit to Owner's account the applicable "Guarantee Shortfall";

(B) For purposes hereof, the "Guarantee Shortfall" means the value determined by multiplying (x) the difference between the Guarantee Units and the Reported Units for Owner's Product(s) #1 times (y) the "Guarantee Profits". The "Guarantee Profits" means the difference between (x) the average per unit amount invoiced (BMG having approved, for this purpose only, the net price (after all discounts) per unit selected by Owner and paid to BMG by its Customer(s) for Owner's Product(s) #1) and (y) the average per unit amount of the direct costs incurred by Owner, or BMG on behalf of Owner, in respect of the following ("Shortfall Costs") manufacturing costs and expenses for Owner's Product(s) #1, distribution fee for Owner's Product(s) #1, and royalties otherwise payable by Owner to third parties in respect of Owner's Product(s) #1. Owner agrees to furnish BMG with written notice of the Shortfall Costs on or before the initial distribution of Owner's Product(s) #1.

(ii) In addition, BMG guarantees that within three (3) months ("Penetration Periods") following the initial commercial release date for Owner's Product(s) #1, Owner's Product(s) #1 shall be distributed to forty (40%) percent ("Penetration Percentage") of the accounts listed in Schedule 2 attached hereto and by this reference incorporated herein ("Penetration Accounts"). If Owner affords BMG a four (4) month selling cycle for Owners Product(s) #1 and BMG fails to distribute Owners Product(s) #1 to the Penetration Percentage of the Penetration Accounts within the Penetration Periods, Owner shall be entitled to terminate the Term of this Agreement by written notice to BMG within ten (10) days following the last day of the Penetration Periods. BMG's right of first offer pursuant to Paragraph 2(e) shall not be exercisable if the Term of this Agreement has been terminated.

(b) The Guarantee(s) is subject at all times to Owner's having timely fulfilled all of its obligations hereunder (including, without limitation, Owner's obligations to timely deliver Owner's Product(s) within the time-frame required to meet the scheduled release date(s) therefor; to timely furnish BMG with written notice of the Shortfall Costs, to timely furnish and agree with BMG on a marketing plan (including the marketing budget), as same is more fully described in Paragraph 9(a) hereof, for Owner's Product(s) #1 and to timely implement the Marketing Plan ("Marketing Plan")). As agreed, the Marketing Plan for Owner's Product(s) #1 shall be attached hereto and made a part hereof as Exhibit C.

6.     EXCESS INVENTORY

On or about the last day of each month (the "Last day") after the first six months of the Term, BMG shall determine from BMG's books and records on a selection-by-selection basis and by each configuration thereof the amount of any excess inventory (i.e., more than a one (1) year supply, as determined in accordance with BMG's standard business practices) in BMG's possession or control as of each such last day and shall report such determination to Owner. Owner, at Owner's election, shall either remove for storage purposes only (at Owner's sole cost and expense of removal and storage) such excess inventory within thirty (30) days of BMG's report under this Paragraph, or pay BMG within such thirty (30) day period for each month thereafter that any excess inventory is retained or controlled by BMG an amount equal to the number of units of excess inventory retained multiplied by Ten ($.10) Cents (the "Excess Inventory Charge"). Notwithstanding any contrary provision contained herein if Owner fails to remove any excess inventory or pay the Excess Inventory Charge on a timely basis, BMG, subject to the provisions embodied in Paragraph 14(g) hereof, shall scrap such excess inventory at the applicable per unit price set forth in Exhibit A for scrapping. BMG shall invoice Owner for such scrapping and Owner shall pay such invoice in accordance with Paragraphs 14(b) and (c) hereof.

7.     DELETED PRODUCTS

(a) Owner shall have the right to delete Owners Product(s) from Owner's catalog and, subject to Owner having fulfilled all of its then outstanding and reasonably foreseeable obligations to BMG hereunder, remove and sell same as so-called Cut-outs. Owner shall give BMG notice of the date on which a particular Owner's
Product(s) is to be deleted from Owner's catalog and Owner shall have thirty (30) days from that date to remove, at Owner's expense, deleted Owner's Product(s) from the Warehouse. Prior to any such removal, the deleted Owner's Product(s) will be appropriately marked by BMG (at Owner's expense) as cutouts in a manner consistent with BMG's then current practices to distinguish the inventory of deleted and cut-out Owner's Product(s) from the inventory of Owner's Product(s) which has not been deleted and cut-out. Upon such deletion, marking and removal the applicable Owner's Product(s) will no longer be subject to the terms and conditions of this Agreement.

(b) Notwithstanding anything to the contrary contained herein, if Owner does not remove Owner's Product(s) deleted pursuant to the immediately preceding Paragraph, BMG shall have the right to scrap same (without any further obligation to Owner) at the applicable per unit price set forth in Exhibit A for scrapping. BMG shall invoice Owner for such scrapping and Owner shall pay such invoice in accordance with Paragraphs 14(b) and (c) hereof.

8. SALE OF PRODUCTS BY BMG

(a) (i) The suggested retail list price, "list category" or "net price" in the case of CD-Roms, whichever is applicable, of Owner's Product(s) shall be established by Owner in Owner's sole discretion and Owner agrees to price Owner's Product(s) fairly and competitively. However, in order to permit necessary efficiencies in day-to-day operations, Owner shall not change the suggested retail list price, or"list category" or "net price" of any specific Owners Product(s) without giving BMG written notice at least one
(1) calendar month prior to the effective date of the change. In conjunction with any change of the suggested retail list price, "list category or "net price" of any specific Owner's Product(s), Owner simultaneously shall change the catalogue number (or its equivalent) of such specific Owner's Product(s). In order to reflect the new catalogue number, BMG shall modify (by stickering and reshrinkwrapping (or otherwise altering and repackaging)) such specific Owner's Product(s) at the applicable per unit prices for restickering and reshrinkwrapping set forth in Exhibit A (or at the applicable per unit price established by BMG for any other type of alteration and repackaging). BMG shall invoice Owner for such charges and Owner shall pay such invoice in accordance with Paragraphs 14(b) and (c) hereof.

(ii) Owner shall consult with BMG in good faith before establishing the "net price" for any Owner's Product(s) subject to the Guarantee(s).

(b) The Customer(s) to whom and, except as otherwise expressly provided in Paragraph 8(c) hereof, the terms of sale (including prices to Customer(s), discounts, free goods, credit and dating, returns policy and percentage limitations on returns) at which BMG sells, Owner's Product(s) hereunder, and the local advertising allowances (if any) allowed by BMG at BMG's sole cost and expense, etc.) shall be established by BMG in its sole discretion. BMG shall advise Owner of BMG's current terms of sale and its advertising policies.

(c) From time to time Owner may elect to offer to BMG's Customer(s) discounts greater than any standard discounts then given by BMG ("special discounts"). BMG shall offer special discounts to its Customer(s), on Owners behalf, provided that Owner will bear all costs and expenses, including dating, associated with such excess discounts and that with respect to any special discount, Owner shall give BMG such reasonable advance written notice of the special discount to be offered so as to permit BMG to implement the special discount in an efficient manner consistent with BMG's administration of sales ("special discounts").

(d) Owner shall be solely responsible for securing (and Owner agrees to timely secure) any and all perrnissions, authorizations, clearances, licenses, releases and other rights required (or reasonably deemed necessary by BMG) to enable BMG to distribute Owner's Product(s) without infringing upon the rights of, or incurring any liability to, any third party(ies). In addition, Owner shall be solely responsible for timely paying (and Owner agrees to timely pay) any and all sums due or otherwise required to be paid to third party(ies) in respect of any such permissions, authorizations, clearances, licenses, releases and other rights (including without limitation, payments to developers, copyright proprietors, publishers, writers, artists, producers and engineers). Upon BMG's reasonable request, if at all, from time to time during the Term Owner shall furnish BMG with documentation evidencing that Owner has secured any and all sudh permissions, authorizations, clearances, licenses, releases and rights and has timely paid all sums due to third party(ies) in respect thereof.

(e) (i) Without prejudice to any other rights which BMG may possess at law or hereunder, BMG may reject a particular Owner's Product(s) for distribution hereunder if BMG determines that: (A) Owner's Product(s) advocates an illegal activity; (B) Owner's Product(s) is patently offensive or obscene; (C) Owner's Product(s) violates any governmental regulation or law (including, without limitation, a regulation or law relating to ethical, religious, moral or political conception); (D) Owner's Product(s) violates the personal property or other rights of a person, firm or corporation; or (E) that the distribution of Owner's Product(s) would constitute a breach of any of Owner's warrantees, representations or covenants herein or constitute the potential defamation or libel of any person.

(ii) Any such determination by BMG shall be based on the good faith opinion of BMG's counsel applying the same standards used in making such types of determination with respect to other products distributed by BMG.
(iii) BMG shall furnish Owner with written notice of any determination to reject (specifying the basis therefor) Owner's Product(s) under this Paragraph. If within fourteen (14) days after such notice Owner fails to furnish BMG with a modified sample of the Rejected Owner's Product(s) satisfactory to BMG, BMG shall have no obligation to distribute the Rejected Owner's Product(s).

(f) Owner agrees to identify and label newly released Owner's Product(s) with "explicit Iyrics" by affixing the Parental Advisory Logo ("Logo") to same in accordance with the standards established by the Recording Industry Association of America ("RIAA") under the Parental Advisory Program ("Program"). The current standards are set forth in Exhibit D attached hereto and by this reference incorporated herein. The initial decision to identify and label a particular Product(s) rests with Owner. If BMG determines that Owner has failed to affix the Logo to Owner's Product(s), when appropriate, BMG shall be entitled to affix the Logo, at Owner's sole cost and expense, to Owner's Product(s). Any such determination by BMG shall be based solely on the good faith opinion of BMG's counsel applying the same standards used when making such types of determination with respect to other products distributed by BMG.

9. MARKETING/ADVERTISING/PROMOTION

(a) (i) In accordance with the Marketing Plan, Owner agrees to timely develop, undertake, implement and otherwise perform and pay for (and to be solely responsible for developing, undertaking implementing and otherwise performing and paying for) all marketing, advertising, promotion and publicity (and any special program costs and expenses related thereto) in connection with Owner's Product(s). The Marketing Plan shall include Owner's proposals with respect to advertising and otherwise publicizing Owner's Product(s), generating positive reviews in influential major media oriented concems, furnishing BMG (on or before the dates mutually agreed by BMG and Owner) with sell-sheets for Owner's Product(s), and otherwise creating a demand for Owner's Product(s) at retail and incentivizing sell-through at retail.

(ii) Notwithstanding the foregoing, BMG on behalf of Owner, agrees to facilitate the placement and verification, all in accordance with BMG's advertising policies and/or the Marketing Plan (at Owner's sole cost and expense) of, Owner requested or approved advertisements and promotions (including, without limitation, "co-op ads" and "instore promotions").

(iii) Owner shall consult with BMG, in good faith, regarding the retail packaging design and layout for Owner's product(s).

(iv) If BMG pays for any such costs and expenses under the Marketing Plan for which Owner is responsible BMG shall invoice
Owner for same and Owner shall pay same in accordance with Paragraphs 14(b) and (c) hereof.

(b) At no cost to BMG Owner shall deliver (or cause to be delivered) to BMG reasonable quantities (approximately fifteen hundred (1500) copies per SKU) of promotional copies of Owner's
Product(s) for promotion and sales solicitation.

(c) BMG and Owner shall mutually agree on an initial release schedule for each specific Owner's Product(s) and, subject to the conditions embodied in Paragraph 5A(b) hereof, BMG shall use its reasonable efforts to ship thirty thousand (30,000) units of Owner's Product(s) #1 within sixty (60) days of such "street date" therefor.

(d) In the performance of its services hereunder, BMG shall have the right:

(i) to advertise, distribute and sell Owner's Product(s) during the Term and throughout the Territory and to cause others to do so;

(ii) to use and to authorize others to use solely in connection with BMG's performance of its distribution services hereunder the names, likenesses sobriquets, photographs, biographies and facsimile signatures of each of the artists and characters whose performances or characters are embodied in Owner's Product(s), the producers of Owner's Product(s) and Owner ("Identification") provided, however, that to the extent that Owner notifies BMG, in writing, that its rights to use any particular Identification are limited or otherwise restricted by any third party (including Owner's licenser), BMG's use pursuant to this Paragraph 9(d)(ii) shall be limited or restricted to the same extent following such notice;

(iii) to perform Owner's Products(s) publicly and to permit public performances thereof in any medium and by any means whatsoever, whether now or hereafter known.

10. TRADEMARKS
(a) Owner hereby represents and warrants that Owner is the exclusive owner or authorized licensee of all trademarks, trade names and logos used by Owner in connection with the Owner's Product(s) and that no other person or entity has any adverse interest therein. BMG hereby recognizes the rights of Owner to all such trademarks, trade names and logos and BMG agrees not to use any such trademarks, trade names and logos other than in connection with the marketing and sale of Owners Product(s) hereunder Owners submission of any "Materials" which includes trademarks, trade names and logos shall be deemed to be instructions to BMG for BMG to use such trademarks, trade names and logos as submitted.

(b) No trademark (including the BMG logo) owned and or exclusively controlled by BMG shall be used by Owner other than pursuant to BMG's express written consent and license to use same and then only in accordance with BMG's specific instructions and requirements (e g., the following trademark legend must appear wherever the BMG logo appears: "The BMG logo is a trademark of BMG Music"). Without BMG's prior written consent, the BMG logo shall not appear in connection with Owner's Product(s) greater in size or prominence than the size of any logo or other trademark employed by Owner. Any unauthorized manufacture, duplication or distribution of BMG's property (including, without limitation, its copyrights and trademark rights and interests) will be considered nothing less than copyright infringement, trademark infringement misrepresentation and unfair competition in violation of federal and state laws and BMG will seek the appropriate judicial relief.

PART II - INVENTORY MANAGEMENT

11. DELIVERY/PROCESSING/PLACEMENT/SPECIAL ELEMENTS

(a) Owner shall consult with BMG in advance respecting quantities of Owner's Product(s) and Material(s) to be delivered to the Warehouse and the allocation of such quantities as among BMG's Warehouse locations, and the final decision on both questions shall be subject to BMG's approval. Deliveries shall be made f.o.b. the Warehouse location(s) so determined.

(b) In order to enable BMG to distinguish Owner's Product(s) (and returns of Owner's Product(s)) manufactured and distributed hereunder from any "Non-BMG Product(s)", Owner shall insure that each Owner's Product(s) distributed hereunder is readily distinguishable from Non-BMG Product(s) BMG shall advise Owner of, and Owner shall incorporate such elements (induding separate UPC numbers for such Owner's Product(s) hereunder) or make such modifications to Owner's Product(s) hereunder as BMG deems reasonably necessary.

(c) Owner shall have printed on all jackets, containers and graphics on Owner's Product(s) manufactured or caused to be manufactured by BMG and/or distributed by BMG hereunder the language "Manufactured and Distributed in the United States by BMG Distribution, a unit of BMG Entertainment."

(d) BMG shall place Owner's Product(s) manufactured pursuant to this Paragraph in the location in BMG's Warehouse where it holds the Owner's Product(s) pursuant to Part I of this Agreement Such placement of Owner's Product(s) shall be deemed "delivery for purposes of this Agreement.

(e) All of Owner's Product(s) delivered hereunder will be available for distribution subject only to the restrictions which are expressly provided herein or in respect of which Owner furnishes
BMG with written notice. Following such notice, the applicable
Owner's Product(s) shall be subject to said restrictions.

12. PRICES/ADDITIONAL TERMS
(a) For services rendered by BMG to Owner under this Agreement and in accordance with Paragraphs 14(b) and (c), Owner shall pay to BMG for Owner's Product(s) delivered hereunder, the prices, f.o.b. Warehouse, set forth in Exhibit A attached hereto and by this reference incorporated herein. Exhibit A also set forth in specificity certain obligations of the parties and additional prices for certain services (including, without limitation, BMG's distribution of Owner's Product(s) supplied by Owner to third party(ies) for promotional purposes).

(b) BMG shall have the right, not more than once within any twelve
(12) month period of the Term, to increase the prices set forth in Exhibit A, however, no such increase shall exceed one hundred (100%) percent of the amount by which BMG's costs (fairly allocated per configuration per unit), including without limitation, the costs of purchasing and/or obtaining finished goods, raw materials, labors services and/or power, shall have increased (using the date first written hereinabove as the benchmark for the first increase, if any, and the date of the subsequent increase as the benchmark for any subsequent increase(s)).

 PART III - GENERAL

13. APPLICABILITY
The provisions of this Part III shall apply to the provisions of Parts I and II hereof.

14. STATEMENTS/ACCOUNTING/AUDIT/PAYMENTS/COLLATERAL
(a) All statements and other accountings rendered by BMG shall be binding upon Owner and not subject to any objections by Owner for any reason whatsoever, unless such specific objection is made in writing, stating the basis thereof and delivered to BMG within one
(1) year from the date such statement is rendered.

(b) BMG shall invoice Owner (in full or in part) monthly for all amounts due hereunder and Owner shall pay BMG within thirty (30) days of the date of each invoice.

(c) Notwithstanding any contrary provision contained herein, BMG shall be entitled to deduct (in full or in part) any amounts invoiced (or to be invoiced) pursuant to Paragraphs 14(b) and (c) hereof from any and all sums then owed by BMG to Owner under this Agreement including, without limitation, any Net Proceeds otherwise payable to Owner hereunder.

(d) At any time that Net Proceeds become payable if such Net
Proceeds are in a negative amount, then Owner promptly shall pay
BMG such Net Proceeds, plus any other amounts then due.

(e) Owner may, at Owner's own expense, appoint an independent certified public accountant to inspect, examine and audit BMG's books and records insofar as such books and records relate to the accountings and payments rendered by BMG to Owner hereunder. Such inspection shall be made on not less than thirty (30) days nor written notice during normal business hours, but not more than once in any twelve-month period during the Term hereof and no more than once with respect to any statement rendered hereunder, and not between November 1 and February 28 of any Contract Year. Owner shall propose to BMG, in writing, accompanied by appropriate documentation any adjustments to such payments which Owner in good faith believes to be necessary no later than ninety (90) days after completion of the auditor's field work. Any audit (including all of the auditor's field work and the submission of Owner's proposed adjustments) conducted by Owner shall be completed within the time-frame agreed by Owner and BMG prior to the commencement of same, but in no event later than one (1) year following such commencement
- - unless and to the extent delays are occasioned solely by BMG's action or inaction.

(f) Any amount determined to be due from one party to the other party hereunder, if not paid on the due date, shall bear interest at a rate per annum equal to the prime rate charged by Chase Manhattan Bank as of the due date. Such amount due (including interest) shall be applied against, in the case of amounts due from Owner to BMG, any Net Proceeds otherwise payable by BMG to Owner hereunder.

(g) If Owner requests that BMG render manufacturing services to Owner in connection with Owner's Product(s) or if BMG in its sound commercial judgment determines that BMG has for whatever reason, a substantial monetary exposure with respect to Owner and Owner's Product(s), then Owner, upon request, agrees to negotiate in good faith with BMG the terms and conditions of a security agreement therefor.

15. FORCE MAJEURE
In the event of any act of God or force majeure, such as strikes, lock-outs, accidents, fires, delays in manufacturing, delays of carriers, delays in delivery of materials, labor controversy, government actions, war or any other causes beyond their control, neither party shall be responsible for delay in performance hereunder nor shall incur liability to the other due to the resulting inability to perform provided that the party relying on such events of force majeure gives notice to the other party of the cause and anticipated duration, within thirty (30) days of the occurrence.

16. TERMINATION
(a) Either party hereto shall have the right, in addition to any other rights it may have at law or hereunder, to terminate the Term with immediate effect (i) in the event of a material breach or default by the other party of any representation, warranty, covenant or obligation under this Agreement which in the good faith judgment of the party seeking to terminate the Term, would interfere with the exercise of its rights hereunder and which breach or default has not been cured within thirty (30) days after prompt written notice (specifying the nature of such breach or default) has been given to such breaching or defaulting party by the party seeking to terminate the Term; or (ii) in the event of a force majeure as set out above which continues for a period in excess of one hundred and eighty (180) days.

(b) In addition, either party hereto shall have the right, in addition to any other rights it may have at law or hereunder, to terminate the Term with immediate effect, by written notice to the other party, if any of the following occur: (i) the dissolution of the other party or the liquidation of the other party's assets;
(ii) the filing by or against the other party of a petition for liquidation or reorganization under Title 11 of the United States Code as now or hereafter in effect or under any similar statute relating to insolvency, bankruptcy, liquidation or reorganization;
(iii) the appointment of a trustee, receiver or custodian for the other party or for any of the other party's property; (iv) the other party's making of an assignment for the benefit of creditors;
(v) the other party's commission of any act for or in bankruptcy;
(vi) or the other party's becoming insolvent; or (vii) if as of December 31, 1997 Gross Shipments of Owner's Product(s) #1 hereunder are less than eighty thousand (80,000) units ("Minimum Shipment Threshold"). In determining whether the Minimum Shipment Threshold has been achieved consideration shall be given to orders in the system as of December 31, 1997 for Owner's Product(s) #1 scheduled to ship on or just after December 31, 1997.

(c) Unless otherwise expressly agreed by BMG and Owner in writing, upon termination of the Term for any reason whatsoever.

(i) Owner shall remove (at Owners expense) from BMG's Warehouse and/or any other applicable location designated by BMG all of Owner's Product(s) and Materials in BMG's possession and/or control within thirty (30) days following the effective date of such expiration or termination ("termination date") and notwithstanding the expiration or termination of the Term shall purchase, as and if not theretofor purchased by Owner, all of BMG's inventory of Owner's Product(s). Owner shall accept the return of all Owner's Product(s) returned by BMG's Customer(s) from time to time thereafter and repurchase from BMG such Owner's Product(s) for an amount equal to the value of Net Proceeds of the credit given by BMG to its Customer(s) for such returned Owner's Product(s) returned. Owner's Product(s) returned to BMG's Warehouse after the initial removal of Owners Product(s) by the Owner shall be removed by the Owner, at the Owner's expense, within thirty (30) days following BMG's written request to Owner to do so. Prior to such removal of Owner's Product(s) by Owner the particular Owners Product(s) concerned shall be appropriately marked or otherwise modified by BMG (at Owner's expense) in a manner consistent with BMG's current practices to remove BMG's name therefrom and otherwise preclude same being returned to BMG. BMG shall be entitled to scrap Owners Product(s) and Materials not so removed or paid for by Owner. Such scrapping shall be at the applicable per unit price set forth in Exhibit A. BMG shall Invoice Owner therefor and Owner shall pay such invoice in accordance with Paragraphs 14(b) and (c) hereof;

(ii) all unshipped orders for Owner's Product(s) shall be canceled without liability, except that Owner shall remain liable for work-in-process under Part Il;

(iii) BMG shall immediately cease soliciting orders for and thereafter distributing Owner's Product(s), using Owner's trademarks and trade names and shall remove from its advertising any reference to Owners Product(s) and the distributorship covered herein;

(iv) the expiration, termination or cancellation of the Term or the revocation of this Agreement will not discharge Owner or BMG from their obligation to pay any amounts owing hereunder. As long as any amount so owing to BMG by the Owner has not been paid in full, BMG will have the right to reimburse itself from amounts owed to the Owner hereunder, without prejudice to the other rights of BMG.

17. OWNER'S REPRESENTATIONS, WARRANTIES, COVENANTS AND
    INDEMNIFICATION
 (a) Owner represents, warrants and covenants as follows:

(i) Owner has the exclusive right to produce, mechanically record, promote, advertise, manufacture, distribute and sell Owner's
Product(s) during the Term and in the Territory and Owner is possessed of the full right to enter into this Agreement:

(ii) In performing services in accordance with the provisions of this Agreement BMG will not violate the rights of any third person or entity;

(iii) That no other person whatsoever has the right to perform the services to be performed by BMG hereunder;

(iv) Except as otherwise expressly provided herein to the contrary, Owner has paid and will pay all costs and expenses (including without limitation, the costs and expenses of development, production and recording) relating to Owner's Product(s);

(v) There is no claim or legal proceeding in respect of any of Owner's Product(s).

(vi) Owner is the owner or licensee of all rights relating to Owner's Product(s) by virtue of valid contracts;

(vii) Owner has not sold, assigned, transferred, leased, conveyed or granted a security interest in, or otherwise disposed of, and will not sell, assign, transfer, lease, convey or grant a security interest in and to any of Owner's Product(s), adverse to or derogatory to the rights of BMG herein, nor is there any lien or encumbrance upon any of Owner's Product(s);

(viii) Except as otherwise expressly provided herein, Owner is and will continue to be the owner or licensee of all rights relating to the Owner's Product(s) and Materials during the Term and throughout the Territory;

(ix) Owner owns or possesses the right to use and to authorize others to use the Identification in the manner provided herein;

(x) During the Term, Owner (and any person deriving rights from Owner) shall not do or authorizes any person to do anything inconsistent with, or which might diminish or impair any of BMG's rights hereunder or violate the rights of any third parties;

(xi) With respect to the production, manufacture, distribution and sale of Owner's Product(s) and all amounts paid by Owner to BMG hereunder, Owner shall pay all taxes and all third party obligations required to be paid by Owner inclusive of, but not limited to, obligations to artists, producers, developers, writers, composers, lyricists and publishers, and all Federal and State sales and use taxes, property taxes and all other applicable taxes of any nature. With respect to any payments that may become due to any union having jurisdiction or under any collective bargaining agreement including without limitation, A.F.T.R A., the A. F. of M., and their Music Performance Trust Fund and Special Payments Fund, which payments arise out of the production, manufacture, distribution and sale of Owner's Product(s) hereunder, BMG will not be responsible therefor and any obligations for such payments will be satisfied by Owner. BMG shall have no obligation (except as expressly contained herein) for the payment of monies in connection with BMG's exercise of rights granted by Owner to BMG, including, without limitation, any obligation for the payment of sums in connection with the clearance of rights in respect of Owner's Product(s) or publishing royalties; and

(xii) Prior to BMG's distribution of Owner's Product(s) Owner shall have fully tested the gold master(s) for Owner's Product(s) and Owner's Product(s) will operate in accordance with commonly accepted standards for operation of such products, will be free from any significant programming errors or anomalies, and will operate and run in a reasonable and efficient business manner. Should any significant programming error or anomaly or nonconformity be detected, Owner shall, at it sole cost and expense, promptly replace any defective Owners Product(s) with a corrected version of Owner's Product(s). Owner shall use its best efforts to complete such replacement in a timely manner. In the event that it is necessary to replace Owner's Product(s) which have been distributed with copies which do not contain a significant error or anomaly or nonconformity, or to refund any part of any fees or costs in connection with the use of copies of Owner's Product(s), Owner shall promptly reimburse BMG for all reasonable costs incurred in replacing copies of Owner's Product(s) or for all refunds given, as well as all reasonable costs of removing all copies of Owner's Product(s) from the channels of distribution. BMG shall be entitled to offset any payments due to Owner under this Agreement (or any other agreement) against any sums owned by Owner to BMG pursuant to this Paragraph.

(xiii) Owner shall provide reasonable technical support of BMG and for endusers of Owner's Product(s).

(b) BMG and Owner each ("the Indemnitor") does hereby indemnify and agree to hold the other, it successors and assigns and any of its officers, directors, employees, representatives and/or agents or each of them ("the Indemnitee") harmless at all times from and against any and all losses claims costs, expenses, liabilities and damages (including without limitation, reasonable fees and disbursements of counsel incurred by BMG in any action or proceeding between Owner and BMG or between BMG and any third party or otherwise) arising out of or connected with any breach or alleged breach by the Indemnitor of this Agreement or any agreement, warranty, representation, promise, covenant or any obligation by the Indemnitor (including without limitation, in the case of Owner, all of OwneKs obligations under Paragraphs 8(d) and 17(a)(xi). Prompt written notice will be given to the Indemnitor of any claim, action or proceeding to which the foregoing indemnity relates and the Indemnitor shall have the right to participate in the defense thereof at the Indemnitor's expense. The Indemnitor shall reimburse the Indemnitee on demand for any payment made by the Indemnitee at any time in connection with any liability or claim to which the foregoing indemnity relates, provided that such liability results from a judgment on the merits against the Indemnitee or a settlement entered into by the Indemnitee with the consent (not to be unreasonably withheld) of the Indemnitor. Pending the determination of any such claim, without limitation of BMG's remedies and rights, BMG, as Indemnitee, may withhold payments and deduct sums from any monies accruing or payable to Owner hereunder in an amount reasonably related to such claim, provided, however, that if Owner shall obtain and post an undertaking (as defined, as of the date of this Agreement in Section 2501(1) of the Civil Practice Law and Rules (CPLR) of the State of New York) in an amount which BMG, in its sole judgment but in good faith, deems reasonably sufficient to secure BMG for Owner's liabilities hereunder, then BMG shall not have the right to withhold and reserve monies as set forth in this Paragraph. If BMG has withheld and reserved any monies pursuant to this Paragraph with respect to any claim and if said claim has not been followed by commencement of an action or proceeding within twelve (12) months or if a claim is dismissed, defeated or discharged within twelve (12) months, BMG will release such monies without prejudice to its rights to again withhold and reserve monies in the future if any action or proceeding is later commenced.

18. OWNER'S RELATIONSHIP TO BMG
(a) In performing Owner's obligations hereunder and in performing any services in connection herewith, Owner is and shall be deemed an independent contractor, and nothing herein contained shall in any way constitute Owner, or any of Owner's officers, directors or employees, an agent or employee of BMG.

(b) (i) Without BMG's express prior written consent, Owner shall neither disclose, or authorize the disclosure of any information of a confidential nature learned as a result of this Agreement or the operation thereof, nor in any way or in any form publicize or advertise in any manner any of the terms, conditions or obligations contained in this Agreement.

(ii) Owner will keep strictly confidential information with respect to the terms, conditions and obligations of this Agreement, except that Owner may disclose same:

(A) to the extent required by law, regulation or legal process or any regulatory agency, subject to the terms and conditions contained in Paragraph 18(b)(lli);

(B) to Owner's employees, representatives, legal, professional advisors and affiliates who need to know the information for the purpose of performing their duties and obligations hereunder; or

(C) if at the time of disclosure it is in the public domain other than as a result of Owner's breach of this Agreement.

(iii) In the event that any of Owner's representatives are requested pursuant to, or become compelled by, applicable law, regulation, except with respect to Owner's obligations to comply with the Securities Act and regulations promulgated thereunder, or legal process to disclose this Agreement or any of its terms, Owner will provide BMG with prompt written notice so that BMG may seek a protective order or other appropriate remedy or, in BMG's sole discretion, waive compliance with the terms of this Agreement. In the event that no such protective order or other remedy is obtained, or that BMG waives compliance with the terms of this Agreement, Owner will furnish only that portion of this Agreement or its terms which Owner is advised by counsel is legally required and cooperate, at Owner's sole cost and expense, with BMG's efforts to obtain reliable assurance that confidential treatment will be accorded this Agreement and its terms.

19. KEY PERSONNEL
BMG has entered into this Agreement because of its trust and confidence in Catherine Winchester (the "Key Personnel"). It is understood and agreed that the bearing of continuing and primary responsibility by the Key Personnel for Owner's development A&R, marketing and promotion activities throughout the Term is a vital part of this Agreement. In the event of the death or incapacity of any of the Key Personnel, or in the event that any of them shall cease for whatever reason such A&R, marketing and promotion responsibility, BMG shall have the right, without prejudice to any other rights it may have, to terminate this Agreement by giving written notice to Owner, effective immediately.

20. NOTICES
All notices from one party to the other hereunder will, unless herein indicated to the contrary, be in writing and shall be addressed as follows.

TO OWNER: Wanderlust Interactive, Inc 598 Broadway New York, New
York 10012 Attention; Catherine Winchester with a courtesy copy to Richard Kalin, Esq., c/o Kalin & Banner, 757 Third Avenue, 7th
Floor, New York, New York 10017

  TO BMG:   BMG MUSIC
       1540 Broadway
       New York, New York 10036 6758
       Attn: Vice President, Legal & Business Affairs (BMG
Distribution)
       with a copy to Vice President, Finance (BMG Distribution)

or to such other address as the addressee may designate in writing. Any notice shall be sent (in order of preference) by certified or registered mail, return receipt requested, or by personal delivery or air express or telefax to the teleFax number of the party to be served or regular mail and shall be deemed complete when same (containing whatever information may be required hereunder) is deposited in any United states mail box addressed as aforesaid, except that (a) all materials personally delivered or sent by telefax shall be deemed served when actually received by the party to whom addressed, (b) air express materials shall be deemed served on the day of delivery to the air express company, (c) notices of change of address shall be effective only from the date of its receipt, and (d) accounting statements shall be sent by regular mail and shall be deemed rendered when deposited in any United States mail box.

21. ASSIGNMENT
Owner shall not have the right to assign the Agreement or any of its rights or obligations thereunder. BMG may, at its election, assign the Agreement or any of its rights or obligations hereunder to its parent, subsidiary or affiliated company or any person acquiring all or substantially all of its assets or with whom BMG may merge. The foregoing shall in no way limit BMG's right to assign or license in the ordinary course of business.

22. WAIVERS AND REMEDIES
No waiver of any provision of or default under this Agreement shall affect Owner's or BMG's right, as the case may be, thereafter to enforce such provision or to exercise any right or remedy in the event of any other default, whether or not similar. To the extent permitted by, and subject to the mandatory requirements of all applicable laws, rules and regulations, each and every right, power and remedy herein specifically given to either party or otherwise in this agreement shall be cumulative and shall be in addition to every other right, power and remedy herein specifically given or now or hereafter existing at law, in equity or by statute, and each and every right, power and remedy whether specifically herein given or otherwise existing may be exercised from time to time and as often and in such order as may be deemed expedient by such party, and the exercise or the beginning of the exercise of any power or remedy shall not be construed to be a waiver of the right to exercise at the same time or thereafter any other right, power or remedy. No delay or omission by either party in the exercise of any right, remedy or power or in the pursuit of any remedy shall impair any such nght, remedy or power or be construed to be a waiver of any default of the part of such party or to be an acquiescence therein. No express or implied waiver by either party of any breach or default hereunder by the other party shall in any way be, or be construed to be, a waiver of any future or subsequent breach or default hereunder by such other party.

23. HEADINGS
The headings and captions preceding the text of the various provisions of this Agreement are inserted solely for reference and shall not constitute a part of this Agreement nor affect its meaning construction or effect. Every word or phrase defined herein shall, unless herein specified to the contrary, have the same meaning throughout this Agreement. As used herein, wherever applicable, the singular shall include the plural and the plural shall include the singular, the masculine shall include the feminine and the feminine shall include the masculine.

24. INVESTIGATION
BMG shall have no obligation whatsoever to make any investigation of the facts relevant to any agreement, warranty or representation made by Owner herein. Neither the furnishing by Owner nor the receipt by BMG of any document shall impair BMG's absolute rights to rely, to have relied, and to continue to rely on any warranties or representations made by Owner herein in connection with such document or the contents thereof.

25. ENTIRE AGREEMENT
This Agreement contains the entire and only agreement between the parties with respect to the subject matter hereof. This Agreement supersedes all previous agreements or arrangements between the parties relating to the subject matter hereof. No amendment modification, waiver or discharge of this Agreement or any provision hereof shall be binding unless signed by BMG's and Owner's authorized signatories.

26. SEVERABILITY
If any term or other provision of this Agreement is invalid illegal or incapable of being enforced by any rule of law or public policy, all other conditions and provisions of this Agreement shall nevertheless remain in full force and effect, so long as the economic or legal substance of the transactions contemplated hereby is not affected in any manner materially adverse to any party. Upon such determination that any term or other provision is invalid, illegal or incapable of being enforced, the parties hereto shall negotiate in good faith to modify this Agreement so as to eject the original intent of the parties as closely as possible in a mutually acceptable manner in order that the transactions contemplated hereby be consummated as originally contemplated to the greatest extent possible.

27. GOVERNING LAW
This Agreernent shall be construed under the internal laws of the State of New York applicable to contracts to be performed wholly therein, and both parties agree that only the New York courts shall have jurisdiction over this contract and any controversies arising out of this contract shall be brought by the parties to the Supreme Court of the State of New York, County of New York, and they hereby grant jurisdiction to that Court.

28. COUNTERPARTS
This agreement may be executed in one or more counterparts and by the different parties hereto in separate counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.

Facsimile signatures on this Agreement shall be deemed original for all purposes.

IN WITNESS WHEREOF the parties have caused this Agreement to be executed by their duly authorized representatives as of the day and year first above mentioned.

BMG MUSIC, a New York general partnership

By: BERTELSMANN MUSIC GROUP. INC.,
a Delaware corporation, a/general partner

By: s/Alan D. Reuben
Title: Senior V.P. Sales & Distributing

Date: May 15, 1996

WANDERLUST INTERACTIVE, INC., a Delaware corporation (Owner)

By: s/Catherine Winchester
Title: President and CEO

Date: May 15, 1996
                        [Schedules Omitted]

Exhibit 10.10


PANTHER SUBLICENSE AGREEMENT

  THIS AGREEMENT (the "Agreement") is made as of this    of
 , 1996, by and between WANDERLUST INTERACTIVE, INC., a Delaware corporation ("Licensor"), whose address is 598 Broadway 9th
Floor, New York, NY 10012 and                         .

                      W I T N E S S E T H

  WHEREAS, Licensor has developed and manufactured, distributes and sells interactive entertainment computer software and related Product utilizing the Pink Panther cartoon character and related characters, which characters are owned and/or controlled by MGM/UA Licensing and Merchandising, a division of Metro-Goldwyn-Mayer Inc. ("MGM/UA") (collectively the "Licensed Product");

  WHEREAS, Licensee desires to manufacture, distribute and sell the Licensed Product in its Territory and Language.

  NOW, THEREFORE, the Parties do hereby agree as follows:

1.     DEFINITIONS

  For purposes of this Agreement, the following definitions shall apply:

  1.1  "Characters" shall mean the Pink Panther, The Inspector,
Boss Man, Dr. Von Schmarty, The Ant and The Aardvark, The Little
Old Lady, Manly Man, Dogfather, Pugg, Louie, and Voodooman.

  1.2 "Computer" shall mean any device which acts upon an embodied Computer Software so as to communicate it to the user, whether separate from or integral to the embodiment.

  1.3 "Computer Software" shall mean any computer software containing full and complete computer code, including the source code, the assembly code, the object code and such data files and other files as are deemed necessary for such computer software to achieve its functional purpose.

  1.4  "Educational Entertainment Software" shall mean Computer
Software containing an interactive cultural exploration type game which uses and/or incorporates any of the Characters.

  1.5  "Licensed Platforms" shall mean Microsoft Windows 3.1 and
Windows 95. The Computer Software shall be stored and delivered on CD-ROM.

  1.6  "Licensed Product" shall mean an Educational
Entertainment Software Multimedia volumes currently titled "The
Pink Panther's Passport to Peril" utilizing the Characters, but only on the Licensed Platforms.

  1.7   "MGM Name and Logo" shall mean the names MGM and Metro-Goldwyn
- -Mayer and the MGM lion logo attached hereto as Exhibit B.

  1.8 "Multimedia" shall mean a form of Computer Software that combines two or more of the following: video, audio, photographs, text, graphics, animation and computer programs, stored in digital form on magnetic or optical media which can be displayed on a video display screen and with which the user can interact.

  1.9 "Term" shall mean the period commencing on the date of execution of this Agreement, and expiring on the earlier of
                   , unless terminated earlier in accordance with the terms and conditions herein. Licensee will have the right to extend this license for one (1) year based on achieving the minimum guarantee, as described in section 3.1(c).

  1.10 "Territory and Language" shall mean         , and only in
the                     language. Licensor will not appoint any
distributors to sell the English version of the product in the territory, nor will Licensor sell the English version of the product directly in the territory.

  "Wholesale Price" shall mean Licensee's gross receipts before any deductions.

  " Sublicensing Territory" shall mean all             countries


2.GRANT OF LICENSE

  2.1 Licensor grants and Licensee accepts, subject to the terms herein set forth, during the Term, the exclusive license in the Territory and Language to manufacture, distribute and sell the localized version of the Licensed Product as approved in writing by Licensor and/or MGM/UA. Licensee shall use the MGM Name and Logo on the packaging of all copies of the Licensed Product manufactured, distributed and sold by Licensor and solely for such purpose Licensor and MGM/UA grant and Licensee accepts the exclusive license to use the MGM Name and Logo on the Licensed Product in such manner and placement as specified by Licensor. Licensee shall not use the MGM Name and Logo for any other purpose, including, without limitation, advertising and promotion of the Licensed Product, without the prior written permission of Licensor and MGM/UA.

  2.2 The grant of license contained in Section 2.1 does not extend to any rights in or to any derivative works, including, without limitation, sequels, remakes, characters, likenesses or voices of any actual persons whether or not embodied in the Licensed Product.


  2.3 All rights whatsoever in the Licensed Product and the Characters not specifically granted herein are reserved to Licensor and/or MGM/UA and may be freely exercised at any time by Licensor and/or MGM/UA without accounting to Licensee and without any claim, charge or encumbrance in favor of Licensee; Licensee shall have no rights whatsoever in the Licensed Product and the Characters except as explicitly set forth herein.

3.     CONSIDERATION

  3.1 In consideration for the rights granted to it under this Agreement, the Licensee agrees to pay Licensor the following advance and royalties:

       (a) Advance. The Licensee agrees to pay Licensor the following non-refundable advance royalty amount ("Advance"), which shall be set off as a credit against the royalties due
Licensor hereunder:

                           dollars (U.S.$     ) shall be payable
       by Licensee within seven (7) days of Licensee's execution
       of this Agreement;         dollars (U.S.$     ) within
       seven (7) days of receipt of English Gold Master;
       dollars (U.S.$     ) within seven days of completion of
              gold master or December 31, 1996, whichever is sooner.

       (b)Royalties. Percentage royalties shall be computed as follows:

            (i)Licensee shall pay Licensor a royalty of US$ per unit.

            (ii)In the case of sales of the Licensed Product as part of a self-liquidation program approved by Licensor and/or MGM/UA, Licensor shall pay Licensee twenty percent (20%) of the gross unit sales of the Licensed Product sold by Licensee.

  (c)Minimum Guarantee. Licensee guarantees to Licensor that sales of localized product shall total a minimum of 3,000 units for the first twelve (12) month period of this agreement. At the end of the first twelve months of this agreement, If Licensee fails to achieve the sales guarantee, Licensee will have the right to pay the outstanding balance to Licensor and maintain rights to the product for an additional 12 months. Failure of Licensor to meet this sales guarantee will result in Licensor obtaining the exclusive right of distribution of the localized product, and Licensor will be free to identify new distribution partners within the territory.

  (d) All amounts due Licensor under this Agreement shall be remitted by the Licensee to the following address:

       WANDERLUST INTERACTIVE, INC.
       598 BROADWAY, 9TH FLOOR
       NEW YORK, NEW YORK  10012
       ATTN: Anne Nizou or Catherine Winchester

  (e) Sublicensing Fee: Licensor agrees to pay a one US dollar
(US$1.00) per unit Sublicensing fee to Licensee for sales of Licensed product in the Sublicensing Territory.

  3.2 Licensee agrees that it shall not, without the written consent of Licensor and/or MGM/UA, which consent shall be granted or withheld in Licensor's and/or MGM/UA's sole discretion:

  (a) Sell or otherwise distribute any Licensed Product at a so-called premium, or to third parties which Licensee has reason to believe intend to sell or distribute the Licensed Product at Premiums. "Premiums" for purposes hereof shall mean sale or distribution of the Licensed Product in connection with the following kinds of promotional activities: self-liquidator programs; joint merchandising programs; giveaways; sales incentive programs; door openers; traffic builders; and any other kinds of promotional programs designed to promote the sale of the Licensed Product or other goods or services of the Licensee or a third party.

  (b) Attempt to structure sales, distribution, or marketing plans for the purpose of enhancing their revenues at the expense of Licensor and/or MGM/UA; more particularly, Licensee shall not make or attempt to utilize Tier Sales for the purpose of lowering the revenue base for determining Licensor's royalty share. A "Tier Sale" for purposes hereof shall mean a sale by Licensee or a related party to a related party for the purpose of further distribution.

4.     ACCOUNTING PROVISIONS

  4.1 Licensee agrees to forward to Licensor, with a copy to MGM/UA, within thirty (30) days after the end of each calendar quarter ("Royalty Period"), commencing with the first calendar quarter during which any unit of Licensed Product is sold, a report (the "Accounting Statement") of the number of units of Licensed Product sold within such Royalty Period and the royalty amount due for the sale of such units. Each such Accounting Statement shall include a detailed cumulative report, certified by Licensee's chief financial officer as accurate, of the following information concerning each Licensed Product:

       (a)The number of Licensed Product held in inventory at the start and at the close of the Royalty Period, distributed to customers during the Royalty Period, and returned to Licensee during the Royalty Period.

       (b)The gross unit sales for each Licensed Platform of the Licensed Product.

       (c)The royalties due to Licensor with respect to the Royalty
Period.

       (d)Any applicable currency exchange rates used to calculate recoupment and remittances to Licensor, if applicable.

       (e)A certificate from the Licensee's disk manufacturer documenting the number of disks manufactured of the Licensed product for the Royalty period.

       (f)At no time during the extension period of the contract shall a quarterly payment be less than fifteen percent (15%) of the 3,000 unit guarantee, on a cumulative basis.

       (g)All royalties due to Licensor shall accrue upon sale of the Licensed Product, regardless of the time of collection by the Licensee, less credits for actual merchandise returns not exceeding, in any quarterly accounting period, fifteen percent (15%) of the Licensee's gross of the Licensed Product during such accounting period. For purposes of this Agreement, a unit of Licensed Product shall be deemed "sold" as of the date on which such item is billed, invoiced, shipped or paid for, whichever first occurs.

  4.2 Licensee agrees that accompanying each such Accounting Statement shall be payment of the amounts then due to Licensor for such Royalty Period, less any unrecouped portion of the Advance. Such payment shall be in US Dollars.

  4.3 The receipt or acceptance by Licensor and/or MGM/UA of any Accounting Statements furnished pursuant to this Agreement, or the receipt or acceptance of any royalty payments made, shall not preclude Licensor and/or MGM/UA from questioning their accuracy at any time. If any inconsistencies or mistakes are discovered in such statements or payments, appropriate adjustments shall be made immediately by the parties.

  4.4 Licensee agrees to keep accurate books of account and records covering all sales and royalties due under this Agreement and to permit Licensor and MGM/UA and their respective agents and representatives to inspect such books of account and records, and to make copies thereof, during reasonable business hours (upon prior reasonable written notice) for the purpose of verifying the reports provided hereunder. At Licensor's and/or MGM/UA's request, Licensee shall provide an authorized employee to assist in the examination of the Licensee's records.

  4.5 There shall be no deduction whatsoever from the royalties owed to Licensor for including, without limitation, uncollectable accounts, or for taxes, fees, assessments, or other expenses of any kind which may be incurred or paid by the Licensee in connection with: (i) royalty payments due Licensor; (ii) the manufacture, sale, distribution or advertising of the Licensed Product in the Territory and Language; and/or (iii) the transfer of funds or royalties or the conversion of any currency into U.S. dollars. It shall be the Licensee's sole responsibility at its expense to obtain the approval of any governmental authorities and to take whatever steps may be required to: (a) effect the payment of royalties to Licensor; (b) minimize or eliminate the incidence of taxes, fees, or assessments which may be imposed; and
(c) enable Licensee to commence or continue doing business in the Territory and Language. Licensee shall comply in any and all respects with all applicable laws and regulations.

     5.   CONTENT AND QUALITY OF LOCALIZATION OF LICENSED PRODUCT

     5.1 Licensee shall bear the sole responsibility and expense for preparation of the translation and recording of the script for the localized version of the Licensed Product in the Territory and Language. Licensor and Licensee agree to use their best efforts to conform to the Localization Schedule of Events as set forth in Exhibit "A" attached hereto. Failure to adhere to this schedule by either party may be viewed as a material breach of this Agreement, and may cause Section 8.1 to be enacted. The translation, script recording and all other items created in connection with the localization of the Licensed Product (collectively, the "Localized Materials"), the Licensed Product and all related materials as manufactured, advertised, sold or distributed by Licensee under this Agreement shall be of first class quality. Without limiting the foregoing, Licensee will maintain a policy of first-class standards regarding all Localized Materials and the manufacturing, distribution and sale of the Licensed Product, which will in no manner reflect adversely upon the Licensed Product.

     5.2 The content, quality and style of all Localized Materials, Licensed Product, artwork, packaging and wrapping material, cartons, containers, tags, labels and all other devices used in connection therewith and all advertising, promotional and display material, if any, for the Licensed Product will be subject to the prior written approval of Licensor and MGM/UA, which approval may be given or withheld in Licensor's and MGM/UA's sole discretion.

     5.3 All translations of written material used on or in connection with the Localized Materials, Licensed Product and/or advertising materials shall be accurate, and the Licensee, when submitting the Localized Materials, Licensed Product and/or advertising materials for approval, shall provide Licensor with English translations of all such written materials. At all reasonable times and upon reasonable notice, Licensor and/or MGM/UA shall have access, at no cost (except for shipping costs) to any Localized Materials, of whatever character, which Licensee may cause to be made or created with respect to the Licensed Product.

     5.4 Licensee agrees that it will use its best efforts to promote actively and effectively and to manufacture, sell and distribute each of the Licensed Product in the Territory and Language during the Term of this Agreement. Licensee agrees that it will use marketing efforts which are at least equal to those made to promote its other Product in the Territory and Language. Licensee shall not undertake or authorize any television, radio or other media promotion without prior written approval of Licensor and/or MGM/UA. Licensee agrees to submit a sales and marketing plan to Licensor for approval, as indicated in the localization schedule (exhibit A).

     5.5 Licensee shall, at Licensee's cost, insert in the packaging of the Licensed Product, any consumer response forms requested by Licensor.

     5.6 Licensee shall in no event manufacture, sell or otherwise distribute any Licensed Product and/or Localized Materials without having obtained all approvals by Licensor and/or Licensee, in each and every instance required hereunder. Licensee acknowledges and agrees that MGM/UA shall have the right (but not the obligation) to approve any and/or all of the items requiring approvals of Licensor hereunder, which right may be exercised by MGM/UA at any time upon giving Licensor and Licensee written notice. MGM/UA's receipt of any and all items furnished hereunder in connection with such approvals or otherwise by Licensee shall not in any way constitute a waiver or satisfaction of any of Licensor's obligations to MGM/UA pursuant to that certain Pink Panther License Agreement dated as of May 25, 1995 as amended from time to time (the "Master License Agreement"); nor shall MGM/UA be deemed to have actual or constructive knowledge of the contents of such items.

6.   TRADEMARK AND COPYRIGHT

     6.1 Licensee agrees to execute and deliver to Licensor and/or MGM/UA, in such form as Licensor and/or MGM/UA may reasonably request, all instruments necessary in the Territory and Language to effectuate copyright, service mark and trademark protection or to record Licensee as a registered user of any trademarks or to cancel such registration, and if Licensee fails to execute such instruments, Licensee hereby appoints Licensor as Licensee's attorney-in-fact to do so on Licensee's behalf.

     6.2 Licensee acknowledges and agrees that (a) all copyrights, trademarks, and service marks and rights to the same referred to in this
Section 6 in the name of and/or owned by MGM/UA shall be and remain the sole and complete property of MGM/UA; (b) Licensee shall not at any time acquire or claim any right, title or interest of any nature whatsoever in any copyright, trademark or service mark owned or controlled by MGM/UA by virtue of this Agreement or of Licensee's uses thereof in connection with the Licensed Product and the Characters; and (c) any right, title or interest in or relating to any such copyright, trademark or service mark, including, without limitation, the Localized Materials which comes into existence as a result of, or during the term of, the exercise by Licensee of any right granted to it hereunder shall immediately vest in MGM/UA.

     6.3 Licensee agrees to assist Licensor and/or MGM/UA to the extent necessary to protect any of Licensor's and MGM/UA's respective rights to the Licensed Product and the Localized Materials. Licensee shall notify Licensor and MGM/UA in writing of any infringements and imitations by other of the Licensed Product on Product similar to those covered in this Agreement which may come to the Licensee's attention. MGM/UA shall have the right to commence action to enforce its proprietary rights and prosecute any such infringement, and Licensee agrees to fully cooperate in any such action. With regard to any infringements of Licensee's rights hereunder by third parties, or with regard to any unauthorized imitations by third parties of the Licensed Product and/or Characters, Licensee may, but only to the extent any such action is specifically approved in writing by Licensor and MGM/UA in advance: make demands or claims, bring suit, and/or effect settlements (collectively, to make "Licensee Claims"); provided that Licensor and MGM/UA shall have the right to participate fully at their respective own expense in any litigation or other activity relating to any Licensee Claim. Notwithstanding anything herein to the contrary, in no event shall Licensee have the right, without the specific prior written consent of Licensor and/or MGM/UA: to acknowledge the validity of any third party's claim (collectively, "Third Party Claims") regarding any aspect of the Licensed Product, or to take any other action which might impair the ability of MGM/UA to contest said Third Party Claim if MGM/UA so elects.

     6.4 Licensee acknowledges that the Characters, MGM Names and Logo and the Licensed Product have extensive goodwill, publicity, recognition and secondary meaning in the public in the Territory. Licensee agrees that any works (including, any copyright therein), characters, roles, artwork, trade names, trademarks and tangible materials relating to or embodying any portion of the Licensed Product and the Localized Materials, the Characters, MGM Names and Logo and all goodwill, publicity, recognition or secondary meaning accruing to the foregoing, including any characters, created in whole or in part by Licensee, its agents, contractors or employees, shall vest immediately and irrevocably in MGM/UA as owner and employer upon creation, free and clear of any right, title, charge, lien, encumbrance, limitation or claim in favor of Licensee.

     6.5 The following copyright and trademark notices must be permanently affixed on the Licensed Product and on all packaging, tags, advertising and promotions for the Licensed Product which have been permitted and approved in writing by Licensor and MGM/UA in a reasonably prominent position in the following order and in the manner specified:

          (a)"199_ [year first placed on sale or used in the Territory and Language] METRO-GOLDWYN-MAYER PICTURES, INC. All Rights Reserved. Licensed by MGM/UA L&M, TM used by Permission."

          (b)Such additional trademark, copyright and design notices as may be specified by MGM/UA from time to time.

          (c)1996 Wanderlust Interactive, Inc. All Right Reserved. Wanderlust, Intelligent Fun and Games and the Wanderlust logo are trademarks of Wanderlust Interactive, Inc.


7.   REPRESENTATIONS AND WARRANTIES

     7.1  Licensee hereby warrants and represents to Licensor that:

          (a) This Agreement has been duly authorized, executed and delivered by Licensee;

          (b) Licensee has the full power and authority to enter into this Agreement and to perform its obligations hereunder;

          (c) This Agreement constitutes the valid and binding obligation of Licensee, enforceable in accordance with its terms;

          (d) The making of this Agreement by Licensee does not violate any agreement, right or obligation existing between Licensee and any other person, firm or corporation;

          (e) That all ideas, creations, materials and intellectual property furnished by Licensee in connection with the Localized Materials will be Licensee's own creation (except for matters in the public domain or for material which is licensed hereunder; and


          (f) That the Localized Materials and the manufacture, advertisement, distribution, sale, and other exploitation thereof hereunder will not infringe upon or violate any rights of any third party of any nature whatsoever; provided that the immediately preceding clause shall not refer to any cause of action, allegation or claim of infringement or violation of any third party's rights based upon the Localized Materials except to the extent due to Licensee's breach of the terms hereof.

     7.2  Licensor hereby represents and warrants to Licensee that:

          (a) This Agreement has been duly authorized, executed and delivered by Licensor;

          (b) Licensor has the full power and authority to enter into this Agreement and to perform its obligations hereunder; and

          (c) This Agreement constitutes the valid and binding obligation of Licensor, enforceable in accordance with its terms.

8.   BREACH AND TERMINATION.

     8.1 Except as set forth below in Section 8.2 and 8.3, Licensor may terminate this Agreement by notice to the Licensee in the event of breach or default of any term or condition of this Agreement, if such Licensee does not cure the applicable breach or default to the Licensor's satisfaction within fifteen (15) business days after receiving such termination notice; should such breach or default not be completely cured, this Agreement shall then be deemed automatically terminated without any further notice or other action by the Licensor.

     8.2 This Agreement shall be automatically terminated with no cure period permitted and no required notice or other action if any of the following events occur:

          (a) Should Licensee (i) become insolvent or be unable to pay its debts as they become due, (ii) make an assignment for the benefit of its creditors, (iii) acquiesce in the filing of a petition for Licensee's bankruptcy, the appointment of a receiver or trustee or liquidator for Licensee, the distress or other forced sale of a substantial part of Licensee's assets, or the convening of a meeting of Licensee's creditors, (iv) seek the protection for itself of any applicable bankruptcy or insolvency law, or (v) take, do or omit to do any action which has the purpose or effect of substantial cessation of Licensee's business as a first-class product manufacturer or distributor in the Territory and Language.

          (b) Any assignment, sublicense or transfer by Licensee in violation of the provisions of Section 12 below.

          (c) Any breach or default by Licensor of the terms of the Master License Agreement remaining uncured after the relevant cure period, if any, therein, in which event MGM/UA shall have the election to require that this Agreement be assigned to MGM/UA and Licensee hereby accepts and consents to such assignment.

     8.3 After any order for relief under the U.S. Bankruptcy Code (or foreign law equivalent) is entered against the Licensee, the Licensee must assume or reject this Agreement within sixty (60) days after the order for relief is entered. If the Licensee does not assume this Agreement within such sixty (60) day period, Licensor may, at its sole option, terminate this Agreement by giving written notice to the Licensee, without further liability on the part of Licensor.

     8.4 Upon the termination of this Agreement pursuant to this Section 8, all royalties on sales previously made, and all advances and/or minimum guarantees hereunder (whether or not yet accrued), shall become immediately due and payable to Licensor.

     8.5 Upon expiration or termination of this Agreement, Licensee shall immediately cease all further manufacture, distribution, advertisement, sale, rental and use of the Localized Materials, Licensed Product, the Characters therein and related materials and the use of all copyrights, trademarks and servicemarks. Within thirty (30) days after the date of expiration or termination of this Agreement, Licensee shall submit to Licensor a statement containing the following information (the "Final Inventory Statement"):

          (a) A statement attesting to the destruction or delivery to Licensor of all molds, masters or other material used for the manufacture of the Localized Materials and the Licensed Product; and

          (b) A statement of the number, location and description of all unsold copies of the Licensed Product in inventory or in process, either in Licensee's own or anyone else's possession, on the date, of said expiration or termination (the "Closing Inventory") and the total unit cost of the Closing Inventory. Licensor and/or MGM/UA shall have the right of access to Licensee's and/or any third parties' warehousing, other facilities and books and records to take physical inventory to ascertain or verify the accuracy of the information contained in the Final Inventory Statement. Licensor and/or MGM/UA shall have the right and option to purchase all or any part of the Closing Inventory at the actual net per-unit cost to Licensee. Licensor and/or MGM/UA may exercise such option, if at all, by notice to that effect to Licensee ("Purchase Notice"): (i) Specifying the amounts and description of the Closing Inventory Licensor elects to purchase and designating the points where such amounts of Closing Inventory should be shipped and the manner of shipment, and (ii) Accompanied by payment to Licensee of the total unit cost of the amount of Closing Inventory Licensor elects to purchase; said Purchase Notice shall be given to Licensee no later than thirty (30) days after service to Licensor of a proper Final Inventory Statement. Within ten (10) days after service to Licensee of said Purchase Notice, Licensee shall ship the amounts of Closing Inventory Licensor elects to purchase f.o.b. to the points designated by Licensor, by the manner of shipment designated by Licensor, at Licensor's expense. Notwithstanding anything to the contrary hereinabove set forth, only to the extent Licensor elects not to purchase any or all of the Closing Inventory, and only in the event this Agreement has expired by the passage of time and not been theretofore terminated by Licensor:
Licensee shall have a period of One hundred twenty (120) days ("Sell-Off Period"), commencing on service to Licensee of the Purchase Notice or on expiration of Licensor's option to purchase the Closing Inventory, whichever shall occur first, within which to sell that part of the Closing Inventory which Licensor has not elected to purchase. Licensee shall pay royalties with respect to any Sell-Off Period activities, and furnish Accounting Statements with respect thereto, in accordance with the provisions of this Agreement otherwise applicable to such activities. Not later than twenty (20) days following the expiration of the Sell-Off Period, Licensee shall send to Licensor a certificate signed under oath, stating the amount of the Closing Inventory not sold during said period and attesting to the fact that all such Closing Inventory not sold either: (i) has already been completely destroyed, or
(ii) will be completely destroyed not later than twenty (20) days following the date of said certificate. Licensee shall at its sole expense take all steps required to insure such destruction.

     8.6 The rights of termination provided herein are in addition to any other rights of Licensor hereunder, including the right to obtain injunctive relief and other equitable remedies. In particular, the parties acknowledge that breaches specified in Section 8.1 will cause irreparable harm to Licensor and MGM/UA not readily measurable in monetary amounts, and for which Licensor shall, without waiving any other rights and remedies, be entitled to seek injunctive and declaratory relief.

     8.7 The expiration and/or termination of this Agreement: shall forthwith automatically terminate all ability of Licensee to manufacture, sell, or distribute Licensed Product (other than sales or distributions of Closing Inventory, strictly pursuant to the terms of
Section 8.5 hereof, during the Sell-Off period); and shall forthwith automatically terminate all other rights licensed or granted to Licensee under this Agreement. However, subject to the foregoing, the expiration and/or termination of this Agreement shall not affect: any obligations of Licensor under Sections 7.2 or 9.2 hereof; or any obligations of Licensee herein or rights of Licensor and MGM/UA hereunder. In addition, upon the termination of this Agreement by Licensor as to any or all of the Licensed Product as a result of any breach or default by Licensee hereunder, all rights of Licensee hereunder with respect to such Licensed Product shall terminate and Licensor shall have the right to collect all monies due or to become due to Licensee under any lease or agreement theretofore made by Licensee with respect to the distribution sale or other exploitation of such Licensed Product, all such leases and agreements, and all monies payable thereunder, being automatically assigned to Licensor in such event provided, however, Licensor will pay to Licensee its share of the proceeds remaining after deduction of the royalties payable to Licensor hereunder from the existing licenses subject to any rights or offset Licensor may have. Licensee shall execute, acknowledge and deliver to Licensor any and all further assignments and instruments deemed by Licensor to be reasonably necessary or desirable to evidence or effectuate such assignment and, in the event that Licensor fails or refuses to execute, acknowledge or deliver to Licensor any such assignments or instruments upon fifteen
(15) business days written notice, then Licensor shall be, and Licensee hereby irrevocably nominates, constitutes and appoints Licensor as Licensee's true and lawful attorney-in-fact to execute and deliver all such assignments and instruments in Licensee's name or otherwise (with a copy thereof provided to Licensee if executed in Licensee's name), it being acknowledged that such power is a power coupled with an interest. Further, in the event of termination hereof Licensee shall comply fully with Licensor's instructions and immediately redeliver all materials relating to the Localized Materials and the Licensed Product. Licensor shall continue to be entitled, notwithstanding termination of this Agreement, to incur and to recover from Licensee reasonable legal and/or collection agency fees and expenses in order to enforce the provisions of this Agreement.

9.   INDEMNIFICATION

     9.1 License agrees to indemnify and hold Licensor and MGM/UA (and their respective parents, affiliates, subsidiaries, divisions, licensees, successors, assigns, and their or any of their agents, officers directors and employees) harmless from and against any liability, damage, cost or expense (including costs and reasonable attorneys' fees) occasioned by or arising out of (i) a breach or alleged breach of any of Licensee's representations, warrantees agreements herein made, or any breach or alleged breach by Licensee of any term or condition hereof; (ii) any unauthorized use of any patent, process, idea, method or device in connection with the Localized Materials and/or Licensed Product; or (iii) defects in the Localized Materials.

     9.2 Licensor agrees to indemnify and hold Licensee (and its parents, affiliates, subsidiaries, divisions, licensees, successors, assigns, and their or any of their agents, officers directors and employees) harmless from and against any liability, damage, cost or expense (including costs and reasonable attorneys' fees) occasioned by or arising out of the breach of any of Licensor's representations and warranties contained herein.

     9.3 With respect to any claims, demands or actions falling within the scope of the foregoing indemnifications: (a) each party agrees promptly to notify the other and MGM/UA of and keep the other fully advised with respect to such claims or demands and the progress of any such actions in which the other party is not participating; (b) Licensor and/or MGM/UA shall have the right to assume, at its sole expense, the defense of a claim, demand or action made or filed against the Licensee or to require Licensee to defend such claim at its sole expense; (c) each party and MGM/UA shall have the right to participate, at its sole expense, in any action instituted against it and to approve any attorneys selected by the other party to defend it, which approval shall not be unreasonably withheld or delayed; and (d) a party assuming the defense of a claim, demand or action against the other party shall not settle such claim, demand or action without the prior written approval of MGM/UA, which approval shall not be unreasonably withheld or delayed.

     9.4 Licensor and MGM/UA shall be named as an additional insureds on all insurance policies obtained by Licensee in connection with the rights granted hereunder. As proof of Licensee's obtaining insurance, a fully paid certificate of insurance will be submitted to Licensor and MGM/UA by Licensee within thirty (30) days of Licensee obtaining such insurance.

10.  CONFIDENTIAL INFORMATION

     Licensee acknowledges that, in the course of the performance of this Agreement, it may obtain the confidential information of Licensor and/or MGM/UA (including, without limitation, the following items related to the Licensed Product: underlying literary material, locations, creative elements, and processes or other technological developments relating thereto). Licensee shall, at all times, both during the Term of this Agreement and thereafter, keep in confidence and trust all of Licensor's and/or MGM/UA's confidential information received by it. Licensee shall not use the confidential information of Licensor and/or MGM/UA other than as expressly permitted under the terms of this Agreement or by a separate written agreement. Licensee hereby acknowledges that any breach of the foregoing is a material breach which will cause irreparable injury to Licensor and/or MGM/UA not readily measurable in monetary amounts, and for which Licensor and/or MGM/UA shall, without waiving any other rights or remedies, be entitled to seek injunctive and/or declaratory relief.

11.  NOTICES

     11.1 All notices to be given to either party hereunder shall be addressed to such party at the address set forth below or at such other address as such party shall designate in writing from time to time. All notices shall be in writing and shall either be served by personal delivery, telecopier or by courier, confirmed receipt requested, to the attention of an officer of MGM/UA and Licensee, as applicable. Except as otherwise provided herein, notices shall be deemed given when personally delivered or three (3) days after being mailed, except that notices of change of address shall be effective only after actual receipt. Notices shall be sent as follows:

     TO LICENSOR:        WANDERLUST INTERACTIVE, INC.
                         598 Broadway, 9th Floor
                         New York, New York 10012
                         Telecopier No.:  01-212-431-8807

     WITH A COPY TO:     Richard S. Kalin, Esq.
                         Kalin & Banner
                         757 Third Avenue, 7th Floor
                         New York, New York 10017
                         Telecopier No.:  01-212-759-3234

     TO LICENSEE:

     TO MGM/UA:          MGM/UA Licensing and Merchandising,
                         a Division of Metro-Goldwyn-Mayer Inc.
                         MGM Plaza
                         2500 Broadway Street
                         Santa Monica, California 90404-3061
                         ATTN:  Susan Notarides
                         Telecopier No.:

     12. NO ASSIGNMENT OR SUBLICENSING OF RIGHTS

     Licensee shall not have the right to assign, sublicense or otherwise transfer this Agreement, any portion thereof or any of Licensee's rights and/or obligations herein to any person or entity for any purpose whatsoever.

13. MISCELLANEOUS

     13.1 The entire understanding between the parties hereto relating to the subject matter hereof is contained herein. There are no representations, warranties, terms, conditions, undertakings or collateral agreements, express, implied or statutory, between the Parties other than those expressly set forth in this Agreement. This Agreement cannot be changed, modified, amended or terminated except by an instrument in writing executed by both Licensee and Licensor.

     13.2 No waiver, modification or cancellation of any term or condition of this Agreement shall be effective unless executed in writing by the party charged therewith. No written waiver shall excuse the performance of any act other than those specifically referred to therein and shall not be deemed or construed to be a waiver of such terms or conditions for the future or any subsequent breach thereof.

     13.3 This Agreement does not constitute and shall not be construed as constituting a partnership or joint venture between Licensor and Licensee. Neither Licensee nor Licensor shall have any right to obligate or bind the other in any manner whatsoever, and nothing herein contained shall give or is intended to give any rights of any kind to any third persons.

     13.4 This Agreement, its validity, construction and effect shall be governed by and enforced in accordance with laws of the United States and the State of New York. The parties agree that any suit, action or proceeding arising out of or relating to this Agreement or any of the transactions contemplated hereby (including but not limited to related tort claims) shall be instituted and prosecuted in the United States District Court for the Southern District of New York or any court of competent jurisdiction of the State of New York located in New York County; provided, however, that in the event that Licensor, in its sole and exclusive discretion, shall determine at any time that a judgment of the state or federal court in New York may not be fully enforceable against Licensee in Licensee's country or state of domicile, Licensor shall have the option to initiate (or to dismiss its suit, action or proceeding in New York and then initiate) any such suit, action or proceeding in any court of competent jurisdiction within the License Territory. In any suit, action or proceeding initiated in any state or federal court in New York, the parties irrevocably submit to the jurisdiction and venue of all state and Federal courts of New York and waive any and all objection to such jurisdiction that Licensee may have under the laws of the State of New York or the United States and also waive any right to challenge the convenience of New York as an appropriate forum.

     13.5 The headings and captions used herein are inserted for convenience of reference only and shall not affect the construction or interpretation of this Agreement. This Agreement shall not be deemed effective, final or binding upon Licensor or Licensee until signed by each of them.

     13.6 If any provision of this Agreement is or becomes or is deemed invalid, illegal or unenforceable under the applicable laws or regulations of any jurisdiction, either such provision will be deemed amended to conform to such laws or regulations without materially altering the intention of the parties or it shall be stricken and the remainder of this Agreement shall remain in full force and effect.

     13.7 In the event of litigation between the parties arising out of or relating to this Agreement, the prevailing party will be entitled to recover court costs and reasonable fees of attorneys, accountants and expert witnesses incurred by such a Party in connection with such action.

     13.8 Except as explicitly stated to the contrary herein, all references in this Agreement to "days" shall be deemed to main "calendar days" and not business days.

     IN WITNESS WHEREOF, the Parties hereto have signed this Agreement as of the day and year first above written.

                         "LICENSOR"

                         WANDERLUST INTERACTIVE, INC.

                         By:_______________________________
                         CATHERINE WINCHESTER
                         Its:  Chief Executive Officer


                         "LICENSEE"

                         By:_______________________________
                         Its:______________________________
cdkidz\exh2