Form 10QSB
period 1996-09-30
WANDERLUST INTERACTIVE INC
filed 1996-11-06
CIK 942650

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Yes       No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1996.

3,763,719 shares of common stock, par value $.01 per share.



                          Page 1 of 10
                   There is no Exhibit Index.


                  WANDERLUST INTERACTIVE, INC.


                              INDEX



Part I.  Financial Information                           Page No.

     Item 1.   Financial Statements

               Balance Sheet -                                  3
               September 30, 1996

               Statements of Operations-                        4
               Three Months Ended September
               30, 1996 and September 30,
               1995, and July 2, 1994 (inception)
               to September 30, 1996 (cumulative)

               Statement of Cash Flows - Three                  5
               Months Ended September 30, 1996,
               and September 30, 1995, and
               July 2, 1994 (inception) to
               September 30, 1996 (cumulative)

               Notes to Financial Statements                    7

     Item 2.   Management's Discussion and Analysis             8
               of Financial Condition and
               Results of Operations

Part II.  Other Information

     Item 5.   Other Information                                9

     Item 6.   Exhibits and Reports on Form 8-K                 9

Signature                                                      10

                 Wanderlust Interactive, Inc.
                  (A Development Stage Company)

                         Balance Sheet

                             ASSETS
                                                  September 30,
                                                       1996
Current assets:
 Cash and cash equivalents                         $3,899,513
 Prepaid expenses                                      24,000
    Total current assets                            3,923,511

Fixed assets, net                                     272,051

Other assets:
 License rights                                       300,000
 Organization costs, net of amortization                4,081
 Deferred loan costs, net of amortization               7,184
 Security deposits                                     44,444
 Other                                                 28,471
                                                      384,180

                                                   $4,579,744

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable
  and accrued liabilities                          $  154,004
Convertible debentures                                507,500
   Total current liabilities                          661,504

Commitments and contingency

Shareholders' equity:
 Preferred stock, $.01 par value;
  authorized, 100,000 shares;
  issued and outstanding, none                             -
 Common stock, $.01 par value;
  authorized, 10,000,000 shares;
  issued and outstanding, 3,763,719 shares             37,637
 Additional paid-in capital                         7,216,348
 Deficit accumulated during the
  development stage                               ( 3,335,745)

                                                    3,918,240

                                                   $4,579,844




               See notes to financial statements.



                       Wanderlust Interactive, Inc.
                       (A Development Stage Company)

                         Statements of Operations


                                                                July 1, 1994
                          Three Months     Three Months       (inception) to
                           ended              ended         September 30,1996
                     September 30, 1996  September 30, 1995   (cumulative)

Sales, foreign
 royalty rights            $  118,300        $      -         $  168,300

Expenses:
 Research and
   development                739,394          172,474         2,141,865
 General and
   administrative             392,639          110,674         1,424,848
 Interest expense
   (income), net              (34,812)           3,424           (62,668)

                            1,097,221          286,572         3,504,045

Net loss                   $  978,921       $  286,572        $3,335,745

Net loss per
 common stock share        $      .26       $      .14        $     1.24

Weighted average
 shares outstanding         3,763,719        2,024,973         2,687,223
















                    See notes to financial statements.






                                    -4-


                       Wanderlust Interactive, Inc.
                       (A Development Stage Company)

                         Statements of Cash Flows

                                                                July 1, 1994
                          Three Months     Three Months       (inception) to
                           ended              ended         September 30,1996
                     September 30, 1996  September 30, 1995   (cumulative)

Cash flows from
 operating
 activities:
Net loss                   $ (978,921)        $ (286,574)    $(2,356,824)
Adjustments to
 reconcile net loss
 to net cash used
 in operating
 activities:
  Amortization
   and depreciation            33,887             16,931         119,878
  Common stock
   issued for bonus              -                  -             25,000
  Common stock
   issued for service            -                  -             14,310
  Common stock issued
   for interest                  -                  -             19,610
Change in:
  Prepaid expenses               -                  -            (24,000)
  Organization costs             -                  -             (7,420)
  Security deposit            (15,673)              (200)        (57,244)
  Accounts payable and
   accrued liabilities         31,234             53,319         122,772

Net cash used in
 operating activities        (929,473)          (216,524)     (2,143,918)

Cash flows from
 investing activities:

 Purchase of license             -                  -           (300,000)
 Purchase of fixed
  assets                      (64,672)          (148,585)       (343,097)

Net cash used in
 investing activities         (64,672)          (148,585)       (643,097)









                      Wanderlust Interactive, Inc.
                       (A Development Stage Company)

                   Statements of Cash Flows (continued)

                                                                July 1, 1994
                          Three Months     Three Months       (inception) to
                           ended              ended         September 30,1996
                     September 30, 1996  September 30, 1995   (cumulative)

Cash flows from
 financing activities:

  Issuance of common
   stock and warrants,
   net of costs of
   issuance                      -                (1,847)      7,195,065
  Proceeds,
   notes payable                 -                  -            507,500
  Deferred stock
   offering costs                -               (40,354)          -
  Debt acquisition
   costs                         -                (1,847)        (21,892)

Net cash provided
 (used) by financing
 activities                      -               (44,048)       7,680,673

Increase (decrease)
 in cash and cash
 equivalents                 (994,145)          (409,157)      3,899,513

Cash and cash
 equivalents,
 beginning                  4,893,658            721,968            -

Cash and cash
 equivalents,
 ending                    $3,899,513          $ 312,811      $3,899,513








                    See notes to financial statements.

                  Wanderlust Interactive, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements



1. The financial statements as of September 30, 1996 and for the three month periods ending September 30, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1997. Refer to Part II, Item 5 for additional information with respect to a contingency.

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     Results of Operations

     The Company had revenues of $118,300 and $0 for the three months ended September 30, 1996 and 1995, respectively. The Company incurred a net loss of $978,921, or $.26 per share, and $286,572, or $.14 per share, for the three month periods ended March 31, 1996 and 1995, respectively.

     For the three month periods ended September 30, 1996 and 1995, research and development expenses totalled $739,394 and $172,474, respectively. General and administrative expenses were $392,639 and $110,674 for the three month periods ended September 30, 1996 and 1995, respectively.

     Financial Condition

     The Company's working capital at September 30, 1996 was
$3,262,007.  It was $4,287,387 at June 30, 1996.  The Company's
current ratio was 5.93 to 1 at September 30, 1996 as compared to
7.80 to 1 at June 30, 1996.

     The Company used cash for operating activities in the amount of $929,473 during the three months ended September 30, 1996, as compared to using $216,524 in the year earlier period. The Company purchased $64,672 of new equipment during the three months ended September 30, 1996, as compared to $148,585 a year ago. The Company did not use any funds from financing activities during the three months ended September 30, 1996. However, the Company did use $44,048 from financing activities during the three months ended September 30, 1995. The Company's cash and cash equivalents decreased from $4,893,658 at June 30, 1996 to $3,899,513 at
September 30, 1996.

                  PART II - OTHER INFORMATION



Item 5.  Other Information

     On October 9, 1996, Robert Owens commenced an action against the Company in the United States District Court for the Southern District of New York, entitled Owens v. Wanderlust Interactive, Inc., (96 Civ. 7672). The complaint alleges that plaintiff had an agreement with the Company pursuant to which it was obligated to permit plaintiff to subscribe for 108,000 shares of the Company's common stock at the price of $.125 per share. The complaint alleges two claims for relief: (1) for breach of the purported contract to sell those shares to plaintiff and (2) for conversion of the shares to which plaintiff claims to be entitled. The Company has filed an answer to the complaint, which denies the complaint's material allegation that the Company had an obligation to plaintiff. The Company believes the complaint is without merit and intends to vigorously defend itself against it. Moreover, it has attempted to return the subscription payment of the plaintiff who has rejected it. The Company has deposited the plaintiff's payment into an interest bearing escrow account held by its attorneys.


Item 6.  Exhibits and Reports on Form 8-K

     (b) During the quarter ended September 30, 1996, the registrant did not file any reports on Form 8-K.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WANDERLUST INTERACTIVE, INC.



Dated:  November 6, 1996           s/Catherine Winchester
                                   Catherine Winchester
                                   President (Principal Financial
                                   Officer)

WP51:C:\CDKIDZ\10Q-SEPT.96