Form 10QSB
period 1996-12-31
WANDERLUST INTERACTIVE INC
filed 1997-02-14
CIK 942650

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number 0-27828

                       WANDERLUST INTERACTIVE, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                          13-3779546
(State or other jurisdiction of         (IRS Employer
incorporation or organization)           Identification No.)

              462 Broadway, New York, NY    10013
            (Address of principal executive offices)
                           (Zip Code)

                             (212) 966-8887
      (Registrant's telephone number, including area code)

                 598 Broadway, New York, NY  10012
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

Yes       No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 1997

4,563,719 shares of common stock, par value $.01 per share.



                          Page 1 of 10
                   There is no Exhibit Index.


                  WANDERLUST INTERACTIVE, INC.


                              INDEX



Part I.  Financial Information                           Page No.

     Item 1.   Financial Statements

               Balance Sheet -                                  3
               December 31, 1996

               Statements of Operations-                        4
               Six Months Ended December
               31, 1996 and December 31,
               1995, Three Months Ended
               December 31, 1996 and
               December 31, 1995, and July
               2, 1994 (inception) to December
               31, 1996 (cumulative)

               Statements of Cash Flows - Six                   5
               Months Ended December 31, 1996,
               and December 31, 1995, and
               July 2, 1994 (inception) to
               December 31, 1996 (cumulative)

               Notes to Financial Statements                    7

     Item 2.   Management's Discussion and Analysis             8
               of Financial Condition and
               Results of Operations

Part II.  Other Information

     Item 5.   Other Information                                9

     Item 6.   Exhibits and Reports on Form 8-K                 9

Signature                                                      10





                               -2-

                 Wanderlust Interactive, Inc.
                  (A Development Stage Company)
                         Balance Sheet

                             ASSETS
                                                  December 31,
                                                       1996
Current assets:
 Cash and cash equivalents                          $2,281,672
 Accounts receivable                                    56,351
 Merchandise inventory                                  47,090
 Prepaid expenses                                       24,000
                                                    ----------
    Total current assets                            $2,409,113
                                                    ----------
Fixed assets, net                                      452,499
                                                    ----------
Other assets:
 License rights, advance royalty                       293,998
 Organization costs, net of amortization                 3,710
 Deferred loan costs, net of amortization                4,790
 Security deposits                                      31,694
 Noncurrent receivable                                 230,000
 Other assets                                            6,000
                                                    ----------
                                                    $  570,192
                                                    ----------
                                                    $3,431,804
                                                    ==========
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable
  and accrued liabilities                           $  123,555
Convertible debentures                                 507,500
                                                    ----------
   Total current liabilities                           631,055
                                                    ----------
Commitments and contingency
Shareholders' equity:
 Preferred stock, $.01 par value;
  authorized, 100,000 shares;
  issued and outstanding, none                             -
 Common stock, $.01 par value;
  authorized, 10,000,000 shares;
  issued and outstanding, 3,763,719 shares              37,637
 Additional paid-in capital                          7,216,348
 Deficit accumulated during the
  development stage                                 (4,453,236)
                                                    ----------
                                                     2,800,749
                                                    ----------
                                                    $3,431,804
                                                    ==========
               See notes to financial statements.

                               -3-
                                    Wanderlust Interactive, Inc.
                                    (A Development Stage Company)

                                      Statements of Operations

                    Six Months    Six Months    Three Months   Three Months    July 1, 1994
                       Ended         Ended          Ended         Ended       (inception) to
                    December 31,  December 31,   December 31,  December 31,  December 31, 1996
                        1996          1995           1996         1995         (cumulative)

Sales:
 Product            $    38,000    $      -      $   38,000    $       -      $     38,000
 Foreign royalty
  rights                256,387           -         138,087            -           306,387
                        -------     --------        -------      --------         --------
                        294,387           -         176,087            -           344,387
                        -------     --------        -------      --------         --------
Expenses:
 Cost of product
  sales                  50,042           -          50,042            -            50,042
 Research and
   development        1,524,720      415,324        785,326       242,850        2,927,191
 Selling, general
  and administrative    855,002      208,283        462,363        97,609        1,887,211
 Interest expense
   (income), net        (38,965)      11,948         (4,153)        8,524          (66,821)
                      ---------     --------      ---------     ---------        ---------
                      2,390,799      635,555      1,293,578       348,983        4,797,623
                      ---------     --------      ---------     ---------        ---------
Net loss             $2,096,412    $ 635,555     $1,117,491    $  348,983       $4,453,236
                      =========     ========      =========     =========        =========

Net loss per
 common stock share  $      .56    $     .27     $      .30    $      .15       $     1.59
                      =========     ========      =========     =========        =========
Weighted average
 shares outstanding   3,763,719    2,368,719      3,763,719     2,368,719         2,794,872
                      =========    =========      =========     =========        ==========

                                 See notes to financial statements.
                                                 -4-


                       Wanderlust Interactive, Inc.
                       (A Development Stage Company)

                         Statements of Cash Flows

                                                             July 1, 1994
                           Six Months        Six Months      (inception) to
                             ended            ended         December 31, 1996
                      December 31, 1996   December 31, 1995   (cumulative)
Cash flows from
 operating
 activities:
Net loss               $(2,096,412)         $(635,555)        $(4,453,236)
Adjustments to
 reconcile net loss
 to net cash used
 in operating
 activities:
  Amortization
   and depreciation        159,510             38,728             279,388
  Common stock
   issued for bonus              -                  -              25,000
  Common stock
   issued for service            -                  -              14,310
  Common stock issued
   for interest                  -                  -              19,610
Change in:
  Accounts receivable      (56,351)                 -             (56,351)
  Prepaid expenses               -                  -             (24,000)
  Organization costs             -                  -              (7,420)
  Inventory                (47,090)                 -             (47,090)
  Security deposit          (7,250)            (6,500)            (64,494)
  Accounts payable and
   accrued liabilities         784             65,203             123,556
  Other assets              26,800                  -              26,800
                         ---------            -------            --------

Net cash used in
 operating activities   (2,020,009)          (538,124)         (4,163,927)
                         ---------           --------           --------
Cash flows from
 investing activities:

 Purchase of license             -                  -            (300,000)
 Purchase of fixed
  assets                  (361,977)          (179,109)           (705,074)
 Noncurrent receivable    (230,000)                 -            (230,000)
                          --------           --------            --------

Net cash used in
 investing activities     (591,977)          (179,109)         (1,235,074)
                          --------           --------           ---------




Wanderlust Interactive, Inc.
                       (A Development Stage Company)

                   Statements of Cash Flows (continued)

                                                                July 1, 1994
                         Six Months          Six Months       (inception) to
                           ended              ended          December 31,1996
                      December 31, 1996    December 31, 1995   (cumulative)
Cash flows from
 financing activities:

  Issuance of common
   stock and warrants,
   net of costs of
   issuance                     -             271,387           7,195,065
  Proceeds,
   notes payable                -                   -             507,500
  Deferred stock
   offering costs               -            (150,190)                  -
  Debt acquisition
   costs                        -              (1,847)            (21,892)
                           ---------         --------           ---------
Net cash provided by
 financing activities           -             119,350           7,680,673
                           ---------         --------           ---------
Increase (decrease) in
 cash and cash
 equivalents              (2,611,986)        (597,883)          2,281,672

Cash and cash
 equivalents, beginning    4,893,658          721,968                   -
                           ---------         --------           ---------

Cash and cash
 equivalents, ending      $2,281,672         $124,085          $2,281,672
                           =========          =======           =========



                    See notes to financial statements.

                  Wanderlust Interactive, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements


1. The financial statements as of December 31, 1996 and for the six and three month periods ending December 31 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. The results of operations for the six and three months ended December 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1997. Refer to Part II, Item 5 for additional information with respect to a contingency.

2. In November, 1996, the Company and another entity commenced negotiations for the Company to acquire the net assets and stock of such other entity in exchange for shares of the Company's stock. The Company advanced $230,000 to such entity as of December 31, 1996.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     Results of Operations

     The Company had revenues of $294,387 and $0 for the six months ended December 31, 1996 and 1995, respectively. The Company incurred a net loss of $2,096,412, or $.56 per share, for the six month period ended December 31, 1996 as compared to $635,555, or $.27 for the year earlier period.

     The Company had revenues of $176,087 and 0 for the three months ended December 31, 1996 and 1995, respectively. The Company incurred a net loss of $1,117,491, or $.30 per share, for the three months ended December 31, 1996 as compared to $348,983, or $.15 per share, for the year earlier period. The largest portions of revenues during the current three and six month periods were derived from foreign sublicensing fees.

     For the six month periods ended December 31, 1996 and 1995, research and development expenses totalled $1,524,720 and $415,324, respectively. Selling, general and administrative expenses were $855,002 and $208,283 for the six month periods ended December 31, 1996 and 1995, respectively. During the current six month period, the Company completed development of its first CD-ROM product and commenced marketing this product.

     During the six months ended December 31, 1996, the Company incurred a loss of $2,096,412, or $.56 per share, as compared to a loss of $635,555, or $.27 per share. During the three months ended December 31, 1996, the Company incurred a loss of $1,117,491, or $.30 per share, and $348,983, or $.15 per share. The increase in losses in the current periods were largely due to completion of the Company's first product and introduction of this product to the marketplace.

     Financial Condition

     The Company's working capital at December 31, 1996 was
$1,778,058.  It was $4,287,387 at June 30, 1996.  The Company's
current ratio was 3.82 to 1 at December 31, 1996 as compared to
7.80 to 1 at June 30, 1996.

     The Company used cash for operating activities in the amount of $2,020,009 during the six months ended December 31, 1996, as compared to using $538,124 in the year earlier period. The increase was largely due to the net loss incurred during the current period. The Company used cash for investing activities of $591,977. during the six months ended December 31, 1996, as compared to $179,109 a year ago. The Company increased its purchase of equipment and lent $230,000 to a company it purchased in February 1997 during the current period. The Company had no

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     Financial Condition  (Continued)

cash flows from financing activities during the six months ended
December 31, 1996 as compared to generation of cash of $119,350 during the prior six month period. The Company's cash and cash equivalents decreased from $4,893,658 at June 30, 1996 to $2,281,672 at December 31, 1996.

     The Company continues to have significant obligations for expenditures. Its revenues are uncertain due to the relatively new status of its business. As a result, unless revenues from operations increase, expenditures decrease or the Company is unable to raise additional equity or debt, the Company could deplete its capital resources. This could result in a material adverse effect on the Company's activities.


                   PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on From 8-K

     (b) During the quarter ended December 31, 1996, the registrant did not file any reports on Form 8-K.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange At of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WANDERLUST INTERACTIVE, INC.



Dated:  February 14, 1997          s/Catherine Winchester
                                   Catherine Winchester
                                   President (Principal Financial
                                   Officer)

WP51\CDKIDZ\10Qsb96.dec