Form 10QSB
period 1997-03-31
WANDERLUST INTERACTIVE INC
filed 1997-05-20
CIK 942650

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes       No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1997.

4,584,069 shares of common stock, par value $.01 per share.

                          Page 1 of 14
                   There is no Exhibit Index.

                  WANDERLUST INTERACTIVE, INC.


                              INDEX



Part I.  Financial Information                           Page No.

     Item 1.   Financial Statements

               Balance Sheet -                                3-4
               March 31, 1997

               Statements of Operations-                        5
               Three Months Ended March 31, 1996
               and March 31, 1997, and Nine Months
               Ended March 31, 1996 and March 31, 1997

               Statement of Cash Flows - Nine                 6-7
               Months Ended March 31, 1996 and
               March 31, 1997

               Notes to Financial Statements                 8-10

     Item 2.   Management's Discussion and Analysis         11-12
               of Financial Condition and
               Results of Operations

Part II.  Other Information

     Item 4.   Submission of Matters to a Vote                 13
                of Security Holders

     Item 6.   Exhibits and Reports on Form 8-K                13

Signature                                                      14

          Wanderlust Interactive, Inc. and Subsidiary
                   Consolidated Balance Sheet

                             ASSETS
                                                  March 31,
                                                    1997
Current assets:
 Cash and cash equivalents                       $  763,221
 Accounts receivable                                250,317
 Merchandise inventory                               43,180
 Costs and estimated earnings in
   excess of billings on contracts
   in progress                                       94,122
 Prepaid expenses                                    48,335
                                                   --------
    Total current assets                          1,199,175

Fixed assets, net                                 1,005,521
                                                  ---------

Other assets:
 License rights, advance royalty                    287,996
 Security deposits and other                         47,422
 Patents and licenses, net                        3,298,908
 Goodwill, net                                    1,693,833
                                                  ---------
                                                  5,328,159
                                                  ---------
                                                 $7,532,855
                                                  =========





                    See notes to financial statements.

          Wanderlust Interactive, Inc. and Subsidiary
               Consolidated Balance Sheet (cont.)


              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  March 31,
                                                    1997
Current liabilities:
 Accounts payable and
   accrued liabilities                            $  952,785
 Billings in excess of costs and
   estimated earnings on contracts
   in progress                                        43,445
 Notes and loans payable                             514,972
 Convertible debentures                              507,500
                                                   ---------
Total current liabilities                          2,018,702
                                                   ---------
Due to officer/shareholder                            80,000
                                                   ---------
Commitments and contingency

Shareholders' equity:
 Preferred stock, $.01 par value;
  authorized, 100,000 shares;
  issued and outstanding, none
 Common stock, $.01 par value;
  authorized, 10,000,000 shares;
  issued and outstanding,
  4,574,069                                           45,741
 Additional paid-in capital                       11,258,245
 Accumulated deficit                              (5,869,833)
                                                  ----------
                                                   5,434,153
                                                  ----------
                                                  $7,532,855
                                                   =========





                 See notes to financial statements.

                 Wanderlust Interactive, Inc. and Subsidiary

                    Consolidated Statements of Operations

                        Three Months Ended             Nine Months Ended
                            March 31,                     March 31,
                        ------------------             -----------------
                      1996             1997         1996              1997
                      ----             ----         ----              ----
Sales:
  Product         $        -    $    68,312    $       -       $   106,312
  Development
   contracts               -        199,800            -           199,800
  Royalties                -        180,837            -           437,224
                   ---------     ----------     --------        ----------
                           -        448,949            -           743,336
                   ---------     ----------     --------        ----------
Expenses:
  Cost of
   product sales           -         50,042            -           100,084
  Cost of
   development
   contracts               -        281,421            -           281,421
  Research and
   development       288,530        478,925      742,558         2,003,645
  Selling, general
   and adminis-
   trative           184,744      1,075,582      354,323         1,930,584
  Interest expense
   (income), net       9,781        (20,424)      21,729           (59,389)
                   ---------      ---------    ---------         ---------
                     483,055      1,865,546    1,118,610         4,256,345
                   ---------      ---------    ---------         ---------
Net loss          $  483,055     $1,416,597   $1,118,610        $3,513,009
                   =========      =========    =========         =========
Net loss per
  common stock
  share           $      .20     $      .33   $      .47        $      .89
                   =========      =========    =========         =========
Weighted average
  shares out-
  standing         2,424,633      4,303,952    2,387,357         3,943,797
                   =========      =========    =========         =========



                    See notes to financial statements.

               Wanderlust Interactive, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows

                                            Nine Months Ended
                                                March 31
                                            -----------------
                                           1996            1997
                                           ----            ----
Cash flows from
 operating activities:
Net loss                             ($1,118,610)      ($3,513,009)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Amortization
   and depreciation                       58,092           441,947
  Common stock issued
   for services                              -               40,000
Change in:
  Accounts receivable                       -              (67,218)
  Costs and estimated earnings
   in excess of billings on
   contracts in progress                    -              (24,320)
  Billings in excess of costs and
   estimated earnings on contracts
   in progress                              -             (100,504)
  Inventory                                 -              (43,180)
  Accounts payable and accrued
   liabilities                            54,842            76,431
  Other assets                           (54,500)           32,979
                                       ---------          --------
Net cash used in operating
   activities                         (1,060,176)       (3,156,874)
                                       ---------         ---------
Cash flows from investing
   activities:
 Purchase of fixed assets               (183,259)         (530,226)
 Advances to subsidiary, prior
   to acquisition                           -             (387,500)
                                       ---------         ---------
Net cash used in investing
   activities                           (183,259)         (917,726)

Cash flows from financing
   activities:
  Issuance of common stock
    and warrants, net of costs
    of issuance                        6,158,257              -
  Payments on notes payable                 -              (69,745)
  Debt acquisition costs                  (1,847)             -
                                       ---------         ---------


                           See notes to financial statements.


               Wanderlust Interactive, Inc. and Subsidiary
               Consolidated Statements of Cash Flows (cont.)

                                            Nine Months Ended
                                                March 31
                                            -----------------
                                           1996            1997
                                           ----            ----
Net cash provided by (used in)
 financing activities                 $6,156,410          ($69,745)
                                       ---------         ---------

Increase (decrease) in cash
 and cash equivalents                  4,912,975        (4,144,345)

Cash and cash equivalents,
 beginning                               721,968         4,907,566
                                       =========         =========

Cash and cash equivalents,
 ending                               $5,634,943        $  763,221
                                       =========         =========

Supplemental schedule of noncash operating and investing activities.

The Company acquired all of the stock of Western Technologies, Inc. and certain assets and liabilities of Smith Engineering (a proprietorship), in exchange for 800,000 shares of the Company's common stock. See Note 3.

The Company issued 8,000 shares of common stock in exchange for consulting services valued at $40,000.

The Company issued 2,350 shares of common stock in settlement of $10,000 of accounts payable.

                       See notes to financial statements.

           Wanderlust Interactive, Inc. and Subsidiary
           Notes to Consolidated Financial Statements


1. The consolidated financial statements as of March 31, 1997 and for the three and nine month periods ending March 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, (together with management's discussion and analysis of financial condition and results of operations) contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1997.

2.   Emergence from development stage:

     During the third quarter of fiscal year end June 30, 1997, the Company no longer considered itself to be in the development stage. Prior thereto, the Company was considered to be in the development stage since either its planned principal operations had not commenced, or such operations had commenced, but no significant revenue was derived therefrom.

3.   Acquisition:

     On February 4, 1997, the Company completed an acquisition pursuant to an acquisition agreement among the Company, Western Technologies, Inc. ("Western"), Smith Engineering, a proprietorship ("Engineering") and Mr. Jay Smith, III ("Mr. Smith"). The agreement provides for the sale of 100% of the outstanding shares of stock of Western and certain assets and certain liabilities of Engineering in exchange for 800,000 shares of the Company's common stock. An additional 600,000 shares of the Company's common stock may be issued if certain events, relating to the Company's obtaining additional equity capital, transpire. As part of the acquisition, a license agreement was entered into between Western and Mr. Smith in which Mr. Smith granted to Western the exclusive right to use and market patents and license agreements owned by Mr. Smith. The license agreement provides that 75% of the revenues from such patents and licenses will be retained by Western and 25% will be retained by Mr. Smith until Mr. Smith receives an aggregate revenue from such patents and licenses of


           Wanderlust Interactive, Inc. and Subsidiary
       Notes to Consolidated Financial Statements (cont.)

     $2,000,000, at which time no further revenue will inure to Mr. Smith and the patents and license agreements will be assigned to Western.

     Western is engaged in the invention and development (including engineering and software development) of electronic designs, technology, and software, principally for toys and electronic games. Western also provides product development service to manufacturers. Western is located in southern California.

     The business combination will be accounted for using the purchase method. The results of operations of Western for the period from February 4, 1997 through March 31, 1997 are included in the Company's statements of operations for the nine and three months ended March 31, 1997.

     The cost of the acquired enterprise is $4,000,000, which represents 800,000 shares of common stock with an assigned value of $5 each.

     Acquired goodwill will be amortized over forty years using the straight-line method.

     Contingent issuance of common stock in the event of the Company's obtaining additional equity capital will be accounted for as an additional cost of the acquisition.

     Supplemental pro forma information for the nine month periods ended March 31, 1997 and 1996 are:

                                             9 Months Ended
                                             --------------
                                       1997             1996
                                       ----             ----

Pro forma revenue                  $ 2,251,000     $ 3,816,000

Pro forma net (loss)               $(4,480,000)    $(2,524,000)

Pro forma earnings (loss)
   per share                      $     (0.98)    $     (0.76)

4.   Convertible debentures:

     The Company's convertible debentures are due May 19, 1997.
     The Company is in the process of offering the debenture holders the following options:

          Wanderlust Interactive, Inc. and Subsidiary
       Notes to Consolidated Financial Statements (cont.)


     (a) conversion into shares of common stock at the rate of $.60 per share, or

     (b) extend the due date for one year and be given 200 shares of common stock of the Company for each $1,000 so extended.

     If option (a) is exercised, 845,833 shares of common stock would be issued. If option (b) is exercised, 101,500 shares of common stock would be issued. The actual amount of shares issued will depend upon how many holders exercise and which option is exercised.

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     Results of Operations

     The Company's revenues increased to $448,949 for the three months ended March 31, 1997 as compared to no revenues in the year earlier period. The Company's revenues increased to $743,336 for the nine months ended March 31, 1997 as compared to no revenues in the year earlier period. These revenues were derived from product sales, development contracts (from its acquired subsidiary) and royalties during the current periods.

     The Company increased costs of product sales and cost of development contracts against corresponding revenues during the current periods. Research and development increased substantially (although it had begun to decline as a percentage for the third quarter of Fiscal Year 1997) due to completion of the Company's first product. Selling, general and administrative ("SG&A") expenses increased to $1,075,582 for the third quarter of Fiscal Year 1997 as compared to $184,744 for the third quarter of Fiscal Year 1996. SG&A expenses increased to $1,930,584 in the current nine month period as compared to $354,323 in the year earlier period. This was due to commencement of marketing activities, move to new offices and costs incurred relating to the acquisition of Western in the current periods.

     The Company incurred a net loss of $1,416,597 or $.33 per share, for the third quarter of Fiscal Year 1997, as compared to $483,055 or $.20 per share for the third quarter of Fiscal Year 1996. The Company incurred a net loss of $3,513,009, or $.89 per share for the nine months ended March 31, 1997 as compared to $1,118,610, or $.47 per share for the nine months ended March 31, 1996. This increased net loss is due to increased development activities, research and development activities and SG&A expenses during the current periods.

     Financial Condition

     The Company had a working capital deficit at March 31, 1997 of $819,527 as compared to working capital of $4,287,387 at June 30, 1996. The Company's current ratio was .59 to 1 at March 31, 1997 as compared to 7.8 to 1 at June 30, 1996.

     The Company used cash for operating activities in the amount of $3,156,874 during the nine months ended March 31, 1997, as compared to $1,060,176 of cash used in operating activities in the nine months ended March 31, 1996. This was largely due to the significantly increased net loss during the current period. Cash used in investment activities for the first nine months of 1997 was $917,726 as compared to cash used in investment activities of

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (cont.)


$183,259 in the year ago period. This was largely due to increased purchases of equipment and advances to the Company's newly acquired subsidiary during the current period. Cash used in financing activities in the nine months ended March 31, 1997 was $69,745 as compared to $6,156,410 of cash provided from financing activities during the nine months ended March 31, 1996 largely due to the Company's initial public offering of securities which occurred in the year earlier period. As a result, the Company's cash and cash equivalents decreased to $763,221 at March 31, 1997 from $5,634,943 at March 31, 1996.

     The Company's convertible debentures in the principal amount of $507,500 are due in May 1997. The Company does not anticipate being able to repay these debentures when due without raising any additional capital, of which there is no assurance. As a result, the Company will likely default on the payment of these debentures. In order to avoid or cure such a default, the Company has offered an exchange offer to holders of such debentures. See Note 4 to financial statements.

     Due to significant losses and lower sales than forecast from the Company's first product, it has substantially reduced its staff, especially in its New York office where it went from 50 to approximately thirteen. In addition, the Company is attempting to further reduce its expenditures. Even so, unless the Company raises additional capital or its revenues from operations dramatically increase, the Company may encounter liquidity pressures that could result in a material disruption of its operations.

                  PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

     On February 18, 1997, at the Company's Annual Meeting of Shareholders, the Company's shareholders elected management's slate of directors, which included Ms. Catherine Winchester and Messrs. Richard S. Kalin and Jay Smith, III. Ms. Winchester received 3,191,489 votes for and 33,135 votes against. Mr. Kalin received 3,191,489 votes for and 33,135 votes against. Mr. Smith received 3,191,489 votes for and 33,135 votes against. In addition, the Company's shareholders approved the Company's 1996 Stock Option Plan by a vote of 1,850,350 votes for and 116,074 votes against.


Item 6.  Exhibits and Reports on Form 8-K

     (b) During the quarter ended March 31, 1997, the registrant filed a report on Form 8-K dated February 18, 1997 under Item 2 announcing its acquisition of all of the outstanding shares of stock of Western Technologies, Inc.

                           SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WANDERLUST INTERACTIVE, INC.



Dated:    May 20, 1997             s/Catherine Winchester
                                   Catherine Winchester
                                   President (Principal Financial
                                   Officer)
























cdkidz\10q-mar.97