Form 10KSB
period 1997-06-30
WANDERLUST INTERACTIVE INC
filed 1997-10-14
CIK 942650

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
            ______________________________________________

                             Form 10-KSB

      [X]         Annual Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended June 30, 1997

                                  OR

      [ ]         Transition Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                      Commission File No.:  0-27828

                       WANDERLUST INTERACTIVE, INC.
              (Name of Small Business Issuer in its charter)

            Delaware                         13-3779546
     (State or other Jurisdiction            (IRS Employer
     of Incorporation or Organization)       Identification
                                             Number)

5301 Beethoven Street, Los Angeles, CA       90066
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number: (310) 821-7880

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The issuer's revenues for its most recent fiscal year were $1,504,420.

     The aggregate market value of the shares of Common Stock held by non-affiliates as reported by NASDAQ on September 30, 1997 was approximately $3,383,258.

     As of September 30, 1997, the Registrant had outstanding
5,041,228 shares of Common Stock, par value $.01 per share.

     The proxy statement of the Registrant to be filed on or before October 29, 1997 is incorporated into Part III herein by reference.

                                  PART I

ITEM 1.   Business.

     Wanderlust Interactive, Inc. (the "Company") was formed in May 1994 to develop and market interactive multimedia software education and entertainment titles on CD-ROM (Compact Disk Read Only Memory) for use on multimedia personal computers (MPCs) using Microsoft Windows-based CD-ROM playback systems. In March 1996, the Company completed an initial public offering of securities. In February 1997, the Company acquired all of the outstanding shares of stock of Western Technologies, Inc. ("Western") from Jay Smith III, its present CEO. The Company and its wholly-owned subsidiary are collectively referred to herein as the Company.

     In May 1995, the Company entered into a license agreement with MGM/UA Licensing and Merchandising, a division of Metro-Goldwyn-Mayer Inc. ("MGM"), to use the Pink Panther character and other related characters (collectively referred to as the "Pink Panther characters") in two interactive multimedia CD-ROMs (the "License Agreement"). On May 2, 1996, the License Agreement was amended to include, among other things, a license to manufacture and market a companion guide book to the Company's products which contain the Pink Panther characters and the soundtrack audio CD with ten original songs to be released October 1997, to the Company's licensed products. See "Licensing."

     The Company completed a CD-ROM entitled "Passport to Peril," which it released in October 1996, and an Internet game entitled "Postcards to Peril" which it released on the Company's web site in November 1996, and a second interactive CD-ROM involving the Pink Panther entitled "Hokus Pokus Pink," released in October 1997. Many of the major international publishers who licensed the first Pink Panther title, "Passport to Peril", have also licensed "Hokus Pokus Pink".

     In connection with the Company's first two CD-ROM titles, which were completed in September 1996 and September 1997, respectively, the Company created the artwork, sound, text, and programming features of these titles.

     The Company's subsidiary, Western, has designed and programmed over forty video and computer games, several of which have sold over one million units, including "X-Men" for Sega for Sega Genesis and "Q-Bert" for Parker Brothers. As part of the acquisition referred to above, the Company acquired rights to over 40 patents. Western also has created and developed over 20 electronic toys and electronic consumer products including "Talk to Me Barbie" by Mattel, "Baby Talk II" by Galoob, "IR Ear Thermometer" by Thermoscan and "Electronic PC Board" for exercise equipment by Paramount Fitness Equipment.

     Since the date of acquisition of Western (February 1997), Western has begun development of five new projects. These projects include the development of electronic game software projects for publishers such as Electronic Arts, Hasbro and TH-Q. In addition, development has begun on interactive television projects for Telia InfoMedia, the Swedish Microsystems and Thomson Consumer Electronics, a parent of RCA. New electronic toy projects have begun with both Hasbro and Mattel.

Products

     The Company also develops entertainment software for a variety of platforms including Sony PlayStation, Sega Saturn, as well as PC CD-ROM. Some of the new products are designed for multiple platforms. The Company's bowling game design "Ten Pin Alley" has been programmed on all three of these platforms. Some of the current projects under development will utilize both Sony Play Station and PC CD-ROM.

     The Company creates concepts, develops and licenses toy designs for a wide variety of play categories. These include preschool, boy toys and girl toys. Many of the toy designs have electronic components that are a specialty of the Company. The Company has designed a number of toys that are specifically interactive with computer PC CD-ROM software and a number of new designs will incorporate this feature. Other electronic specialties include new types of digital remote control and acceleration sensing devices.

     The interactive television applications are an outgrowth of the game software development capability. These applications are designed to run on the digital set-top boxes that are used with satellite television, digital cable and wireless cable installations now being installed around the world. The first application for the Company is a suite of games that includes Trivial Pursuit and is to be installed in a digital cable system now being implemented in Sweden and other Scandinavian countries.

     The Company developed two interactive multimedia software entertainment titles for use on MPCs. The Company's initial product format is CD-ROMs for the MPC. The Company is marketing its initial products under the name "Intelligent Fun & Games." The first two titles in the "Intelligent Fun & Games" series are travel and culture titles, featuring the Pink Panther characters. The Company entered into the License Agreement under which the Company has the right to utilize the Pink Panther characters for these two CD-ROM titles. See "Licensing."

     In the first two titles, the Pink Panther visits different countries. The Company's products enable the Pink Panther to eat, sleep, drink, dress, speak, shop, worship, dance, learn, work and play with the local citizens. Through this interaction it is expected that the player will learn about lifestyles, customs, rituals, food, clothing, religions and other aspects of the culture he is visiting. The personalities of the Pink Panther and the other characters are an integral part of the games, and a humorous script and colorful animation further enhance the entertainment value of the products.

Distribution

     For its first "Pink Panther" titles, the Company utilized a distributor to market its products to mass market retailers, specialty stores and directly to consumers in the United States. The Company entered into a distribution agreement with BMG Music d/b/a BMG Entertainment ("BMG") in May 1996 which provided for distribution of the Company's products in the United States (the "BMG Agreement"). BMG agreed to distribute at least 60,000 units. A dispute arose between BMG and the Company concerning a guarantee that sixty thousand (60,000) units of Company's first "Pink Panther" titles would be distributed within the two year period following the initial commercial release date which occurred on October 1, 1996 (the "Guarantee") and the establishment of a fair and competitive "net price" per unit. In June 1997, BMG and the Company entered into a settlement agreement (the "BMG Settlement") whereby the BMG Agreement was terminated, BMG agreed to pay the Company $175,000 and BMG agreed to reduce the Company's obligations to BMG by approximately $200,000. In addition, the BMG Settlement provides that BMG shall continue to have the right to sell and distribute in the United States, the Company's first title, "Passport to Peril" at any "net price" established by BMG provided it does not exceed 50,000 units. If BMG sells in excess of 50,000 units, BMG shall pay the Company a fair and competitive royalty.

     The balance of distribution of its products that it distributes itself has been done by entry into several sub-license agreements to market its Pink Panther products. The countries or regions within which the Company has concluded agreements include Brazil, Taiwan, Finland, Israel, Denmark, Spain, Germany, Austria, Switzerland, Sweden, Norway, Italy, The Netherlands and the Dutch-speaking region of Belgium. Each agreement, which is exclusive for its region, provides for minimum number of Units to be distributed, which range from 30,000 units over a two-year period to 3,000 over a one-year period; the royalties to be generated by these agreements range from $6.00 per unit to $8.00 per unit.

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

Marketing and Sales

     The Company relies primarily on its Chief Executive Officer and Director of Marketing for sales and licensing of the Company developments. The Company believes that marketing to both retail channels and to end users is important to the success of its products and will be the responsibility of licensees and distributors. The Company expects its distributors and licensees will employ a variety of marketing techniques which may include in store promotions, direct mailings of catalogues and brochures, advertising in multimedia trade and general consumer publications to promote sales of its products.

     The Company relies on its contacts and relationships within the industry to license its concepts and obtain development contracts. In addition, it is constantly seeking new relationships and customers.

Product Development and Manufacturing

     The development of the Company's concepts is generally developed in-house with the Company's full-time employees plus occasional freelance artists, animators, writers or programmers. The Company maintains a schedule and budgeting system designed to control development costs and to meet deadlines. Currently the Company's development efforts are concentrated in California.

     The development capabilities include programming for a variety of game systems including IBM PC, Sony PlayStation and Sega Saturn. Artwork and graphics include two-dimensional animation for Pink Panther and three-dimensional animation and graphics for games such as Ten Pin Alley. Audio includes sound effects, music and voiceover in a variety of formats. Producers direct the design and development of each of the games and game design starts with the concept stage and is involved in each step of the development.

     The Company licenses the manufacturing and distribution of its new concepts to marketing firms, both domestic and international.

Licensing

     In May 1995, the Company entered into the License Agreement with MGM for use on two interactive multimedia CD-ROMs of the "Pink Panther" character and other related characters from the Pink Panther cartoon, including The Inspector, Boss Man, Dr. Von Schmarty, The Ant and the Aardvark, The Little Old Lady, Manly Man, Dogfather, Pugg, Louie and Voodooman (collectively referred to as the "Pink Panther characters"). The License Agreement, which is nonexclusive, is for four years and provides that MGM has a right of first negotiation and last refusal with respect to distribution of the Company's products which contain the Pink Panther characters (the "Licensed Products") which it has not exercised. The License Agreement also encompasses the design, manufacturing and marketing of a companion guide book and audio soundtrack CD to the Licensed Products.

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

     MGM does not own the rights to the Pink Panther theme music and the Company did not elect to use such music for its first titles.

     The Company has licensed the use of the Trivial Pursuit name and content for use in the first year of testing of the interactive television applications in Sweden. The terms were not announced.

Competition

     The Company is aware that the market for its products is intensely competitive. The principal competitive factors in the consumer interactive multimedia software market include quality and originality of products, price, brand name recognition, marketing capabilities, access to distribution channels, ease of use and quality of support services.

     The Company competes primarily against other companies offering consumer interactive multimedia and entertainment and educational software. Existing consumer interactive multimedia software companies may broaden their product lines or increase their focus to compete more directly with the Company's products. These competitors include, among others, Grolier Electronic Publishing, Inc., Broderbund Software, Inc., Mindscape International USA, Maxis, Inc., Discovery Communications and Microsoft Corp. Potential new competitors, including computer hardware or software manufacturers, diversified media companies and publishing companies, may enter the consumer interactive multimedia entertainment software market. The competition for retail shelf space is also likely to increase due to the proliferation of consumer software products. Most of the Company's existing and future competitors have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and greater access to consumers than the Company. There can be no assurance that the Company will respond effectively to this market or that competition will not develop technologies or products that render the Company's products obsolete or less marketable. In addition, increasing competition in the consumer software market may cause prices to fall, which may materially adversely affect the Company.

Intellectual Property Rights

     The Company has registered "Wanderlust," "Adrenalin," "Western Technologies," and "Passport to Peril" as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the trademarks "Intelligent Fun &
Games" and "Alyce's Adventures in Wonderland."   There is no
assurance, however, that the Patent Office will allow such filings to be registered.

     The Company has 40 patents in various areas ranging from circuit boards to toys. Some of the patents are mechanical design patents, some are software or article patents and some are for basic technology ranging from hardware to optical.

     The Company intends to treat its concepts and software as proprietary and will rely primarily on a combination of trademark, copyright and trade secret laws and employee and third-party nondisclosure agreements to protect its intellectual property rights. Also, as the number of software products in the industry increases and the functionality of these products overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to its proposed products.

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

     The Company plans to enter into additional license agreements with other companies for its own design or for their properties, but there is no assurance that the Company will successfully negotiate or enter into any such agreements.

Employees

     As of September 30, 1997, the Company employed 27 people on a full-time basis, including persons engaged in game design, writing, research, sound, art, animation, computer programming, management and administration. At September 30, 1997, the Company had engaged approximately four persons as part-time and free-lance employees. The Company believes that its relations with employees are satisfactory.

ITEM 2.   Property.

     The Company operates its California operation from a noncancellable lease agreement for a production and office facility for minimum monthly payments of $13,801 through January
31, 1999 for the Company's California-based offices. The lease provides for two one-year renewal options.

     In September 1996, the Company entered into a sublease with an unaffiliated party for premises located at 462 Broadway, New York, New York (the "Sublease"). The Sublease terminates on March 31, 2001. For the first year, the Company's rent is $120,000, with annual increases during the term. The space includes approximately 15,000 square feet. Presently, the Company subleases parts of this facility pursuant to sublease agreements with four unaffiliated entities.

ITEM 3.   Legal Proceedings

     In 1996, an action was brought against the Company by Robert Owens ("Owens") in the United States District Court for the Southern District of New York. The Company did not accept a subscription from Owens who sought to acquire 90,035 shares of Common Stock of the Company (the "Common Stock") from the Company in a private placement. Owens advanced the Company $27,000 which amount the Company has attempted to return. Owens refused to accept these funds until recently when he accepted the return of $13,500 of these funds. The remaining $13,500 is currently being held in escrow by counsel to the Company for the benefit of Owens. There is a dispute as to whether Owens performed certain services for the Company that would enable him to subscribe for the 90,035 shares of Common Stock. There is no assurance that Owens may not have a claim against the Company due to the Company's failure to accept this person's subscription agreement and failure to issue him 90,035 shares of Common Stock. Presently, this lawsuit is in the discovery stage. The Company believes it has meritorious defenses and intends to vigorously defend itself.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     During the Company's fourth fiscal quarter ended June 30, 1997, no matters were submitted to a vote of the security holders of the Company.

                                  PART II

ITEM 5.   Market for Registrant's Common Equity and Related
Stockholder Matters.

     (a) The Common Stock is traded in the Over-the-Counter market and is quoted on the NASDAQ System.

     The following table sets forth, for the Company's last two fiscal years commencing from the inception of trading on March 21, 1996, the high and low bid quotations for the Company's Common Stock. The market quotations represent prices between dealers, do not include retail markup, markdown or commissions and may not represent actual transactions.

Quarter Ended            High Bid            Low Bid

Fiscal 1996

March 31, 1996             7.50                5.75
June 30, 1996              7.50                5.375
September 30, 1996         1.0625               .65625

Fiscal 1997

September 30, 1996         7.25                6.50
December 31, 1996          6.50                4.125
March 31, 1997             5.125               2.3125
June 30, 1997              2.3125               .625

     On September 30, 1997, the closing bid price in the Over-the-Counter market for the Common Stock, as reported by NASDAQ, was $1.00 and the closing bid for the Company's warrants to purchase an additional 2,415,000 shares of Common Stock at $7.00 per share, (the "Warrants"), as reported by NASDAQ, was $.15625. The Warrants expire on March 20, 1999.

     In order to qualify for continued listing on NASDAQ, a company, among other things, must maintain a minimum bid price of $1.00 per share, as an alternative if the bid price is less than $1.00, maintain $2,000,000 in net tangible assets. In a letter dated September 9, 1997, NASDAQ informed the Company that the bid price requirement had not been met. NASDAQ provided the Company ninety (90) calendar days in which to regain compliance with the minimum bid price or the alternative requirement. If at any time within the next ninety (90) calendar days from the date of this letter, the shares of Common Stock reports a closing bid price of $1.00 or greater for ten consecutive trading days, it will have complied with the minimum bid price requirement. If the Company is unable to demonstrate compliance with the minimum $1.00 bid price on or before the end of the ninety day period, December 9, 1997, it must submit by that date, its proposals for achieving compliance. On the basis of the information provided by the Company, NASDAQ will determine whether or not the Company may continue to be listed on The NASDAQ Stock Market. If the Company is unable to satisfy the maintenance requirements for quotation on NASDAQ, of which there can be no assurance, it is anticipated that the securities would be quoted in the over-the-counter market National Quotation Bureau ("NQB") "pink sheets" or on the NASD OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to dispose of, or obtain, accurate quotations as to the market price of the securities, which may materially adversely affect the liquidity of the market for the securities. In addition, if the securities are delisted from NASDAQ, they might be subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities.

     (b) On September 30, 1997, there were approximately 113 holders of record of the Common Stock. The Company believes that there are significantly more beneficial holders of the Common Stock as many of the shares of Common Stock are held in "street" name. There were also approximately 25 holders of record of the Warrants.

     (c) No cash dividends have been paid on the Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.   Management's Discussion and Analysis.

     (a)  Results of Operations.

     During Fiscal 1997 the Company had revenues of $1,504,420 as compared to revenues of $50,000 in Fiscal 1996. During Fiscal 1997, the Company had $288,820 of product sales, $613,887 of revenues for development contracts and $601,713 of royalty revenues. During Fiscal 1997, the Company incurred a net loss of $4,486,396, or $1.07 per share, as compared to a loss of $2,035,000, or $.72 per share, during Fiscal 1996. These increased losses were largely due to slower product sales and increased costs of development and higher selling general and administrative costs during Fiscal 1997.

     (b)  Liquidity and Capital Resources

     As of June 30, 1997, the Company had an accumulated deficit of $6,843,220. At June 30, 1997, the Company had cash and cash equivalents of $228,761, as compared to $4,893,658 as of June 30, 1996. The Company's working capital deficit at June 30, 1997 was $1,116,839 as compared to working capital of $4,287,387 at June 30, 1996. At June 30, 1997, the Company's stockholders' equity was $4,711,765 as compared to $4,897,161 at June 30, 1996.

     The Company has significant requirements for capital to continue to fund its activities. During Fiscal 1997, the Company used $3,561,885 of funds as compared to the use of $1,893,944 during Fiscal 1996. These funds were used to fund the Company's loss from operations during both periods. During Fiscal 1997, the Company used $1,009,764 of funds in investing activities as compared to the use of $531,359 during Fiscal 1996. During both periods, the Company used funds to pay an advance under the License Agreement and to purchase equipment and fixtures, primarily computer equipment. In Fiscal 1997, the Company also advanced $387,500 to its Western subsidiary. During Fiscal 1997, the Company used $93,248 in financing activities as compared to generating $6,596,993 from such activities (primarily the Company's initial public offering of securities) during Fiscal 1996.

     In May, 1995, the Company issued units consisting of convertible debentures and common stock. An aggregate of $507,500 of debentures payable and 465,374 shares of Common Stock were issued to various investors in exchange for $1,015,000. The debentures bear interest at the rate of 8% (payable annually), and were due in May, 1997. The Company offered the debenture holders two options in lieu of payment: (1) Conversion into shares of Common Stock at the rate of $.60 per share or, (2) extend the due date for one year in exchange for 200 shares of

Common Stock for each $1,000 so extended.  As of June 30, 1997,
404,159 shares of Common Stock were issued in exchange for $242,500 of the convertible debentures, and 13,000 shares were issued to extend the due date of $65,000 of convertible debentures. As of October 7, 1997, holders of $83,750 of debentures did not exercise either option, one of whom has threatened litigation against the Company, and such debentures are due, payable and in default.

     Currently, the Company is attempting to raise additional funds through a private placement offering. In that regard, the Company has entered into an agreement for consulting services with Mackenzie Shea, Inc. ("MSI"), pursuant to which MSI will provide financial and business consulting services to the Company for a term of 24 months and will be paid $6,000 per month. The agreement may be cancelled on 30 days notice. MSI has been issued 250,000 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock for $.25 per share. If MSI fails to provide the services provided for in the MSI engagement agreement, the Company may redeem certain of its warrants issued to MSI for nominal consideration. MSI may appoint one director to the Company. In addition, the Company has entered into an agreement for business consulting services with Morgan, Evan & Company,, Inc. ("Morgen"), pursuant to which Morgen will support a private placement offering and provide financial and business consulting services to the Company and will earn a quarterly retainer fee of 35,000 shares of Common Stock for the first quarter and 30,000 shares of Common Stock for each subsequent quarter. In addition, Morgen shall earn a fee of 6% of funds raised for the Company upon the structuring of the private placement terms. Such fee will be payable at closing of the private placement. Lastly, the Company may cancel this agreement at any time by giving Morgen thirty days prior written notice. There is no assurance, however, that such additional capital will be raised.

     Due to significant losses and lower sales then forecast from the Company's first product, the Company has experienced significant cash flow shortages resulting in the Company substantially reducing its staff, especially in its New York office where it went from 50 to three. In addition, the Company is attempting to further reduce its expenditures. Evenso, unless the Company raises additional capital or its revenues from operations dramatically increase, the Company will encounter increased liquidity pressures that could result in a further material disruption of its operations. There is no assurance, however, that such additional capital will be available, or if available, whether it will be available on terms acceptable to the Company.

ITEM 7.   Financial Statements.

     The financial statements listed below are included on pages
F-1 through F-26 following the signature page.

     Title of Document                                     Page

Independent Auditors' Report                                F-1

Consolidated Balance Sheet
     June 30, 1997                                          F-2

Consolidated Statements of Operations -                     F-4
     Years Ended June 30, 1997
        and 1996

Consolidated Statements of Shareholders'
     Equity - Years Ended June 30, 1997                     F-5
        and 1996

Consolidated Statements of Cash Flows -                     F-7
     Years Ended June 30, 1997
         and 1996

Notes to Consolidated Financial Statements                  F-9


ITEM 8.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                                 PART III

     Items 9, 10, 11 and 12 are incorporated herein by reference to the Company's Proxy Statement to be filed on or prior to October 29, 1997.

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

10.1 License Agreement between the Company and MGM/UA Licensing and Merchandising, a division of Metro-Goldwyn-Mayer Inc. ("MGM/UA"), dated May 25, 1995, as amended, incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.2 Amendments to the License Agreement between the Company and MGM/UA dated October 26, 1995, May 2, 1996 and May 31, 1996, incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB for fiscal year ended June 30, 1996 (the "1996 10-KSB").

10.3 Sublease between the Company and Greenpeace, Inc. dated September 13, 1996 for the Company's premises located at 462 Broadway, New York, New York, incorporated by reference to Exhibit 10.5 of the Company's 1996 10-KSB.

10.4 Stock Option Plan, as amended, incorporated by reference to a Exhibit 10.4 to the Registration
          Statement.

10.5      Financial Advisory and Consulting Agreement between the
          Company and A.S. Goldmen & Co., Inc. incorporated, by reference to Exhibit 10.6 to the Registration
          Statement.

10.6 Form of Sub-license Agreement entered into by the Company and its international sub-licensees, incorporated by reference to Exhibit 10.10 of the Company's 1996 10-KSB.

10.7      1996 Stock Option Plan, incorporated by reference to
          Exhibit A of the Company's 1996 Proxy Statement.

10.8 Acquisition Agreement among the Company, Western Technologies, Inc. ("Western") and Mr. Jay Smith III d/b/a Smith Engineering dated as of December 30, 1996, incorporated by reference to Exhibit 7(c)(1) of the Company's Form 8-K dated February 4, 1997 ("1997 Form 8-K").

10.9      License Agreement between Western and Mr. Smith dated
          February 4, 1997, incorporated by reference to Exhibit
          7(c)(2) of the Company's 1997 Form 8-K.

10.10     Employment Agreement between Western and Mr. Jay Smith
          III, incorporated by reference to Exhibit 7(c)(3) of the Company's 1997 Form 8-K.

10.11     Settlement Agreement and General Releases between the
          Company and BMG Music d/b/a BMG Entertainment, dated
          June 11, 1997.

10.12     Settlement Agreement between the Company and Ms.
          Catherine Winchester, dated as of June 30, 1997.

10.13     Consulting Agreement between the Company and Ms.
          Catherine Winchester, dated as of July 1, 1997.

10.14     Settlement Letter between the Company and Mr. Jay Smith
          III dated July 31, 1997.

10.15     Software Development and License Agreement dated May
          30, 1997, between the Company and Telia Info Media Tele
          Vision AB.

10.16     Software Programming Services Agreement dated April 11,
          1997, between the Company and THQ, Inc.

10.17     Consulting Agreement dated June 1997, between the
          Company and Electronic Arts, Inc.

21        Subsidiaries of the Company.

(b)  Reports on Form 8-K.

     None.

                                SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WANDERLUST INTERACTIVE, INC.





Dated:    October 10, 1997    By:  s/Jay Smith III
                                   Jay Smith III,
                                   Chief Executive
                                   Officer and Secretary


     Pursuant to the requirement, of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name                     Capacity                 Date



s/Jay Smith III
Jay Smith III            Chief Executive          October 10, 1997
                         Officer, Secretary and
                         Director (Principal
                         Executive, Financial and
                         Accounting Officer)


s/Catherine Winchester
Catherine Winchester     Director                 October 10, 1997

                          Independent Auditor's Report



Board of Directors
Wanderlust Interactive, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Wanderlust Interactive, Inc. and subsidiary ("Company") as of June 30, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wanderlust Interactive, Inc. and subsidiary as of June 30, 1997 and the consolidated results of its operations and its consolidated cash flows for the years ended June 30, 1997, and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has defaulted on payment of $83,750 of convertible debentures. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              DRUCKER, MATH & WHITMAN, P.C.
North Brunswick, New Jersey
   August 28, 1997 except for
   Note 21 (b), (c) (d) and (e),
   as to which the date is
   October 7, 1997


F-1

                WANDERLUST INTERACTIVE, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                              June 30, 1997





                                   ASSETS

Current assets:
   Cash and cash equivalents                    $   228,761
   Accounts receivable, net of allowance
     for doubtful accounts of $23,500               236,981
   Costs and estimated earnings in excess
    of billings on uncompleted contracts             20,600
   Prepaid expenses                                  24,500
                                                  ---------
     Total current assets                           510,842
                                                  ---------
Fixed assets, net                                   845,799
                                                  ---------
Other assets:
   Patents and licenses, net of accumulated
    amortization of $354,308                      3,047,051
   Goodwill, net of accumulated
    amortization of $17,507                       1,663,165
   License rights, advance royalty
    net of write-off of $100,000                    200,000
   Capitalized software                              99,938
   Security deposits and other                       55,951
                                                  ---------
                                                  5,066,746
                                                  ---------
                                                 $6,422,746
                                                  =========

                               (continued)



                WANDERLUST INTERACTIVE, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET (cont.)
                              June 30, 1997





                   LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable and accrued liabilities     $   744,227
   Billings in excess of costs and estimated
    earnings on uncompleted contracts               130,285
   Notes and loans payable                          488,169
   Convertible debentures                           265,000
                                                 ----------
Total current liabilities                         1,627,681
                                                  ---------
Due to officer/shareholder                           83,300
                                                 ----------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value;
     authorized, 100,000 shares;
     issued and outstanding, none                       0
   Common stock, $.01 par value;
     authorized, 10,000,000 shares;
     issued and outstanding, 5,041,228
     shares                                        50,412
   Additional paid-in capital                  11,504,573
   Accumulated deficit                         (6,843,220)
                                               ----------
                                                4,711,765
                                               ----------
                                               $6,422,746
                                                =========



           See notes to consolidated financial statements.



                WANDERLUST INTERACTIVE, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                        For the year ended June 30,
                                     1997                  1996
                               ----------------        --------------
Revenues:

   Product sales                   $   288,820            $         0
   Development contracts               613,887                      0
   Royalties                           601,713                 50,000
                                    ----------            -----------
                                     1,504,420                 50,000
                                    ----------            -----------

Expenses:
   Cost of product sales               143,264                      0
   Cost of development contracts       716,280                      0
   Research and development          2,231,998              1,274,183
   Selling, general and
     administrative                  2,936,360                859,546
   Interest income, net                (37,086)               (48,149)
                                     ---------              ---------
                                     5,990,816              2,085,580
                                     ---------              ---------
Net loss                           $(4,486,396)           $(2,035,580)
                                     =========              =========
Net loss per common stock share    $     (1.07)           $     (0.72)
                                     =========              =========
Weighted average shares
  outstanding                        4,175,058              2,825,802
                                     =========              =========


           See notes to consolidated financial statements.



                          WANDERLUST INTERACTIVE, INC. AND SUBSIDIARY
                         STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                          Common Stock       Additional                        Total
                        ---------------       paid-in      Accumulated      shareholders'
                        Shares    Amount      capital        deficit           equity
                        ------    ------     ----------    -----------      -------------
Balances,
   June 30, 1995      2,024,973  $ 20,250    $  634,895     $  (321,244)     $  333,901
                      ---------   -------     ---------      ----------       ---------
December 1995,
  issued for cash,
  $1.09 per share       343,746     3,437       371,246                         374,683
December 1995,
  issued 515,624
  warrants for
  cash $.01 per
  warrant                                         4,067                           4,067
March 1996, issued
  for cash, $5.00
  per share           1,300,000    13,000     6,487,000                       6,500,000
March 1996, issued
  2,100,000
  warrants for
  cash $.25 per
  warrant                                       525,000                         525,000
March 1996, issued
  Underwriters
  warrants for cash                                  20                              20
April 1996, issued
  for cash, $5.00
  per share              95,000       950       474,050                         475,000
April 1996, issued
  315,000 warrants
  for cash $.25 per
  warrant                                        78,750                          78,750
Costs related to
  issuance of common
  stock and warrants                         (1,358,680)                     (1,358,680)


F-5                                                   (continued)


                          WANDERLUST INTERACTIVE, INC. AND SUBSIDIARY
                      STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (cont.)

                          Common Stock      Additional                         Total
                        ---------------      paid-in       Accumulated      shareholders'
                        Shares    Amount     capital         deficit           equity
                        ------    ------    ----------     -----------      -------------
Net loss for the year
  ended June 30, 1996                                       $(2,035,580)    $(2,035,580)
                       --------    -------    ---------       ---------       ---------
Balances,
   June 30, 1996      3,763,719  $ 37,637   $7,216,348       (2,356,824)      4,897,161

February 1997,
 issued for
 acquisition of
 Western                800,000     8,000    3,992,000                        4,000,000
February 1997,
 issued in settlement
 of accounts payable      2,350        23        4,677                            4,700
February 1997,
 issued for services      8,000        80       15,920                           16,000
May 1997, issued
 in exchange for
 convertible
 debentures             404,159     4,042      238,458                          242,500
May 1997, issued
 for extension
 of due date of
 debentures              13,000      130         7,670                            7,800
June 1997, issued
 in connection with
 contract settlement     50,000      500        29,500                           30,000
Net loss for the
 year ended
 June 30, 1997                                              (4,486,396)      (4,486,396)
                     ----------    -----     ---------       ---------        ---------
Balances,
 June 30, 1997       5,041,228   $50,412   $11,504,573      $(6,843,220)     $4,711,765
                     =========    ======    ==========        =========       =========

Per share and other amounts may not reconcile precisely due to roundings.
F-6                         See notes to consolidated financial statements.


                      WANDERLUST INTERACTIVE, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOW

                                  For the year ended June 30,
                                     1997                  1996
                               ---------------     --------------
Cash flows from operating
   activities:

Net loss                          $ (4,486,396)     $ (2,035,580)

Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Write-off of fixed assets         100,000              -
     Write-off of license rights       100,000              -
     Amortization                      371,815              -
     Depreciation                      319,970           116,579
     Loss on disposal of fixed
       assets                           29,718              -
     Common stock issued for
       services                         16,000              -
     Common stock issued in
       connection with settlement       30,000              -
Change in:
     Accounts receivable               (68,641)             -
     Costs and estimated earnings
       in excess of billings on
       uncompleted contracts            49,202              -
     Billings in excess of costs
       and estimated earnings on
       uncompleted contracts           (13,664)             -
     Accounts payable and
       accrued liabilities             (70,126)           98,481
     Other assets                       52,937           (49,424)
     Prepaid expenses                    7,300           (24,000)
Net cash used in operating           ---------           --------
   activities                       (3,561,885)       (1,893,944)
                                     ---------         ---------
Cash flows from investing
   activities:
     Purchase of license                  -             (225,000)
     Purchase of fixed assets         (536,234)         (306,359)
     Advances to subsidiary,
       prior to acquisition           (387,500)             -
     Capitalized software              (99,938)             -
     Cash acquired from subsidiary      13,908              -
                                     ---------         ---------
Net cash used in investing
   activities                       (1,009,764)         (531,359)
                                     ---------           -------


F-7           See notes to consolidated financial statements.



                WANDERLUST INTERACTIVE, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOW (cont.)

                                  For the year ended June 30,
                                     1997               1996
                               ---------------     --------------
Cash flows from financing
   activities:
   Issuance of common stock
     and warrants, net of
     costs of issuance                                 $6,598,840
   Payments on notes and
    loans payable                 $     (56,548)
   Payments on due to officer,
    net of interest accrued             (36,700)
   Debt acquisition costs                                 (1,847)
                                     ----------         ---------
Net cash provided by (used in)
  financing activities                  (93,248)        6,596,993
                                     ----------         ---------
Increase (decrease) in cash
   and cash equivalents              (4,664,897)        4,171,690

Cash and cash equivalents,
   beginning                          4,893,658           721,968
                                      ---------         ---------
Cash and cash equivalents,
   ending                           $   228,761       $ 4,893,658
                                     ==========         =========
Cash paid during the year for:

  Interest                          $    61,075       $    40,750
                                     ==========        ==========
  Income Taxes                      $       800       $         -
                                     ==========        ==========

Noncash investing and financing activities:

See Note 3 regarding acquisition during fiscal year ended June
30, 1997.

See Note 8 regarding convertible debentures converted during fiscal year ended June 30, 1997.

During fiscal year ended June 30, 1997, 2,350 shares were issued in settlement of $4,700 of accounts payable.

During fiscal year ended June 30, 1997, 13,000 shares were issued for extension of due date of debentures.


           See notes to consolidated financial statements.

F-8

               Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996


1. Summary of significant accounting policies and business activity:

     Business activity and basis of presentation:

     The consolidated financial statements of Wanderlust Interactive, Inc. and subsidiary ("Company") include the accounts of Wanderlust Interactive, Inc. ("Wanderlust"), its wholly-owned subsidiary, Western Technologies, Inc. ("Western"), and certain defined assets and certain defined liabilities of Smith Engineering ("SE"), which was a sole proprietorship prior to the Company's acquisition of Western. Intercompany transactions and balances have been eliminated.

     Wanderlust is engaged in the creation, development, publishing, marketing and selling of interactive multimedia software entertainment titles on CD-ROM for personal computers. Wanderlust is located in Los Angeles, California.

     Western and SE are engaged in the invention and development (including engineering and software development) of electronic designs, technology, and software, principally for toys and electronic games. Western licenses or sells inventions, designs, and software to independent manufacturers and publishers. Such manufacturers and publishers generally pay advance royalties or development fees and may pay additional royalties based on products sold. Western also provides product development services to manufacturers. Western and SE are located in Los Angeles, California.

     The Company's customers are concentrated in the toy and electronic entertainment industries. These industries are characterized by rapid changes in technology and customer preferences.

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

               Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996


1. Summary of significant accounting policies and business activity (continued):

     Cash and cash equivalents:

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Concentration of credit risk:

     Financial instruments which subject the Company to concentrations of credit risk consist of temporary cash instruments and accounts receivable. The Company places its temporary cash investments with high quality financial institutions. At times, the Company's cash balances with these institutions exceed the current insured amount under the Federal Deposit Insurance Corporation. Accounts receivables are primarily from development contracts. The Company reviews its accounts receivable monthly and provides allowances for potential uncollectible accounts.

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

     Patents and licenses:

     Patents and licenses are amortized on a straight-line basis over their estimated useful lives of four years.

     Goodwill:

     Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 40 years. The Company assesses the recoverability of its goodwill, and whenever continued adverse events or changes in circumstances indicate impairment, a write-off will be recorded. Based on the short interval since the Company's business combination with Western, the Company believes no material impairment of goodwill exists at June 30, 1997.

               Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996

1. Summary of significant accounting policies and business activity (continued):

     Capitalized software:

     Capitalized software consists of salaries and other costs incurred to develop software from the time technical feasibility is established through the date the product is ready for sale. Amortization begins when the software is available for general release and is calculated on a product-by-product basis using the faster of the straight-line method over the estimated useful life or based on expected units of sale. Amortization expense was nil for the years ended June 30, 1997 and 1996.

     Development contract revenue and cost recognition:

     Revenues from fixed-price and modified fixed-price development contracts are recognized on the percentage-of-completion method measured by the percentage that costs incurred to date bear to total estimated costs.

     A contract is considered complete when all costs, except insignificant items, have been incurred.

     Contract costs include all direct labor, subcontractor and other costs and those indirect costs related to contract performance, such as indirect salaries, employee benefits, insurance, and payroll taxes.

     Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, customer acceptance of work done, technological developments and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

               Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996


1. Summary of significant accounting policies and business activity (continued):

     Royalty revenue:

     Royalties earned by the Company are generally reported by the licensees on a calendar quarter basis. The Company recognizes royalty revenue when received.

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

2.   Going concern:

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a working capital deficiency and has defaulted on payment of $83,750 of convertible debentures. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as going concern is dependent on achieving profitable operations and satisfying convertible debenture holders. Management's plans to achieve profitability include developing new products, obtaining new customers, and continuation of a cost cutting program started during fiscal year 1997. Management also plans to obtain additional investment capital and to continue negotiations with holders of convertible debentures to defer payment dates and/or convert debentures to common shares.

               Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996


3.   Acquisition:

     On February 4, 1997, Wanderlust closed on an acquisition agreement among Wanderlust, Western, SE and Mr. Jay Smith, III ("Mr. Smith"). The agreement provided for the sale of 100% of the outstanding shares of stock of Western and certain assets and certain liabilities of SE in exchange for 800,000 shares of the Company's common stock. An additional 600,000 shares of the Company's common stock may be issued if certain events, relating to the Company's obtaining additional equity capital, transpire. See Note 21 regarding subsequent event. As part of the acquisition, a license agreement was entered into between Western and Mr. Smith in which Mr. Smith granted to Western the exclusive right to use and market patents and license agreements owned by Mr. Smith. The license agreement provides that 75% of the revenues from such patents and licenses will be retained by Western and 25% will be retained by Mr. Smith until Mr. Smith receives an aggregate revenue from such patents and licenses of $2,000,000, at which time no further revenue will inure to Mr. Smith.

     The business combination has been accounted for using the purchase method. The results of operations of Western for the period from February 4, 1997 through June 30, 1997 are included in the Company's statements of operations and cash flows for the year ended June 30, 1997.

     The cost of the acquired enterprise was $5,082,000.  800,000 shares of common stock with an assigned value of $5 each were issued.

     Acquired goodwill will be amortized over forty years using the straight-line method.

               Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996

4.   Accounts receivable:
                                                  June 30, 1997
                                                  -------------
     Completed contracts                           $    20,000
     Contracts in progress                             110,000
     Other                                             130,481
                                                    -----------
                                                       260,481
     Less allowance for doubtful accounts               23,500
                                                    -----------
                                                   $   236,981
                                                    ===========

5.   Billings in excess of costs and estimated earnings on
     uncompleted contracts:
                                                  June 30, 1997
                                                  -------------
     Costs incurred                                $   293,149
     Estimated earnings                                 12,166
                                                    -----------
                                                       305,315
     Less billings to date                            (415,000)
                                                    -----------
                                                   $  (109,685)
                                                     ==========
Included in the accompanying consolidated balance sheet under the following:

     Costs and estimated earnings in
      excess of billings on uncompleted
       contracts                                   $    20,600
     Billings in excess of costs and
       estimated earnings on uncompleted
        contracts                                     (130,285)
                                                    -----------
                                                   $  (109,685)
                                                    ===========
6.   Fixed assets, net:
                                                  June 30, 1997
                                                  -------------
     Computers                                     $ 1,618,018
     Furniture                                         146,657
     Leasehold improvements                            327,180
                                                     ----------
                                                     2,091,855
     Less accumulated depreciation
       and amortization                              1,246,056
                                                     ----------
                                                   $   845,799
                                                     ==========

               Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996


7.   Notes and loans payable

      Note payable, bank, $150,000, due on demand,
      being paid in 36 monthly installments
      of $4,167 plus interest.  The interest
      rate is the prime rate plus 2%.
      prime rate was 8.50% at June 30, 1997.              $24,990

      Note payable, bank, $100,000, due on demand,
      being paid in 36 monthly installments
      of $2,780 plus interest.  The interest
      rate is prime plus 2%.                               38,838

      Note payable, bank, $150,000, due on demand,
      being paid in 36 monthly installments
      of $4,864, which includes principal and
      interest.  Interest rate is prime plus 2%.          106,099

      Note payable, bank, $32,375, due on demand,
      being paid in 30 monthly installments
      of $1,224, which includes principal and
      interest.  Interest rate is prime plus 1.5%          29,224

      Revolving loan, bank, up to $250,000, due on
      demand.  Payment of interest only is due
      monthly.  Interest rate is prime plus 1.5%.         256,951

      Loan payable to an individual, $50,000.
      Interest accrues at 10% and is payable
      annually.  The principal is due in
      February, 2002.                                      52,066
                                                          -------
                                                         $488,169
                                                          =======

Substantially all of the above loans are secured by a blanket lien on all assets of Western, and are personally guaranteed by Mr. and Mrs. Smith.

8.   Convertible debentures:

     In May, 1995, the Company issued units consisting of convertible debentures and common stock. An aggregate of $507,500 of debentures payable and 465,374 shares of common stock were issued to various investors in exchange for $1,015,000. The debentures bear interest at the rate of 8%

               Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996

8.   Convertible debentures (continued):

     (payable annually), and were due in May, 1997. The Company offered the debenture holders two options in lieu of payment: 1) Conversion into shares of common stock at the rate of $0.60 per share or, 2) extend the due date for one year in exchange for 200 shares of common stock for each $1,000 so extended. As of June 30, 1997, 404,159 shares of common stock were issued in exchange for $242,500 of the convertible debentures, and 13,000 shares were issued to extend the due date of $65,000 of convertible debentures. See Note 21(e) for subsequent events regarding debentures.

9.   Due to officer/shareholder:

     This loan is payable to Mr. Smith in the face amount of $80,000 plus accumulated interest of $3,300. Interest accrues at 10% and is payable annually. The principal is due in February, 2002.

10.  Incentive stock options:

     In 1994, the Company adopted an Incentive Stock Option Plan ("Plan"). In September, 1995, the Company amended the Plan. The Plan provides for the granting of options to purchase up to 360,000 shares of common stock at an exercise price equal to the fair market value of the common stock (110% of fair market value for a holder in excess of 10%) on the date of the grant. No options have been exercised to date.

     Plan activity during the year ended June 30, 1996 follows:

                                                          Average
                                            Shares         Price
                                            ------        -------
      Outstanding at beginning of year      65,023         $1.08
      Granted                              380,028          3.56
      Exercised                               -              -
      Forfeited                             85,051          1.16
                                           -------          ----
      Outstanding at end of year           360,000          3.03
      Options exercisable                  =======          ====
       at June 30, 1996                      8,000         $1.08
      Weighted average remaining           =======          ====
       contractual life, years                 4.5
                                           =======

               Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996


10.  Incentive stock options (continued):

      Plan activity during the year ended June 30, 1997 follows:

                                                          Average
                                            Shares         Price
                                            ------        -------
      Outstanding at beginning of year      360,000        $3.03
      Granted                               164,509         2.22
      Exercised                                -             -
      Forfeited                             204,988         2.88
                                            -------         ----
      Outstanding at end of period          319,521        $2.06
      Options exercisable at                =======         ====
       June 30, 1997                         67,605        $1.99
      Weighted average remaining            =======         ====
       contractual life, years                  3.9
                                            =======

      Options outstanding at June 30, 1997:

                                            Shares         Price
                                            ------        -------
                                            185,508        $0.625
                                             60,000         5.00
                                             36,000         5.50
                                             33,011         1.20
                                              5,002         1.08
                                            -------
                                            319,521
                                            =======

     In July, 1996, the Company adopted the 1996 Incentive Stock Option Plan ("96 Plan"). The 96 Plan provides for the granting of options to purchase up to 360,000 shares of common stock at an exercise price equal to the fair market value of the common stock (110% of fair market value for a holder of in excess of 10%) on the date of the grant. No options have been exercised to date.

                Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996


10.  Incentive stock options (continued):

      Plan activity during the year ended June 30, 1997 follows:

                                                          Average
                                            Shares         Price
                                            ------        -------
      Outstanding at beginning of year         -             -
      Granted                               209,000        $2.72
      Exercised                                -             -
      Forfeited                              90,750         4.48
                                            -------         ----
      Outstanding at end of period          118,250        $1.36
      Options exercisable at                =======         ====
       June 30, 1997                         15,312        $0.625
      Weighted average remaining            =======         ====
       contractual life, years                  4.4
                                            =======

      Options outstanding at June 30, 1997:

                                            Shares         Price
                                            ------        -------
                                             98,250        $0.625
                                             20,000         5.00
                                            -------
                                            118,250
                                            =======

     During the fiscal year ended June 30, 1997, the Company granted non-plan options as follows: 40,000 at exercise price of $5.00 plus 55,000 at exercise price of $.625. No options have been exercised to date.

11.  Accounting for stock based compensation:

     For the year ending June 30, 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized in the consolidated financial statements for the stock option plans.

                Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996

11.  Accounting for stock based compensation (continued):

Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been as indicated below:

Net loss - as reported                             $4,486,396
Net loss - pro forma                               $4,755,851
Loss per share - as reported                            $1.07
Loss per share - pro forma                              $1.13

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 120%; risk-free interest rate of 6.0%; and expected lives of 4.5 years.

12.  Commitments and contingencies:

Commitments:

On June 30, 1997, the Company entered into a settlement agreement with a former officer. The agreement provides for the cancellation of an employment agreement and cancellation of options to purchase 200,000 shares of common stock. The former officer was issued 50,000 shares of common stock which were valued at $30,000 and recorded as a charge in the consolidated statement of operations. The Company also entered into a one year consulting agreement with the former officer, providing for compensation of $60,000.

In February, 1997, the Company entered into a three year employment agreement with an officer providing for base salary of $150,000 per year.

In May, 1995, the Company entered into a four year nonexclusive license agreement with Metro-Goldwyn-Mayer Inc., ("MGM") which provides for use of the "Pink Panther" character. The agreement was amended in May of 1996, and the Company paid $300,000 as a nonrefundable advance royalty, to be applied to future royalties. The agreement provides for payment of the greater of a percentage royalty on wholesale prices or an absolute minimum per unit sold. The agreement also provides for the shipment of minimum copies by certain due dates. Failure to ship such minimum copies may cause termination of the agreement. The agreement grants MGM a right to first negotiation and last refusal in regards to distribution of the licensed products. MGM also has the right to approve, at its sole discretion, the Company's software titles that contain the "Pink Panther" character.

                Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996

12.  Commitments and contingencies (continued):

Commitments (continued):

The Company wrote off $100,000 of the advance royalty as a result of weaker than expected sales of the licensed product.

In September, 1996, the Company entered into a five year lease for office space in New York, New York. Annual rentals of $100,000 are due in the first year, and increase to $135,000 by the fifth year.

The Company is obligated under a lease agreement for office space in Los Angeles, California. Minimum monthly payments of $13,801 are due through January 31, 1999. The lease provides for two one-year renewal options.

Rent expense for the fiscal years ended June 30, 1997 and 1996 was $151,813 and $57,173, respectively.

Future minimum rental commitments under both leases are: 1998, $289,612; 1999, $225,567; 2000, $134,112, 2001, $104,382.

The Company leases computer equipment under several operating leases that are substantially similar. These leases have expiration dates from fiscal year ending 1998 to 2001.

Future minimum lease payments are:  1998, $63,930; 1999, $52,711;
2000, $11,012; 2001, $6,691.

See Note 21 regarding commitment arising from subsequent event.

Contingencies:

In July, 1994, the Company effected a private placement of common stock. The Company did not accept a subscription from one person who sought to acquire 90,035 shares of Common Stock from the Company. This individual advanced the Company $27,000, which amount the Company has attempted to return. This individual refused to accept these funds until August, 1997 when he accepted the return of $13,500 of these funds. The remaining $13,500 is currently being held in an attorney's trust account. There is a dispute as to whether the individual performed certain services for the Company that would enable him to subscribe for the 90,035 shares of Common Stock, and that individual filed a lawsuit in U.S. District Court. There is no assurance that there may not be a valid claim against the Company due to the Company's failure to accept the subscription and failure to issue 90,035 shares of Common Stock. The Company believes it has meritorious defenses and intends to vigorously defend itself.

                Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996

12.  Commitments and contingencies (continued):

Contingencies (continued):

In connection with the acquisition discussed in Note 3, the Company acquired Western, certain assets and liabilities of SE, and certain rights from Mr. Smith. Prior to the acquisition, SE entered into a contract with GT Interactive Software Corp. ("GT") to produce a software title named "Vampire". A dispute has arisen between GT and SE whereby SE, having spent over $700,000 of its own funds on changing requirements to meet GT demands, seeks reimbursement of those funds and GT, having failed to receive a complete project, is seeking the return of $645,000, funds which GT advanced to SE. The acquisition agreement specifically provides that the Company has no obligation with respect to GT. Recently, the Company (as the alleged successor of SE) received a letter from GT requesting payment for the Vampire project. The Company responded to GT stating it is not responsible for any payment because the acquisition agreement does not provide for the Company to acquire any of the rights to the Vampire project, nor is the Company the successor to SE. No lawsuit has been brought by GT against the Company to date. The Company believes it has meritorious defenses against this claim and, if a lawsuit is commenced, intends to vigorously defend itself.

Prior to the acquisition, SE entered into several contracts with a sub-contractor, Rogue Studios, Inc. ("Rogue"), involving creation of software known as "Into the Void" ("Software").
Rogue failed to deliver the source code for the Software to SE. As a result, SE was unable to provide Funsoft GMbh ("Funsoft") the source code for the Software, thereby causing Funsoft to cancel its license with Playmates Interactive Entertainment Inc. ("Playmates"). In July, 1997, SE received a letter from Playmates claiming damages of not less than $120,000 due to SE's alleged breach of contract with Funsoft. The Company does not believe it assumed any liabilities relating to Rogue or Playmates from SE. In any event, SE intends to respond to Playmates that it is not responsible for any damages since Rogue caused the breach of contract. No lawsuit has been brought by Playmates against the Company or SE to date. The Company believes it has meritorious defenses against this claim and, if a lawsuit is commenced, intends to vigorously defend itself.

See Note 21 for subsequent event re: contingency.

                Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996


13.  Initial public offering:

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

14.  Bridge financing:

On December 29, 1995 the Company completed a private offering of 343,746 shares of common stock and 515,624 redeemable warrants for an aggregate consideration of $378,750. The redeemable warrants provide for automatic conversion into an equal number of warrants bearing the same rights as those discussed in Note 13, "Initial public offering".

15.  Related party transactions:

During the year ended June 30, 1996, the Company incurred
$250,007 of legal fees and disbursements to a law firm. For the year ended June 30, 1997, legal fees and disbursements of $175,888 were incurred to the same law firm. A partner in that firm was an officer/shareholder/director, and is currently a shareholder.

                Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996


16.  Income taxes:

For income tax purposes, as of June 30, 1997 the Company has deferred start-up costs and a net operation loss carryforward approximating the financial accounting net loss since inception. The start-up costs will be amortized over five years commencing during the third quarter of fiscal 1997. The net operating loss carryforward will expire in 2012. These items result in a deferred tax asset of approximately $2,275,000. However, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax asset.

17.  Emergency from development stage:

During the third quarter of fiscal year end June 30, 1997, the Company no longer considered itself to be in the development stage. Prior thereto, the Company was considered to be in the development stage as either planned principal operations had not commenced, or such operations had commenced, but no significant revenue was derived therefrom.

18.  Concentration of credit risk and major customers:

The Company deals with a relatively small number of customers which account for the majority for revenues and receivables.

                        % of Revenues            % of Receivables
                        Year ended June 30,       As of June 30,
                        -------------------      ----------------
                        1997         1996               1997
                        ----         ----               ----
Customer "A"             35%           -                  -
Customer "B"             11%           -                  -
Customer "C"             10%          80%                18%
Customer "D"              3%           -                 23%
Customer "E"              2%           -                 20%

19.  Business segment information and foreign revenue:

The Company's operations have been classified into two business segments: publishing and development contracts. Prior to the Company's acquisition of Western, it operated as a publisher.

                Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996

19.  Business segment information and foreign revenue
(continued):

Information by segment for the fiscal year ended June 30, 1997 follows. Information regarding development contracts is for the five months ended June 30, 1997:

                                      Development
                        Publishing    contracts           Total
                        ----------    -----------      ----------

Revenues                $  747,000    $  757,000      $1,504,000

Operation loss           3,557,000       929,000       4,486,000

Total assets             1,063,000     5,360,000       6,423,000

Depreciation and
  amortization             235,000       457,000         692,000

Capital expenditures       524,000        12,000         536,000

Foreign royalties for the fiscal year ended June 30, 1997 and 1996 were $458,000 and $50,000, respectively.

20.  New authoritative accounting pronouncements:

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the consolidated statement of operations and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. Adoption of SFAS 128 is required for the year ended June 30, 1998. The Company's current EPS calculation conforms to basic EPS. The Company has not made a determination of the impact on EPS of the adoption of SFAS 128.

21.  Subsequent events:

(a) On July 31, 1997, the Company and Mr. Smith entered into an agreement whereby the 600,000 shares of common stock contingently issuable (See Note 3) to him were canceled and the Company committed to lend to Mr. Smith up to $100,000 solely to allow Mr. Smith to purchase up to $100,000 of shares of common stock which may be offered in a private offering. If such offering takes place and such loan is made, the loan will bear interest at 6% and be payable within three years.

                Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996


21.  Subsequent events (continued):

(b) The Company had entered into an agreement with BMG Music, d/b/a BMG Entertainment ("BMG") to distribute certain of its software titles in the United States ("BMG Agreement"). BMG and the Company reached a settlement of this agreement on June 11, 1997 ("BMG Settlement") which provided in pertinent part, that:
(a) BMG agreed to pay the Company $175,000 and (b) for the BMG Releasees (as such term is defined in the BMG Settlement) to release the Company from any obligations to BMG. In connection with the BMG Agreement, the Company acquired services from Sonopress in the amount of $62,500. The Company believes Sonopress is affiliated with BMG and the Company obtained a release against this obligation pursuant to the BMG Settlement. On September 17, 1997, the Company received a letter from Sonopress' counsel requesting payment of $62,500. The Company believes, pursuant to the terms of the BMG Settlement, that it is released from this obligation. To date, no lawsuit has been brought by Sonopress against the Company. There is no assurance that Sonopress may not have a valid claim against the Company. The Company believes it has meritorious defenses, and if a lawsuit is commenced, intends to vigorously defend itself.

(c) On October 3, 1997, the Company entered into an agreement with a business consulting firm. The agreement provides for the business consulting firm to assist the Company in its efforts to seek additional business and/or business relationships and to advise the Company in its efforts to seek additional equity financing. The Company is required to (1) pay $20,000 (payable as operating funds become available but no later than the distribution of escrowed funds from any financing); (2) issue 250,000 shares of Common Stock and 500,000 Warrants to purchase additional shares at $.25 per share; (3) pay a monthly fee of $6,000. In the event of a merger or obtaining of financing the Company is required to pay a cash fee of 2% to 4% of the gross proceeds of the transaction, depending upon the amount of the transaction. In the event the Company does not complete a bridge loan financing within 60 days of completion of an offering memorandum, then the Company shall have the right to cancel the 500,000 Warrants. After 90 days from signing, the Company may terminate the agreement upon 30 days written notice.

(d) On October 6, 1997, the Company entered into an agreement with an investment banking firm. The agreement provides for the investment banking firm to identify, evaluate and prioritize prospective merger parties, purchasers or investors and to determine a fair value to negotiate a transaction. The Company is required to pay a retainer fee of 35,000 shares of Common Stock for the first quarter and 30,000 shares for each subsequent

                Wanderlust Interactive, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                For the years ended June 30, 1997 and 1996


21.  Subsequent events (continued):

quarter. The Company may cancel the agreement upon thirty days written notice. The agreement also provides for a contingent fee upon a successful transaction, ranging from 2% to 6% of the valuation of the transaction, depending upon the type of transaction, to be paid in the same form as that received by the Company in the transaction.

(e) Subsequent to June 30, 1997, certain holders of convertible debentures exercised the following options in lieu of payment:

$93,750 of debentures were converted into 156,250 shares of Common Stock; the due date of $22,500 of debentures was extended in exchange for 4,500 shares of Common Stock. $83,750 of convertible debentures are due and payable as of October 7, 1997.

22.  Pro forma information (unaudited):

Supplemental pro forma information for the years ended June 30, 1997 and 1996, as if the acquisition had occurred at the beginning of each fiscal year:

                                   Year ended June 30,
                                   ------------------
                                   1997          1996
                                ----------     ----------

Proforma revenue                $3,092,000     $4,600,000

Proforma net (loss)            ($5,780,000)   ($4,182,000)

Proforma (loss) per share           ($1.24)        ($1.15)

                               EXHIBIT INDEX


10.11     Settlement Agreement and General Releases between the
          Company and BMG Music d/b/a BMG Entertainment, dated
          June 11, 1997.

10.12     Settlement Agreement between the Company and Ms.
          Catherine Winchester, dated as of June 30, 1997.

10.13     Consulting Agreement between the Company and Ms.
          Catherine Winchester, dated as of July 1, 1997.

10.14     Settlement Letter between the Company and Mr. Jay Smith
          III dated July 31, 1997.

10.15     Software Development and License Agreement dated May
          30, 1997, between the Company and Telia Info Media Tele
          Vision AB.

10.16     Software Programming Services Agreement dated April 11,
          1997, between the Company and THQ, Inc.

10.17     Consulting Agreement dated June 1997, between the
          Company and Electronic Arts, Inc.


C:\WPDOCS\CDKIDZ\10K.97