Form 10QSB
period 1997-09-30
WANDERLUST INTERACTIVE INC
filed 1997-11-14
CIK 942650

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                             (310) 821-7880
           (Registrant's telephone number, including area code)

                462 Broadway, New York, New York 10013
     (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1997.

5,472,891 shares of common stock, par value $.01 per share.



                               Page 1 of 12

                        There is no Exhibit Index.

                       WANDERLUST INTERACTIVE, INC.


                                   INDEX



Part I.  Financial Information                                Page No.

          Item 1.   Financial Statements

                    Consolidated Balance Sheet -                     3
                    September 30, 1997

                    Consolidated Statements of Operations-           5
                    Three Months Ended September
                    30, 1997 and September 30,
                    1996

                    Consolidated Statement of Cash Flows -           6
                    Three Months Ended September 30, 1997,
                    and September 30, 1996

                    Notes to Financial Statements                    8

          Item 2.   Management's Discussion and Analysis             9
                    of Financial Condition and
                    Results of Operations

Part II.       Other Information

          Item 6.   Exhibits and Reports on Form 8-K                10

Signature                                                           11

              Wanderlust Interactive, Inc., and Subsidiary
                        Consolidated Balance Sheet
                                  ASSETS


                                                  September 30,
                                                       1997
Current assets:
 Cash and cash equivalents                         $   21,903
 Accounts receivable, net of allowance
  for doubtful accounts of $23,500                    263,887
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                      0
 Prepaid expenses                                      40,109
                                                      -------
    Total current assets                              325,899
                                                      -------

Fixed assets, net of accumulated
  depreciation $1,318,783                             748,924
                                                      -------
Other assets:
 Patents and licenses, net of
  accumulated amortization of $566,893              2,834,466
 Goodwill, net of accumulated
  amortization of $28,011                           1,652,661
 License rights, advance royalty
  net of accumulated amortization
  of $125,000                                         175,000
 Capitalized software, net of accumulated
  amortization of $34,000                              65,938
 Security deposits and other                           45,086
                                                    ---------
                                                    4,773,151
                                                    ---------
                                                   $5,847,974
                                                    =========









                    See notes to financial statements.

               Wanderlust Interactive, Inc., and Subsidiary
                        Consolidated Balance Sheet


                   LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Accounts payable
  and accrued liabilities                          $   831,515
Billings in excess of costs and
  estimated earnings on
  contracts in progress                                341,061
Notes and loans payable                                448,057
Convertible debentures                                 183,750
                                                     ---------
   Total current liabilities                         1,804,383
                                                     ---------
Due to officer/shareholder                              85,537
                                                     ---------

Commitments and contingency

Shareholders' equity:
 Preferred stock, $.01 par value;
  authorized, 100,000 shares;
  issued and outstanding, none                               0
 Common stock, $.01 par value;
  authorized, 10,000,000 shares;
  issued and outstanding, 5,177,895 shares              51,779
 Additional paid-in capital                         11,585,206
 Accumulated deficit                                (7,678,931)
                                                     ---------
                                                     3,958,054
                                                     ---------
                                                   $ 5,847,974
                                                     =========









                    See notes to financial statements.

               Wanderlust Interactive, Inc., and Subsidiary

                   Consolidated Statements of Operations



                             Three Months                Three Months
                              ended                         ended
                         September 30, 1997          September 30, 1996
                         ------------------          ------------------
Revenues:

Product sales                  $    2,367                 $          0
Development contracts             249,943                            0
Royalties                         237,490                      118,300
                                ---------                    ---------
                                  489,800                      118,300
                                ---------                    ---------

Expenses:

Cost of product sales              34,000                            0
Cost of development contracts     276,457                            0
Research and development          211,951                      739,394
Selling, general and
  administrative                  784,179                      392,639
Interest expense (income) net      18,924                      (34,812)
                                ---------                    ---------
                                1,325,511                    1,097,221
                                ---------                    ---------
Net loss                       $ (835,711)                  $ (978,921)
                                =========                    =========
Net loss per common
  stock share                  $    (0.16)                  $    (0.26)
                                =========                    =========
Weighted average
 shares outstanding             5,132,339                    3,763,719
                                =========                    =========





                    See notes to financial statements.


                                    -5-


               Wanderlust Interactive, Inc., and Subsidiary
                   Consolidated Statements of Cash Flows


                                  Three Months       Three Months
                                    ended               ended
                             September 30, 1997    September 30, 1996
                             ------------------    ------------------

Cash flows from operating
 activities:

Net loss                          $ (835,711)             $ (978,921)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Write-off of license rights         25,000                       0
  Amortization of capitalized
   software                           34,000                       0
  Amortization, other                223,089                       0
  Depreciation                        99,821                  33,887
Change in:
  Accounts receivable                (26,906)                      0
  Costs and estimated earnings
   in excess of billings on
   contracts in progress              20,600                       0
  Billings in excess of costs
   and estimated earnings on
   contracts in progress             210,776                       0
  Accounts payable and accrued
   expenses                           87,288                  31,234
  Other assets                        11,615                 (15,673)
  Prepaid expenses                   (15,609)                      0
                                   ---------               ---------
Net cash used in operating
 activities:                        (166,037)               (929,473)
                                   ---------               ---------
Cash flows from investing
 activities:
  Purchase of fixed assets            (2,946)                (64,672)
                                   ---------               ---------
Net cash used in investing
 activities:                          (2,946)                (64,672)
                                   ---------               ---------
Cash flows from financing
 activities:
  Payments on notes payable          (40,112)                      0
  Payments on due to officer,
   net of interest accrued             2,237                       0
                                   ---------               ---------





                                    -6-


               Wanderlust Interactive, Inc., and Subsidiary
                   Consolidated Statements of Cash Flows


                                  Three Months       Three Months
                                    ended               ended
                             September 30, 1997    September 30, 1996
                             ------------------    ------------------

Net cash used in financing
 activities:                         (37,875)                      0
                                   ---------               ---------
Increase (decrease) in cash
 and cash equivalents               (206,858)               (994,145)

Cash and cash equivalents,
 beginning                           228,761               4,893,658
                                   ---------               ---------
Cash and cash equivalents,
 ending                           $   21,903              $3,899,513
                                   =========               =========


     During the three months ended September 30, 1997, 135,417 shares of common stock were issued in exchange for $81,250 of convertible debentures.

     During the three months ended September 30, 1997, 1,250 shares of common stock were issued for extension of due date of convertible debentures.




                    See notes to financial statements.

               Wanderlust Interactive, Inc., and Subsidiary
                       Notes to Financial Statements



1. The financial statements as of September 30, 1997 and for the three month periods ending September 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


    Results of Operations

    The Company had revenues of $489,800 and $118,300 for the three months ended September 30, 1997 and 1996, respectively, an increase of $371,500 or 314% in the current period. These increases were derived largely from the Company's acquisition of Western Technologies. The Company incurred a net loss of $835,711, or $.16 per share, including non-cash depreciation and amortization expenses of $381,910, and $978,921, or $.26 per share, including non-cash depreciation and amortization expenses of $33,887, for the three month periods ended September 30, 1997 and 1996, respectively.

    For the three month periods ended September 30, 1997 and 1996, research and development ("R&D") expenses totalled $211,951 and $739,394, respectively. This reflects a significant reduction in unfunded R&D activities. Selling, general and administrative expenses were $784,179 and $392,639 for the three month periods ended September 30, 1997 and 1996, respectively.

    Financial Condition

    The Company had a working capital deficit at September 30, 1997 of $1,478,484 as compared to a working capital deficit of $1,116,839 at June 30, 1997. The Company's current ratio was .18 to 1 at September 30, 1997 as compared to .31 to 1 at June 30, 1997. At September 30, 1997, the Company's stockholders' equity was $3,958,054 as compared to $4,711,765 at June 30, 1997. The weighted average shares outstanding for the three months ended September 30, 1997 and 1996, were 5,132,339 and 3,763,719, respectively.

    The Company used substantially less cash for operating activities in the amount of $166,037 during the three months ended September 30, 1997, as compared to using $929,473 in the year earlier period. This reflects the Company's change in activities due to its acquisition of Western Technologies and reduction of costs at its New York offices. The Company purchased $2,946 of fixed assets during the three months ended September 30, 1997, as compared to $64,672 a year ago. The Company used funds for financing activities in the amount of $37,875 and $0 during the three months ended September 30, 1997 and 1996, respectively. This reflects reduction of notes payable during the current quarter. The Company's cash and cash equivalents decreased from $228,761 at June 30, 1997 to $21,903 at September 30, 1997.

    In May, 1995, the Company issued units consisting of convertible debentures and common stock. An aggregate of $507,500 of debentures payable and 465,374 shares of Common Stock were issued to various investors in exchange for $1,015,000. The debentures accrued interest at the rate of 8% (payable annually), and were due in May, 1997. The Company offered the debenture holders two options in lieu of payment: (1) Conversion into shares of Common Stock at the rate of $.60 per share or, (2) extend the due date for one year in exchange for 200 shares of Common Stock for each $1,000 so extended. As of September 30, 1997, 539,576 shares of Common Stock were issued in exchange for $323,750 of the convertible debentures, and 14,250 shares were issued to extend the due date of $71,250 of convertible debentures. As of November 4, 1997, holders of $112,500 of debentures had not exercised either option, one of whom has threatened litigation against the Company. Such debentures are due, payable and in default.

    Currently, the Company is conducting a private placement offering of up to $500,000. As of November 12, 1997, the Company successfully raised $350,000. It is anticipated that this financing will be completed before the end of the year. In that regard, the Company has entered into an agreement for consulting services with Mackenzie Shea, Inc. ("MSI"), pursuant to which MSI will provide financial and business consulting services to the Company for a term of 24 months and will be paid $6,000 per month. The agreement may be cancelled on 30 days notice. MSI has been issued 250,000 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock for $.25 per share. If MSI fails to provide the services provided for in the MSI engagement agreement, the Company may redeem certain of its warrants issued to MSI for nominal consideration. MSI may appoint one director to the Company. In addition, the Company has entered into an agreement for business consulting services with Morgan, Evan & Company, Inc. ("Morgen"), pursuant to which Morgen will support a private placement offering and provide financial and business consulting services to the Company and will earn a quarterly retainer fee of 35,000 shares of Common Stock for the first quarter and 30,000 shares of Common Stock for each subsequent quarter. In addition, Morgen shall earn a fee of 6% of funds raised for the Company upon the structuring of the private placement terms. Such fee will be payable at closing of the private placement. Lastly, the Company may cancel this agreement at any time by giving Morgen thirty days prior written notice. There is no assurance, however, that such additional capital will be raised.

    Due to significant losses and lower sales than forecast from the Company's first Pink Panther CD-Rom title, the Company has experienced significant cash flow shortages resulting in the Company substantially reducing its staff, especially in its New York office where it went from 50 to three. In addition, the Company is attempting to further reduce its expenditures. Evenso, unless the Company raises additional capital or its revenues from operations dramatically increase, the Company will encounter increased liquidity pressures that could result in a further material disruption of its operations. There is no assurance, however, that such additional capital will be available, or if available, whether it will be available on terms acceptable to the Company.

    Safe Harbor Statement

    Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lenders.

                        PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


    (b) During the quarter ended September 30, 1997, the registrant did not file any reports on Form 8-K.

                                SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WANDERLUST INTERACTIVE, INC.



Dated:  November 14, 1997          s/Jay Smith III
                                   Jay Smith III
                                   CEO (Chief Financial
                                   Officer) and Secretary

WP51\CDKIDZ\10Q-SEPT.97