Form 10QSB
period 1997-12-31
WANDERLUST INTERACTIVE INC
filed 1998-02-20
CIK 942650

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

                               Page 1 of 10
                        There is no Exhibit Index.


                       WANDERLUST INTERACTIVE, INC.


                                   INDEX



Part I.  Financial Information                                     Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheet                   3
               at December 31, 1997

               Consolidated Statements of                   4
               Operations - Three Months Ended
               December 31, 1997 and 1996
               and Six Months Ended
               December 31, 1997 and
               1996

               Consolidated Statements of                   5
               Cash Flows - Six Months
               Ended December 31, 1997,
               and 1996

               Notes to Consolidated                        6
               Financial Statements

     Item 2.   Management's Discussion                      7-8
               and Analysis of Financial
               Condition and Results of
               Operations

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K             9

Signature                                                   10

















                Wanderlust Interactive, Inc. and Subsidiary
                        Consolidated Balance Sheet

                                  ASSETS
                                              December 31,
                                                  1997
Current assets:
 Cash and cash equivalents                      $  214,581
 Accounts  receivable, net of reserve
 of $23,500                                         400,277
  Prepaid expenses                                    38,529
  Other current assets                               119,320
    Total current assets                           772,707

Fixed assets, net                                  685,205

Other assets:
 License rights, advance royalty                   150,000
 Security deposits, and other                       45,122
 Patents and licenses, net                       2,763,604
 Capitalized software                               49,238
 Goodwill, net                                   1,642,157
                                                 4,650,121

                                                $6,108,033


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities       $  797,213
 Billings in excess of costs and estimated
  earnings on contracts in progress                313,238
 Notes and loans payable                           585,413
 Convertible debentures                            102,500
    Total current liabilities                    1,798,364

Due to officer/shareholder                          53,203

Commitments and contingency

Shareholders' equity:
 Preferred stock, $.01 par value; authorized,
  100,000 shares; issued and outstanding, none            0
 Common stock, $.01 par value; authorized,
  10,000,000 shares; issued and outstanding,
 6,497,061 shares                                   64,971
 Additional paid-in capital                     11,985,690
 Accumulated deficit                           ( 7,794,195)
                                                 4,256,466

                                                $6,108,033

             See notes to  consolidated financial  statements.


                Wanderlust Interactive, Inc. and Subsidiary
                   Consolidated Statements of Operations



                         Three          Three       Six            Six
                         Months         Months      Months         Months
                         Ended          Ended       Ended          Ended
                         December 31,   December 31, December 31,  December 31,
                         1997            1996        1997         1996

Revenues:
 Product sales              $        0   $  38,000   $    2,367    $  38,000
 Development contracts         584,207           0      834,150            0
 Royalties                     268,345     138,087      505,835      256,387

                               852,552     176,087    1,342,352      294,387

Expenses:
 Cost of product sales               0      50,042       34,000       50,042
 Cost of development
 contracts                     299,974           0      576,431            0
 Research and development       24,641     785,326      236,592    1,524,720
 Selling, general
  and administrative           437,313     336,740      839,582      695,492
 Depreciation and
  amortization                 192,699     125,623      574,609      159,510
 Interest expense
  (income), net                 13,188  (    4,153)      32,112   (   38,965)

                               967,815   1,293,578    2,293,326    2,390,799

Net loss                     $ 115,263  $1,117,491   $  950,974   $2,096,412

Net loss per common share,
 basic and diluted          $      .02  $      .30   $      .17   $      .56

Weighted average
 shares outstanding          5,865,950   3,763,719    5,499,145    3,763,719



















             See notes to  consolidated financial  statements.


                Wanderlust Interactive, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows


                                           Six                Six
                                           Months             Months
                                           Ended              Ended
                                           December 31,       December 31,
                                           1997               1996
Cash flows from operating
 activities:
Net loss                                    ($ 950,975)       ($ 2,096,412)
Adjustments to reconcile net loss
 to net cash used in operating activities:
 Write off of license rights                    50,000                    0
 Write off of capitalized software               50,700                   0
 Amortization                                   304,455                   0
 Depreciation                                  169,454             159,510

Change in:
  Accounts receivable                       (  163,296)        (    56,351)
  Costs and estimated earnings in excess of
   billings on contracts in progress             20,600                   0
  Billings in excess of costs and estimated
   earnings on contracts in progress            182,953                   0
  Inventory                                          0         (    47,090)
  Accounts payable and accrued expenses         82,986                 784
  Prepaid expenses                          (  14,029)                   0
  Other assets                              (  108,491)              19,550
Net cash used in operating activities       (  375,643)        ( 2,020,009)

Cash flows from investing activities:
 Purchase of fixed assets                   (    8,860)        (   361,977)
  Noncurrent  receivable                               0         (   230,000)
Net cash used in investing activities       (    8,860)        (   591,977)

Cash flows from financing activities:
  Payments on notes payable                 (   94,756)                  0
  Proceeds from loan payable                   192,000                   0
  Payments on due to officer                (   30,097)                  0
  Issuance of common stock and warrants,
   Net of costs of issuance                    303,176                   0
Net cash provided by financing activities      370,323                   0

Increase (decrease) in cash
 and cash equivalents                     (    14,180)        (  2,611,986)

Cash and cash equivalents, beginning           228,761           4,893,658

Cash and cash equivalents, ending           $  214,581         $ 2,281,672


During the six months ended December 31, 1997 269,583 shares of common stock were issued in exchange for $162,500 of convertible debentures.

During the six months ended December 31, 1997 1,250 shares of common stock were issued for extension of due date of convertible debentures.

During the six months ended December 31, 1997 285,000 shares of common stock were issued for services relating to raising capital.

During the six months ended December 31, 1997 50,000 shares of common stock were issued to satisfy $30,000 of accounts payable.


See notes to  consolidated financial  statements.


Wanderlust Interactive, Inc.

               Notes to  Consolidated Financial  Statements

1. The financial statements as of December 31, 1997 and for the three and six month periods ending December 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management s discussion and analysis of financial condition and results of operations contained in the Company s Annual Report to Stockholders incorporated by reference in the Company s Annual Report on Form 10- KSB for the fiscal year ended June 30, 1997. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998.

2. During the six months ended December 31, 1997 the Company effected a private offering of 850,000 shares of common stock and 212,500 warrants for aggregate consideration, net of expenses of $303,176. The warrants are exercisable at $1.25 per share and expire one year from the date of issuance. In connection with services performed for the private offering, the Company issued 285,000 shares of common stock.


3. During the quarter ended December 31, 1997, the Company revised its assessment of the useful lives of its patents and licenses. The assessment indicated that a useful life of eight years (rather than four years as previously used) would be appropriate. As a result of this change in accounting estimate, net loss for the six months and three months ended December 31, 1997 was reduced by $141,724 and $141,724, respectively, and net loss per common share for the comparable periods was reduced by $.03 and $.02, respectively.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     Results of Operations

     For the three months ended December 31, 1997, the Company had revenues of $852,552, an increase of $676,469 or 384% over revenues of $176,083 in the corresponding three month period in 1996. This increase was derived largely from the Company's acquisition of Western Technologies, where the Company has added new customers in the funded development of video and computer games and the created new funded toy designs. In the three months ended December 31, 1997, the results improved significantly with a net loss of $115,263, or $.02 per share, compared with a loss of $1,293,578, or $.30 per share, in the previous period, a $1,002,230 reduction of losses in the current period. When non-cash depreciation and amortization expenses of $192,699 are excluded, the results in the three month period ended December 31, 1997 reflect a positive cash flow of $77,436 compared with a negative cash flow of $991,868 in the previous period excluding non-cash depreciation and amortization expenses of $125,623, a positive swing of $1,069,304 during the current period.

     For the six months ended December 31, 1997 and 1996, the Company had revenues of $1,342,352 and $294,387, respectively, an improvement of $1,047,965. The Company incurred a net loss of $950,974, or $.17 per share, for the six month period ended December 31, 1997 as compared to $2,096,412, or $.56 for the year earlier period, a $1,145,438 reduction of losses in the current period. When non-cash depreciation and amortization expenses of $574,609 are excluded, the results for the six month period ended December 31, 1997 reflect a negative cash flow of $376,365 compared with a negative cash flow of $1,936,902 in the previous period excluding non-cash depreciation and amortization expenses of $159,510, a positive swing of $1,560,537.

     For the six month periods ended December 31, 1997 and 1996, research and development expenses totaled $236,592 and $1,524,720, respectively, reflecting the end of development on the Pink Panther games. Selling, general and administrative expenses were $839,582 and $695,492 for the six month periods ended December 31, 1997 and 1996, respectively.


     Financial Condition

     The Company used substantially less cash for operating activities in the amount of $375,643 during the six months ended December 31, 1997, as compared to using $2,020,009 in the year earlier period, an improvement of $1,644,366. This reflects the Company's change in activities due to its acquisition of Western Technologies and reduction of costs at its New York and California offices. The Company purchased $8,860 of fixed assets during the six months ended December 31, 1997, as compared to $361,977 a year ago. Financing activities provided funds in the amount of $370,323 and $0 during the six months ended December 31, 1997 and 1996, respectively. This primarily reflects issuance of common stock and warrants during the current period.

     The Company reduced its working capital deficit at December
31, 1997 to $1,025,657 from $1,116,839 at June 30, 1997, an
improvement of $91,182 in the current period. The Company's current ratio was .43 to 1 at December 31, 1997 as compared to .31 to 1 at June 30, 1997.

     During the six months ended December 31, 1997, holders of $162,500 of convertible debentures converted their debentures into 269,583 shares of Common Stock of the Company (the "Common Stock"). At December 31, 1997, there remained $102,500 of these convertible debentures, of which $31,250 were due, unpaid and in default.

     During the six months ended December 31, 1997, the Company conducted a private equity offering pursuant to which it issued 850,000 shares of Common Stock and 212,500 warrants to purchase additional shares of Common Stock, for net proceeds of $303,176.

     Due to significant losses and lower sales than forecast from the Company's Pink Panther CD-Rom titles, the Company has experienced significant cash flow shortages resulting in the Company substantially reducing its staff, especially in its New York office where it went from 50 to three. In addition, the Company is attempting to further reduce its expenditures, and is subleasing unused facilities. Evenso, unless the Company raises additional capital or its revenues from operations increase, the Company will encounter increased liquidity pressures that could result in a further material disruption of its operations. There is no assurance, however, that such additional capital will be available, or if available, whether it will be available on terms acceptable to the Company.


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

                        PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on From 8-K

     (b) During the quarter ended December 31, 1997, the registrant did not file any reports on Form 8-K.

                                 SIGNATURE




     Pursuant to the requirements of the Securities Exchange At of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WANDERLUST INTERACTIVE, INC.



Dated:  February 19, 1998          s/Jay Smith, III
                                   Jay Smith, III
                                   President
                                  (Principal Financial Officer)


































WPDOCS\CDKIDZ\10Q.97