Form 10QSB
period 1998-03-31
WANDERLUST INTERACTIVE INC
filed 1998-05-20
CIK 942650

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                                EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________ .

Commission file number 0-27828
                       -------


                          WANDERLUST INTERACTIVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3779546
------------------------------                             -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)


                  5301 Beethoven Street, Los Angeles, CA 90066
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

          (310) 821-7880
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   ------     ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 2, 1998

6,864,589 shares of common stock, par value $.01 per share.

                          WANDERLUST INTERACTIVE, INC.


                                     INDEX



Part I.  Financial Information                                        Page No.
     Item 1.   Financial Statements

               Consolidated Balance Sheet                                3
               at March 31, 1998

               Consolidated Statements of                                4
               Operations - Three Months Ended
               March 31, 1998 and 1997
               and Nine Months Ended
               March 31, 1998 and 1997

               Consolidated Statements of                                5
               Cash Flows - Nine Months
               Ended March 31, 1998,
               and 1997

               Notes to Consolidated                                     6
               Financial Statements

     Item 2.   Management's Discussion                                   7-8
               and Analysis of Financial
               Condition and Results of
               Operations

Part II.  Other Information

     Item 2.   Changes in Securities and Use of Proceeds                 9-11

     Item 6.   Exhibits and Reports on Form 8-K                          12


                  Wanderlust Interactive, Inc. and Subsidiary
                           Consolidated Balance Sheet

ASSETS
                                                                     March 31,
                                                                        1998
                                                                   ------------
Current assets:
 Cash and cash equivalents                                         $    253,695
 Accounts receivable, net of reserve
  of $23,500                                                            249,448
 Costs and estimated earnings in
  excess of billings on contracts
  in progress                                                            14,340
 Prepaid expenses                                                        83,764
 Other assets                                                            67,536
                                                                   ------------
    Total current assets                                                668,783
                                                                   ------------

Fixed assets, net                                                       634,132
                                                                   ------------

Other assets:
 License rights, advance royalty                                        125,000
 Security deposits, and other                                            45,085
 Patents and licenses, net                                            2,692,742
 Capitalized software                                                    36,746
 Goodwill, net                                                        1,631,653
                                                                   ------------
                                                                      4,531,226
                                                                   ------------

                                                                   $  5,834,141
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                          $    767,497
 Billings in excess of costs and estimated
  earnings on contracts in progress                                     177,941
 Notes and loans payable                                                482,594
 Convertible debentures                                                 102,500
                                                                   ------------
    Total current liabilities                                         1,530,532
                                                                   ------------

Due to officer/shareholder                                               54,544
                                                                   ------------

Commitments and contingency

Shareholders' equity:
 Preferred stock, $.01 par value; authorized,
  100,000 shares; issued and outstanding, none                                0
 Common stock, $.01 par value; authorized,
  10,000,000 shares; issued and outstanding,
 6,864,589 shares                                                        68,647
 Additional paid-in capital                                          12,122,272
 Accumulated deficit                                                 (7,941,854)
                                                                   ------------
                                                                      4,249,065
                                                                   ------------

                                                                   $  5,834,141
                                                                   ============




                See notes to consolidated financial statements.

                  Wanderlust Interactive, Inc. and Subsidiary
                     Consolidated Statements of Operations

                                  Three           Three           Nine             Nine
                                  Months          Months          Months           Months
                                  Ended           Ended           Ended            Ended
                                 March 31,       March 31,       March 31,        March 31,
                                  1998            1997             1998             1997
                               -----------     -----------      -----------     -----------
Revenues:
 Product sales                 $         0     $    68,312      $     2,367     $   106,312
 Development contracts             469,153         199,800        1,303,303         199,800
 Royalties                         431,736         180,837          937,571         437,224
                               -----------     -----------      -----------     -----------

                                   900,889         448,949        2,243,241         743,336
                               -----------     -----------      -----------     -----------

Expenses:
 Cost of product sales                   0          50,042                0         100,084
 Cost of development
 contracts                         281,825         281,421          858,256         281,421
 Research and development                0         478,925          236,592       2,003,645
 Selling, general
  and administrative               586,784         793,145        1,460,366       1,500,641
 Depreciation and
  amortization                     168,023         282,437          742,631         429,943
 Interest expense
  (income), net                     11,910         (20,424)          44,022         (59,389)
                               -----------     -----------      -----------     -----------

                                 1,048,542       1,865,546        3,341,867       4,256,345
                               -----------     -----------      -----------     -----------

Net loss                       $   147,653     $ 1,416,597      $ 1,098,626     $ 3,513,009
                               ===========     ===========      ===========     ===========

Net loss per common share,
 basic and diluted             $       .02     $       .33      $       .19     $       .89
                               ===========     ===========      ===========     ===========

Weighted average
 shares outstanding              6,619,572       4,303,952        5,872,620       3,943,797
                               ===========     ===========      ===========     ===========



                See notes to consolidated financial statements.

                  Wanderlust Interactive, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

                                                   Nine months      Nine months
                                                      Ended            Ended
                                                    March 31,         March 31,
                                                      1998             1997
                                                   -----------      -----------
Cash flows from operating
 activities:
Net loss                                           $(1,098,634)     $(3,513,009)
Adjustments to reconcile net loss
 to net cash used in operating activities:
 Stock issued for services                              77,250           40,000
 Loss on disposal of assets                              4,725                0
 Write off of license rights                            75,000           12,004
 Write off of capitalized software                      63,192                0
 Amortization                                          385,821          188,537
 Depreciation                                          217,248          241,406

Change in:
  Accounts receivable                                  (12,467)         (67,218)
  Costs and estimated earnings in excess of
   billings on contracts in progress                     6,260          (24,320)
  Billings in excess of costs and estimated
   earnings on contracts in progress                    47,656         (100,504)
  Inventory                                                  0          (43,180)
  Accounts payable and accrued expenses                 53,270           76,431
  Prepaid expenses                                     (59,264)          32,979
  Other assets                                         (56,670)               0
                                                   -----------      -----------
Net cash used in operating activities                 (296,613)      (3,156,874)
                                                   -----------      -----------

Cash flows from investing activities:
 Purchase of fixed assets                              (10,306)        (530,226)
 Noncurrent receivable                                       0         (387,500)
                                                   -----------      -----------
Net cash used in investing activities                  (10,306)        (917,726)
                                                   -----------      -----------

Cash flows from financing activities:
  Payments on notes payable                           (137,028)         (69,745)
  Proceeds from loan payable                           192,000                0
  Payments on due to officer                           (28,756)               0
  Issuance of common stock and warrants,
   Net of costs of issuance                            305,637                0
                                                   -----------      -----------
Net cash provided by financing activities              331,853          (69,745)
                                                   -----------      -----------

Increase (decrease) in cash
 and cash equivalents                                   24,934       (4,144,345)

Cash and cash equivalents, beginning                   228,761        4,893,658
                                                   -----------      -----------

Cash and cash equivalents, ending                  $   253,695      $   749,313
                                                   ===========      ===========

Cash paid for:
  Income taxes                                               0                0
  Interest                                              37,322                0

During the nine months ended March 31, 1998, shares of common stock were issued as follows;

269,581 shares in exchange for $162,500 of convertible debentures. 1,250 shares for extension of due date of convertible debentures.
285,000 shares for services relating to raising capital.
50,000 shares to satisfy $30,000 of accounts payable.
117,532 shares to satisfy $60,547 of notes payable.
150,000 shares for consulting services.


                See notes to consolidated financial statements.

                          Wanderlust Interactive, Inc.

Notes to Consolidated Financial Statements

1. The financial statements as of March 31, 1998 and for the three and nine month periods ending March 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998.

2. During the nine months ended March 31, 1998 the Company effected a private offering of 950,000 shares of common stock and 237,500 warrants for aggregate consideration, of $305,637, net of expenses. The warrants are exercisable at $1.25 per share and expire one year from the date of issuance. In exchange for business consulting services performed indirectly related to the private offering, the Company issued 285,000 shares of common stock.

3. During the quarter ended December 31, 1997, the Company revised its assessment of the useful lives of its patents and licenses. The assessment indicated that a useful life of eight years, (rather than four years as previously used) would be appropriate. As a result of this change in accounting estimate, net loss for the nine months and three months ended March 31, 1998 was reduced by $283,446 and $141,724, respectively, and net loss per common share for the comparable periods was reduced by $.05 and $.02.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


     Results of Operations

     For the three months ended March 31, 1998, the Company had revenues of $900,889, an increase of $451,940 or 101%, over revenues of $448,949 in the corresponding three-month period in 1997. This increase was derived largely from the Company's acquisition of Western Technologies, where the Company enlarged its projects in the funded development of video and computer games and has received significant new royalties. In the three months ended March 31, 1998, the results were a loss of $147,653, or $.02 per share, compared with a loss of $1,416,597, or $.33 per share, for the corresponding period in the previous year, a reduction of losses of $1,268,944 in the current period. When non-cash depreciation and amortization of $168,023 are excluded for the three month period ended March 31, 1998, the results reflect a positive $20,370, compared with a negative $1,134,160 for the corresponding period in the previous year when non-cash depreciation and amortization of $282,437 is excluded. This represents a positive swing of $1,154,530 when comparing the current and prior year three months periods.

     For the nine months ended March 31, 1998 and 1997, the Company had revenues of $2,243,241 and $743,336, respectively, an improvement of $1,499,905 or 202%. The Company incurred a net loss of $1,098,626, or $.19 per share, for the nine month period ended March 31, 1998 as compared to $3,513,009, or $.89 for the year earlier period, a reduction of losses of $2,414,383 in the current period. When non-cash depreciation and amortization of $742,631 are excluded for the nine-month period ended March 31, 1998, the results reflect a negative $355,995 compared with a negative $3,083,066 for the corresponding period in the previous year when non-cash depreciation and amortization of $429,943 is excluded. This represents a positive swing of $2,727,071 when comparing the current and prior year nine- month periods. See the statements of cash flows for further items, which affect cash flows from operations.

     For the nine-month periods ended March 31, 1998 and 1997, research and development expenses totaled $236,592 and $2,003,645, respectively, reflecting the end of development on the Pink Panther CD-ROM games. Selling, general and administrative expenses were $1,460,366 and $1,500,641 for the nine-month periods ended March 31, 1998 and 1997, respectively.


     Financial Condition

     The Company used substantially less cash for operating activities of $296,613 during the nine months ended March 31, 1998, as compared to using $3,156,874 for the corresponding period in the prior year, an improvement of $2,860,261. This reflects the Company's change in activities due to its acquisition of Western Technologies and reduction of costs at its New York and California offices. The Company purchased $10,306 of fixed assets during the nine months ended March 31, 1998, as compared to $530,226 for the nine-month period a year ago. Financing activities provided (used) funds in the amount of $331,853 and ($69,745) during the nine months ended March 31, 1998 and 1997, respectively. This primarily reflects issuance of common stock and warrants during the current period.

     The Company reduced its working capital deficit at March 31, 1998 to $861,749 from $1,116,839 at June 30, 1997, an improvement of $255,090 in the nine-month period. The Company's current ratio was .43 to 1 at March 31, 1998 as compared to .31 to 1 at June 30, 1997.

     During the nine months ended March 31, 1998, holders of $162,500 of convertible debentures converted their debentures into 269,581 shares of Common Stock (the "Common Stock"). At March 31, 1998, there remained $102,500 of these convertible debentures, of which $37,500 continued to be due, unpaid and in default.

     During the nine months ended March 31, 1998, the Company conducted a private equity offering pursuant to which it issued 950,000 shares of Common Stock and 237,500 warrants to purchase additional shares of Common Stock, for net proceeds of $305,637.

     Due to significant losses and lower sales than forecast from the Company's Pink Panther CD-ROM titles, the Company has experienced significant cash flow shortages resulting in the Company substantially reducing its staff, especially in its New York office. In addition, the Company is attempting to further reduce its expenditures, and is subleasing unused facilities. Despite these actions, unless the Company raises additional capital or its revenues from operations increase, the Company will encounter increased liquidity pressures that could result in a further material disruption of its operations. There is no assurance, however, that such additional capital will be available, or if available, whether it will be available on terms acceptable to the Company.

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

                          PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

           (c)   Recent Sales of Unregistered Securities.

                 1. During the nine months ended March 31, 1998, the Company issued an aggregate of 269,581 shares of Common Stock to an aggregate of nine persons in exchange for the cancellation of $162,500 principal amount of the Company's outstanding convertible debentures. In addition, the Company issued an aggregate 1,250 shares of Common Stock to a total of two persons in consideration of such persons' extension through May 31, 1998 of the due date on an aggregate of $65,000 principal amount of the Company's outstanding convertible debentures. Each of such persons is an "accredited investor" as defined in Rule 501(a) under the Securities Act. No underwriter was employed in connection with such issuance and no underwriting discounts or commissions were paid in connection with such issuance. The issuance of Common Stock to such eleven holders of the Company's outstanding convertible debentures was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 3(a)(9) and/or 4(2) thereof.

                 2. In October 1998, the Company issued, in separate transactions, an aggregate of 285,000 shares of Common Stock to Mackenzie Shea, Inc. ("MSI") and Morgen Evan & Company, Inc. ("Morgen") and warrants to purchase an additional 500,000 shares of Common Stock to MSI as partial consideration for the financial advisory and other business consulting services performed, and/or committed to be performed, by MSI and Morgen in connection with the Company's financing activities. The warrants are immediately exercisable for a period of approximately seven years after the date of issuance at an exercise price equal to $0.25 per share of Common Stock covered thereby. No underwriter was employed in connection with such issuance and no underwriting discounts or commissions were paid in connection with such issuance. Each of MSI and Morgen is an "accredited investor" as defined in Rule 501(a) of the Securities Act. The Company's issuances of Common Stock and warrants to purchase Common Stock to MSI and Morgen were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

                 3. During the Company's current fiscal year, the Company has been in the process of conducting a private offering of up to a maximum of 1,200,000 shares of Common Stock and warrants to purchase an additional 300,000 shares of Common Stock (the "1997-98 Private Placement"). Pursuant to the 1997-98 Private Placement, the Company issued a total of 950,000 shares of Common Stock and 237,500 warrants to purchase shares of Common Stock to an aggregate of twelve persons for total gross cash consideration equal to $475,000 during the period from October 10, 1997 through March 31, 1998. Each of the warrants is immediately exercisable for a period of one year after its date of issuance at a price equal to $1.25 per share of Common Stock covered thereby. Each of such twelve persons was an "accredited investor" as defined in Rule 501(a) under the Securities Act. The Company did not employ an underwriter in connection with the 1997-98 Private Placement. The Company's issuances of such securities pursuant to the 1997-98 Private Placement were exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) thereof.

                 4. In November 1997, the Company issued an aggregate of 50,000 shares of Common Stock to two of the Company's former lawyers in exchange for such lawyers' cancellation of $30,000 of accounts payable owed by the Company to such lawyers. Such lawyers are "accredited investors" as defined in Rule 501(a) of the Securities Act. No underwriter was employed in connection with such issuance and no underwriting discounts or commissions were paid in connection with such issuance. The issuance of Common Stock to such two lawyers was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

                 5. On December 16, 1997, the Company issued incentive stock options to purchase an aggregate of 18,000 shares of Common Stock to eighteen key employees pursuant to the Company's 1995 Stock Option Plan. Each of such options has a five-year term and is exercisable at a price equal to $0.625 per share of Common Stock covered thereby. Such options vest approximately 33.4% immediately, 33.3% after one year and 33.3% after two years. On December 16, 1997, the Company also issued nonqualified stock options to purchase an aggregate of 700,000 shares of Common Stock to Jay Smith, III, the President, Chief Executive Officer and a Director of the Company. Such nonqualified options have a ten- year term and are exercisable at a price equal to $0.625 per share of Common Stock covered thereby. Such options vest at the rate of approximately 8.5% of the total number of shares of Common Stock covered thereby at the end of each calendar quarter commencing with the calendar quarter ended December 31, 1997. On December 16, 1997, the Company also issued, in three separate transactions, warrants to purchase an additional 350,000 shares of Common Stock to MSI and nonqualified stock options to purchase an additional 35,000 shares of common stock to two other persons as partial consideration for the financial advisory, business consulting and other services performed, and/or committed to be performed, by MSI and such two other persons on behalf of the Company. The warrants are immediately exercisable for a period of approximately seven years after the date of issuance at an exercise price equal to $0.625 per share of Common Stock covered thereby. The nonqualified stock options are immediately exercisable for a period of five years after the date of issuance at an exercise price equal to $0.625 per share of common stock covered thereby. No underwriter was employed in connection with any of such issuances and no underwriting discounts or commissions were paid in connection with such issuances. The Company's issuance of such incentive stock options to such eighteen persons and the Company's issuance of such nonqualified stock options and warrants to Mr. Smith, MSI and such two other persons were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and/or Rule 701 promulgated thereunder.

                 6. In January 1998, the Company issued an aggregate of 150,000 shares of Common Stock and 50,000 warrants to purchase Common Stock to Lloyd Wade Securities, Inc. ("Lloyd Wade") and three of its principals as consulting fees for certain investment banking activities performed, and/or committed to be performed, by Lloyd Wade on behalf of the Company. The warrants issued to such broker-dealer and its three principals have a term equal to three years and are immediately exercisable at a price equal to $1.25 per share of Common Stock covered thereby. Lloyd Wade and each of its three principals are "accredited investors" as defined in Rule 501(a) of the Securities Act. No underwriter was employed in connection with such issuance and no underwriting discounts or commissions were paid in connection with such issuance. The Company's issuance of Common Stock and warrants to purchase Common Stock to such Lloyd Wade and its three principals was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

                 7. In February 1998, the Company issued incentive stock options to purchase an aggregate of 175,000 shares of Common Stock to Michael Cartabiano, the Company's Vice President, pursuant to the Company's 1995 Stock Option Plan. Such options have a five-year term and are exercisable at a price equal to $0.469 per share of Common Stock covered thereby. Such options vest approximately 33.3% immediately, 33.3% after one year and 33.4% after two years. No underwriter was employed in connection with such issuance and no underwriting discounts or commissions were paid in connection with such issuance. The Company's issuance of such incentive stock options to Mr. Cartabiano was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and/or Rule 701 promulgated thereunder.

                 8. In March 1998, the Company issued an aggregate of 117,532 shares of Common Stock to Robert A.D. Wilson, a Director of the Company, in exchange for Mr. Wilson's cancellation of $60,547 of indebtedness owed him by the Company in respect of a loan previously made by him to the Company. Mr. Wilson is an "accredited investor" as defined in Rule 501(a) under the Securities Act. No underwriter was employed in connection with such issuance and no underwriting discounts or commissions were paid in connection with such issuance. The Company's issuance of Common Stock to Mr. Wilson was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof.

Item 6.   Exhibits and Reports on Form 8-K

         (a)     Exhibits.

                 4.1     Form of Warrant issued to MSI.

                 4.2 Form of Incentive Stock Option Agreement issued pursuant to the Company's 1995 Stock Option Plan.

                 4.3 Nonqualified Stock Option Agreement, dated December 16, 1997, between the Company and Jay Smith, III.

                 4.4 Form of Nonqualified Stock Option Agreement issued to two of the Company's business consultants.

                 4.5 Form of Warrant issued to Lloyd Wade and three of its principals.

                 10.1 Employment Agreement, dated December 16, 1997, between the Company and Jay Smith, III.

                 27      Financial Data Schedules.

         (b) Reports on Form 8-K. During the quarter ended March 31, 1998, the registrant did not file any reports on Form 8-K.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WANDERLUST INTERACTIVE, INC.



Dated:  May 20, 1998                     s/Jay Smith, III
                                         -------------------------------------
                                         Jay Smith, III
                                         President


                                                  (Principal Financial Officer)