Form 10KSB
ADRENALIN INTERACTIVE INC
filed 1998-09-28
CIK 942650

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

                             -----------------------

              [X]    Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1998

              [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission file no.: 0-27878
                     --------------------------------------

                           ADRENALIN INTERACTIVE, INC.
                 (Name of small business issuer in its charter)


                   DELAWARE                                  13-3779546
          (State or other jurisdiction                     (IRS Employer
        of incorporation or organization)                Identification No.)

    5301 BEETHOVEN STREET, SUITE 255, LOS ANGELES, CA          90066
         (Address of principal executive offices)            (Zip code)

      ISSUER'S TELEPHONE NUMBER:                           (310) 821-7880

       Securities registered under Section 12(b) of the Exchange Act: None

                Securities registered under Section 12(g) of the
                                 Exchange Act:

    Common Stock, par value $.01 per share, and Redeemable Warrants, entitling the holder thereof the right to purchase one share of Common Stock

                              (Title of each class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         The issuer's revenues for its fiscal year ended June 30, 1998 were $2,756,698.

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as reported by the Nasdaq SmallCap Market on September 15, 1998 was $5,282,141 (computed on the basis of $0.69 per share, the approximate last reported sale price for shares of the Company's Common Stock on the Nasdaq SmallCap Market as of such date).

         As of September 15, 1998, the registrant had outstanding 8,750,271 shares of Common Stock and 2,930,624 Redeemable Warrants.

                                     PART I

ITEM 1.  Description of Business.


GENERAL

         The Company develops and sells or licenses toys and games delivered over a wide range of consumer formats including electronic toys, video games, CD-ROMs, interactive television software products and products for other mediums.

         The Company was incorporated in Delaware on May 17, 1994 as CD Kidz Inc. On March 20, 1995, the Company's name was changed to Wanderlust Interactive, Inc. On May 14, 1998, the Company's name was further changed to Adrenalin Interactive, Inc. Unless the context otherwise requires, references to the "Company" include CD Kidz Inc., Wanderlust Interactive, Inc. and the Company's wholly-owned subsidiary, Western Technologies, Inc. ("Western").

MATERIAL DEVELOPMENTS DURING FISCAL 1996 AND 1997

         In March 1996, the Company completed an initial public offering of its Common Stock and the Redeemable Warrants, the net proceeds of which were used principally to establish its New York headquarters and to produce two CD-ROM games based upon the Pink Panther(TM) character, which games were completed in September 1996 and September 1997, respectively. The Company initially marketed such games through distributors in the United States and now licenses such games for distribution by others both in the United States and in over fifteen foreign countries.

         In February 1997, the Company acquired all of the outstanding stock of Western as well as certain assets and liabilities of Smith Engineering, a sole proprietorship, from Jay Smith III, the Company's President, Chief Executive Officer and Treasurer. Western designs and develops video and computer games and electronic toys and electronic consumer products, mostly pursuant to funded contracts with other name brand manufacturers.

MATERIAL DEVELOPMENTS DURING FISCAL 1998

         After expending most of the funds raised in its initial public offering to produce the two Pink Panther(TM) CD-ROM games during its fiscal years ended June 30, 1996 and 1997, the Company realized that the development costs of such CD-ROM games greatly exceeded both the short-term and long-term anticipated revenue streams from such products and shifted its focus to pre-funded or contract design and development work, such as that historically conducted by Western. In September 1997, the Company substantially downsized its New York office and shifted its headquarters to Western's offices located in Los Angeles. In April 1998, the Company closed its New York office permanently, terminated its New York office lease, subleased almost 50% of its Los Angeles office and production space and consolidated its entire staff in its remaining Los Angeles office and production space.

         The Company made significant progress in bringing its expenses in line with its revenues during its fiscal year ended June 30, 1998 ("Fiscal 1998") as a result of its downsizing and change in focus, although the Company has not yet attained profitability. During Fiscal 1998, the Company realized a loss of $2,307,831. Of such loss, $931,014 was due to non-cash charges for depreciation and amortization, $602,771 was due to non-cash charges for issuances of Common Stock and warrants and options to purchase shares of Common Stock in exchange for services and approximately $235,000 of non-recurring charges were due to the Company's closure of its New York office.

         During Fiscal 1998, the Company developed, or began developing, a number of new games, toys and other miscellaneous products pursuant to funded contracts with brand name manufacturers. In addition to payment for its development work, the Company is entitled to receive bonus payments or royalties for a majority of such products based upon the success of such products in the marketplace. Such new products include the following:

     o TIGER WOODS PGA TOUR GOLF - The Company devoted a significant amount of effort during Fiscal 1998 developing an interactive video golf game pursuant to a funded development contract with Electronic Arts. "Tiger Woods 99" is designed for use on Sony PlayStations. Electronic Arts anticipates that the game will be shipped commencing in the last calendar quarter of 1998. In addition to milestone payments for its development work, the Company is entitled to receive bonus payments based upon the success of this product in the marketplace.

     o TALK WITH ME BARBIE - During Fiscal 1998, the Company finalized the development of a talking doll with interactive PC CD-ROM capabilities allowing the doll's speech to be programmed. This project was developed for and is currently being manufactured and marketed by Mattel.

     o INTERNET SPORTS GAMING - During Fiscal 1998, the Company commenced developing proprietary software for use in interactive games of skill and chance to be played on-line in games and tournaments on the Internet pursuant to licenses of such proprietary software which the Company anticipates marketing to one or more offshore casino operators.

     o BRUNSWICK BOWLING - During Fiscal 1998, the Company began developing a second generation interactive video bowling game for use on PCs and Sony PlayStations for ToHQ.

     o LAUGH LICKS - The Company developed a candy dispensing novelty item combining fun action features and innovative electronics during Fiscal 1998. This product is being manufactured and marketed by Target Games in various international markets.

     O GAME OF OPERATION - During Fiscal 1998, the Company completed the development of an electronic version of this classic board game which the Company then sold to Hasbro Interactive.

     o TRIVIAL PURSUIT - The Company commenced developing an interactive TV version of this popular board game for Telia of Sweden during Fiscal Year 1998, primarily for distribution to owners of new digital TV systems.

     o INTERNET TOYS - During Fiscal 1998, the Company developed proprietary technology for linking toys and web sites on the Internet in an easy and readily-accessible manner.

     o TV MOUSE(TM) - The Company finalized its development of a patented remote controller for use on PCs, interactive TV set-top boxes and video game systems in Fiscal 1998. This product is licensed to and being further developed into saleable products by Reality Quest Corporation.

     o THEME PARK ARCADE - During Fiscal 1998, the Company designed, and anticipates being selected to develop and build, approximately 20 video arcade games for Universal Studios' theme park currently being constructed in Japan.

     o KISSIE KRISSIE DOLL - During Fiscal 1998, the Company developed a doll which talks when it is kissed on its cheeks, forehead or hands. This toy is licensed to Irwin Toys of Canada, primarily for distribution in the United States and Canada.

     o NASCAR SUPERSOUND SPEEDWAY - The Company created a slot car track with sound effects in Fiscal 1998. This product is being manufactured and marketed by Mattel.

     o ELECTRONIC LEARNING AID TOY - During Fiscal 1998, the Company began developing an electronic object recognition toy to serve as a learning aid for toddlers and infants. When completed, this toy will be manufactured and marketed by Educational Insights.

BUSINESS STRATEGY

         The Company's short-term strategy is to continue to principally work on funded toy and game development projects. The Company hopes to create longer-term revenues streams through the licensing of such products, the continued licensing of the products and technology it has previously developed or acquired and the adaptation of its existing and future products and technology for licensing to new market segments. The Company believes this strategy will enable it to expose its products and technology to larger markets through the distribution and marketing capabilities of much larger name brand manufacturers. Once the Company has established a more solid financial foundation, it intends to attempt to increase its profit potential by investing more of its own capital in the production and/or the joint venturing of future products.

         As a key part of its longer-term strategy, the Company also began adapting its video game software technology during Fiscal 1998 for use in interactive games of skill and chance played on-line in games and tournaments on the Internet, where players can win cash prizes. During Fiscal 1998, the Company entered into a non-binding agreement in principle with Netbet, Inc. ("NetBet") to license the Company's technology and concepts to NetBet for a 50% share of the net revenues generated by NetBet from games and tournaments utilizing such technology and concepts. Netbet, which is a developer and licensor of Internet gaming technology, has represented to the Company that it has an exclusive agreement with Casinos of the South Pacific, an offshore on-line casino operator, for 80% of the net revenues generated by such casino operator from on-line gaming. Although the Company does not intend to get directly involved in Internet gaming, the Company may well be indirectly affected by extensive local, state, federal and foreign government legislation and regulation relating to the ownership and operation of gaming facilities. Due to the relatively recent development of casino wagering over the Internet, there is presently only limited legislation and regulation that directly deals with on-line casino wagering or gaming. However, the United States Senate recently passed, as an amendment to an appropriations bill, legislation entitled the "Internet Gambling Prohibition Act of 1997" (the "Proposed Law"). If enacted, the Proposed Law would make it a crime for any person engaged in the business of betting or wagering to engage in such business through the Internet or any other interactive computer service in any state, the District of Columbia, Puerto Rico or any other commonwealth, territory or possession of the United States. The Proposed Law would also make it a crime for any person to make a bet or wager by means of the Internet or any other interactive computer service in any such jurisdiction. Furthermore, the Proposed Law would allow the United States Attorney General or the attorney general (or other appropriate official) of any such jurisdiction to institute civil proceedings against persons violating the Proposed Law and to seek restraining orders, injunctions and other appropriate actions to prevent persons from violating the Proposed Law. Finally, the Proposed Law authorizes representatives of the United States government to commence negotiations with foreign countries to adopt international agreements that would enable the United States to enforce the Proposed Law against persons who violate the Proposed Law from outside the United States. The Proposed Law and/or any other legislation or regulation which prohibits or severely limits the jurisdictions and/or manner in which on-line casinos are able to operate could materially adversely affect the revenues that might otherwise be received by the Company through the adaptation and licensing of its technology, especially pursuant to revenue sharing agreements such as that proposed in the Company's non-binding agreement in principle with NetBet.

         As another key component of its longer-term growth strategy, the Company intends to pursue one or more acquisitions of, or other business combinations with, other companies. Execution of such acquisition growth strategy will require the Company's management to, among other things: (i) identify new markets or market segments in which the Company can successfully compete; (ii) identify acquisition or business combination candidates who are willing to enter into transactions at prices acceptable to the Company; (iii) consummate any such identified acquisitions or other business combinations; and
(iv) obtain financing for any such future acquisitions or business combinations. Certain risks are inherent in such a strategy, such as dilution of outstanding equity securities, increased leverage and debt service requirements and the difficulty in combining different company cultures and facilities, any of which could materially adversely affect the Company's operating results or the market price of the Common Stock prevailing from time to time. The success of any completed acquisition or business combination will depend in part on the Company's ability to effectively integrate the acquired or combining business, which integration may involve unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's limited financial and other resources.

         The Company is currently considering a few potential acquisition or business combination candidates. However, no agreement, preliminary, definitive or otherwise, with respect to any such potential acquisitions or business combinations has been reached. From time to time, the Company has entered, and in the future may continue to enter, into negotiations with respect to potential acquisitions or business combinations, some of which may result in preliminary agreements. In the course of the Company's negotiations and/or due diligence, these negotiations and/or preliminary agreements may be abandoned or terminated. No assurance can be given that the Company will complete any of the acquisitions or business combinations currently under consideration, that additional suitable acquisition or business combination candidates will be identified, that future acquisitions or business combinations will be financed and made on acceptable terms or that future acquisitions or business combinations, if completed, will be successful.

         As previously noted, the Company's business has changed significantly since the Company's acquisition of Western, which has placed significant demands on the Company's administrative, operational and financial resources. Any future acquisition could place an additional strain on capacity, management and operations.

MARKETING AND SALES

         The Company relies primarily on Jay Smith III, its President, Chief Executive Officer and Treasurer, and Michael Cartabiano, its Vice President and Secretary, for sales and licensing of the Company's products and proposed products to brand name manufacturers, distributors and licensees.

         The Company relies on its contacts and relationships within the industry to license its concepts and obtain development contracts. In addition, it is constantly seeking new relationships and customers.

PRODUCT DEVELOPMENT

         The development of the Company's products and product concepts is generally performed in-house with the Company's full-time employees plus occasional freelance artists, animators, writers or programmers. The Company maintains a schedule and budgeting system designed to control development costs and to meet deadlines.

         The Company's product development capabilities include programming for a variety of game systems including PCs, Sony PlayStations and Sega Saturn systems. Artwork and graphics include two-dimensional animation for the Pink Panther(TM) CD-ROM games developed by the Company and three-dimensional animation and graphics for other games developed by the Company. Audio includes sound effects, music and voiceover in a variety of formats. Producers direct the design and development of each of the games and are involved in each step of such development.

         The Company also licenses the manufacturing and distribution of certain its products to marketing firms, both domestic and international.

COMPETITION

         The markets for the Company's products are characterized by intense competition. The Company expects that companies which have developed similar products, as well as other companies with the financial resources and expertise that would enable them to attempt to develop competitive products, make it more difficult for the Company to get contracts to develop such products. Many of the Company's competitors such as Sega, Nintendo and Sony are well-established, have much greater financial resources, much greater public and industry recognition and much broader marketing capabilities than the Company. They also have the ability to control the use of the Company's products on their proprietary systems. The Company believes the principal competitive factors in its markets are product quality, reliability, features, functions, creativeness, performance, price, financial stability, product reputation, ease of use and quality of support. A number of companies offer competitive products addressing the Company's markets. There can be no assurance that the Company will be able to compete successfully, or that competitors or others will not develop technologies or products that render the Company's products or product concepts obsolete or less marketable.

INTELLECTUAL PROPERTY RIGHTS

         The Company presently owns approximately 40 patents in various areas ranging from circuit boards to toys. Some of the patents are mechanical design patents, some are software or article patents and some are for basic technology ranging from hardware to optical. The Company also has an aggregate of five trademarks which are registered or in the process of being registered.

         The Company has historically treated, and intends to continue to treat, its products and product concepts and software as proprietary and will rely primarily on a combination of trademark, copyright and trade secret laws and employee and third-party nondisclosure agreements to protect its intellectual property rights.

RESEARCH AND DEVELOPMENT

         During the first quarter of Fiscal 1998, the Company spent $152,126 in finalizing the development of the second of its Pink Panther(TM) CD-ROM games. With the Company's shift in focus to pre-funded or contract design and development work during fiscal 1998, the Company does not presently spend any material amounts on research or development activities relating to new products which it intends to own and market.

EMPLOYEES

         As of June 30, 1998, the Company employed 20 people on a full-time basis, including persons engaged in game design, writing, research, sound, art, animation, computer programming, management and administration. At June 30, 1998, the Company also employed three persons as part-time employees. The Company believes that its relations with employees are satisfactory.

ITEM 2.  Description of Property.

         The Company's presently leases approximately 13,140 square feet of office and production space in Los Angeles, California pursuant to a noncancellable lease expiring on January 31, 1999 at a current minimum monthly rent equal to $14,600. In April 1998, the Company commenced subleasing almost 50% of such office and production space to two third-party sublessees through January 31, 1999 for an aggregate of $6,427 in monthly rent. The Company's lease provides for two one-year renewal options in favor of the Company at the existing monthly rent plus a cost-of-living adjustment. The Company believes that its present lease provides it with adequate space for the foreseeable future; however, the Company may need to recapture all or a portion of its subleased space commencing February 1, 1999 if the Company's business grows as anticipated.

         As noted above, the Company terminated its New York office lease as a part of the down-sizing of its staff and facilities in or about April 1998 and presently has no further liabilities in respect of such New York office lease.

ITEM 3.  Legal Proceedings

         The Company is not presently a party to any pending litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         On May 12, 1998, the Company held its 1998 Annual Meeting of Shareholders (the "1998 Annual Meeting"). Shareholders owning 3,924,205 shares of the Company's issued and outstanding Common Stock as of the record date for the 1998 Annual Meeting were present in person or by proxy at the 1998 Annual Meeting. Such shareholders represented approximately 57.2% of the total shares of the Company's Common Stock issued and outstanding as of such record date.

         At the 1998 Annual Meeting, the following matters were acted upon:

         (a) The Company's shareholders elected Jay Smith III, Thomas A. Schultz and Robert A.D. Wilson as directors to hold office until the next annual meeting of the Company's shareholders or until their resignation or removal in accordance with the Company's Bylaws or applicable law. The votes cast in respect of such election of Directors were as follows:

                                                       Votes
                                              ------------------------           Broker
                      Name                     For            Against           Non-Votes
                      ----                    -----          ---------          ---------

                  Jay Smith III             3,875,435          48,770           2,154,747

                  Thomas A. Schultz         3,875,435          48,770           2,154,747

                  Robert A.D. Wilson        3,875,435          48,770           2,154,747

         (b) The Company's shareholders also voted to approve the Board of Directors' prior adoption of a proposal to change the Company's name from Wanderlust Interactive, Inc. to Adrenalin Interactive, Inc. The votes on this matter were 3,845,106 affirmative votes, 63,940 negative votes, 15,159 abstentions and 2,154,747 broker non-votes.

         (c) The Company's shareholders also voted to approve the Board of Directors' prior adoption of a proposal to amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 10,000,000 shares to 20,000,000 shares and to effect a 3-for-1 reverse stock split in respect of the Company's then issued and outstanding shares of Common Stock. The votes on this matter were 3,792,375 affirmative votes, 115,900 negative votes, 15,930 abstentions and 2,154,747 broker non-votes. Notwithstanding such vote, the Company's Board of Directors rescinded its prior adoption of such 3-for-1 reverse stock split, effective as of the close of business on May 20, 1998, inasmuch as the stated reason therefor set forth in the Company's definitive proxy materials relating to the 1998 Annual Meeting failed to materialize. As a result, no such 3-for-1 reverse stock split was effected as a result of such vote, although the increase in the authorized number of shares of Common Stock to 20,000,000 shares was effected.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) The Company's Common Stock and Redeemable Warrants are traded on the Nasdaq SmallCap Market under the symbols "ADRN" and "ADRNW", respectively.

                  The following table sets forth, for the Company's last two fiscal years, the approximate high and low quarterly sales prices for the Company's Common Stock and Redeemable Warrants as reported by the Nasdaq SmallCap Market.

                                                 Common Stock                    Redeemable Warrants
                                            ---------------------               ----------------------
                  Quarter Ended               High          Low                   High           Low
                  -------------             --------      -------               --------       -------

                  Fiscal 1997

                  September 30, 1996         $ 8.00        $ 6.00                $ 3.50         $ 2.25
                  December 31, 1996            7.00          4.06                  2.75           0.75
                  March 31, 1997               5.50          2.31                  1.25           0.25
                  June 30, 1997                2.44          0.63                  0.38           0.06

                  Fiscal 1998

                  September 30, 1997         $ 1.19        $ 0.25                $ 0.25         $ 0.06
                  December 31, 1997            2.25          0.94                  0.50           0.06
                  March 31, 1998               0.88          0.38                  0.13           0.06
                  June 30, 1998                3.81          0.63                  0.50           0.06

As noted above, the Company's Common Stock and Redeemable Warrants, each of which Redeemable Warrants entitles the holder thereof the right to purchase one share of Common Stock at a price equal to $7.00 per share and expires on March 20, 1999, are presently traded on the Nasdaq SmallCap Market. To maintain inclusion on the Nasdaq SmallCap Market, the Company's Common Stock must continue to be registered under Section 12(g) of the Exchange Act and the Company must continue to have at least $2,000,000 in net tangible assets or $500,000 in income in two of the last three years, a public float of at least 500,000 shares, $1,000,000 in market value of public float, a minimum bid price of $1.00 per share, at least two market makers and at least 300 round-lot stockholders.

                  On September 15, 1998, the last reported sale prices for the Company's Common Stock on the Nasdaq SmallCap Market was approximately $0.69 per share. If the Company's minimum bid price for its Common Stock remains under $1.00 per share for 30 consecutive business days, Nasdaq will inform the Company that it has 90 calendar days within which to regain compliance with such minimum bid price requirement. To regain compliance, the minimum bid price for the Company's Common Stock must remain at $1.00 or more for ten consecutive trading days within such 90-day period. If the Company is unable to demonstrate compliance with the minimum $1.00 bid price on or before the end of the such 90-day period, it would be required to submit to Nasdaq before the end of such 90-day period its proposals for achieving compliance. On the basis of the information provided by the Company, Nasdaq would then determine whether or not the Company may continue to be listed on the Nasdaq SmallCap Market. If the Company is unable to satisfy the maintenance requirements for continued trading on the Nasdaq SmallCap Market, of which there could be no assurance, it is anticipated that the Company's Common Stock would be quoted in the over-the-counter market National Quotation Bureau "pink sheets" or on the NASD's OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to dispose of, or obtain, accurate quotations as to the market price of the Company's Common Stock, which may materially adversely affect the liquidity of the market for the Company's Common Stock. In addition, if the Company's Common Stock is delisted from the Nasdaq SmallCap Market, it might be subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such Common Stock.

    (b) On September 15, 1998, there were 148 holders of record of Common Stock and 31 holders of record of Redeemable Warrants. The Company believes that there are significantly more beneficial holders of its Common Stock and Redeemable Warrants as almost 50% of its Common Stock and virtually all of its Redeemable Warrants are held in "street" name.

    (c) No cash dividends have been paid on the Company's Common Stock, and the Company does not anticipate paying cash dividends on such Common Stock in the foreseeable future.

    (d)  Recent Sales of Unregistered Securities.

         1. See the Company's Quarterly Report on Form 10-QSB for its third fiscal quarter ended March 31, 1998 (the "March 1998 Form 10-QSB") filed with the United States Securities and Exchange Commission (the "SEC") on May 20, 1998 (pursuant to a notification of late filing on Form 12b- 25) with respect to the Company's sale of unregistered securities during the first nine months of Fiscal 1998.

         2. During the three-month period ended June 30, 1998, the Company issued an aggregate of 199,620 shares of Common Stock to an aggregate of five persons in exchange of the cancellation of $102,500 principal amount of the Company's previously-issued and outstanding convertible debentures plus $11,440 in accrued but unpaid interest due thereon. Each of such five persons is an "accredited investor" as defined in Rule 501(a) under the Securities Act. No underwriter was employed in connection with such issuances and no underwriting discounts or commissions were paid in connection with such issuances. The issuances of Common Stock to such five holders of the Company's previously-issued and outstanding convertible debentures were exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) and/or 4(2) thereof.

         3. During the three-month period ended June 30, 1998, the Company successfully completed a private offering (first commenced in October 1997) of a total of 1,200,000 shares of Common Stock and warrants to purchase an additional 300,000 shares of Common Stock (the "1997-98 Private Placement"). During such three-month period, the Company issued a total of 250,000 shares of Common Stock and 62,500 warrants to purchase shares of Common Stock to an aggregate of eight persons for total cash consideration equal to $125,000. Each of the warrants is immediately exercisable for a period of one year after its date of issuance at a price equal to $1.25 per share of Common Stock covered thereby. Each of such eight persons is an "accredited investor" as defined in Rule 501(a) under the Securities Act. No underwriter was employed in connection with the 1997-98 Private Placement. The Company's issuance of its equity securities pursuant to the 1997-98 Private Placement was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and/or 4(6) thereof.

         4. Effective as of April 3, 1998, the Company issued an aggregate of 335,500 shares of its Common Stock to 15 of the Company's creditors at a price equal to $0.625 per share in cancellation of an aggregate of approximately $209,688 owed by the Company to such creditors for prior services rendered or products sold to the Company. An aggregate of ten such creditors are "accredited investors" as defined in Rule 501(a) of the Securities Act. No underwriter was employed in connection with such issuance and no underwriting discounts or commissions were paid in connection therewith. The Company's issuance of shares of its Common Stock to such 15 creditors was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

         5. Between April 3, 1998 and June 12, 1998, the Company issued stock options to purchase an aggregate of 47,500 shares of Common Stock to an aggregate of seven key employees pursuant to the Company's 1995 Stock Option Plan. Each of such options has a five-year term and vests approximately 33.4% as of the date of grant, 33.3% as of the date which is one year after the date of grant and 33.3% as of the date which is two years after the date of grant. Options to purchase an aggregate of 37,500 such shares of Common Stock have an exercise price equal to $0.625 per share and options to purchase an aggregate of 10,000 shares of Common Stock have an exercise price equal to approximately $1.09 per share. No underwriter was employed in connection with the issuance of such stock options and no underwriting discounts or commissions were paid in connection therewith. The Company's issuance of such stock options to such seven key employees was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and/or Rule 701 promulgated thereunder.

         6. On May 12, 1998, the Company issued 220,000 shares of its Common Stock at a deemed price equal to $0.625 per share to Kayne International, Inc. ("Kayne"), a business consulting company with which Thomas A. Schultz, a director of the Company, is affiliated. The consideration for such shares was the cancellation of indebtedness incurred by the Company to Kayne for services rendered to the Company by Mr. Schultz on behalf of Kayne pursuant to its consulting agreement with the Company. On May 12, 1998, the Company also issued 25,000 shares of its Common Stock at a deemed price equal to $0.625 per share to Robert A.D. Wilson, a director of the Company, in consideration of Mr. Wilson's agreement to provide six months of consulting services to the Company pursuant to a consulting agreement. On May 12, 1998, the Company also issued stock options to purchase an aggregate of 50,000 shares of Common Stock to each of Messrs. Schultz and Wilson in their capacities as outside directors of the Company. Each of such stock options has a five-year term, is exercisable at a price equal to $0.625 per share of Common Stock covered thereby and is 100% vested throughout the term of such options. No underwriter was employed in connection with such issuances and no underwriting discounts or commissions were paid in connection with such issuances. The Company's issuances of its equity securities to Kayne and Messrs. Schultz and Wilson were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and/or Rule 701 promulgated thereunder.

         7. Effective as of June 19, 1998, the Company issued an aggregate of 71,352 shares of its Common Stock at a deemed price equal to $1.00 per share to two persons in connection with the settlement of a lawsuit filed in respect of a contract between one of such persons and Jay Smith III d/b/a Smith Engineering. The Company agreed to issue such 71,352 shares of its Common Stock in connection with the settlement of such lawsuit because of the fact that the benefits of the contract in question had been received by the Company's subsidiary, Western. No underwriter was employed in connection with such issuance and no underwriting discounts or commissions were paid in connection therewith. The Company's issuance of such shares of Common Stock to such two persons was exempt from the registration requirements of the Securities Act pursuant to
                  Section 4(2) thereof.

         8. Effective as of June 30, 1998, the Company successfully completed a private offering of 625,000 shares of its Common Stock to two offshore investors at a price equal to $0.80 per share or an aggregate of $500,000. Each of such issuees was an "accredited investor" as defined in Rule 501(a) under the Securities Act. The Company did not employ any underwriter in connection with such private placement . The Company's issuance of such 625,000 shares of Common Stock to such two offshore investors was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and/or 4(6) thereof.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         (a)      Results of Operations.

                  During Fiscal 1998, the Company's revenues totaled $2,756,698, an increase of $1,252,278, or approximately 83%, over the Company's revenues of $1,504,420 for its fiscal year ended June 30, 1997 ("Fiscal 1997"). The Company realized $1,806,497 in revenues from its toy and game development contracts during Fiscal 1998 as compared to $613,887 in such revenues during Fiscal 1997, which accounted for all of the Company's increase in total revenues during Fiscal 1998. The Company's increased toy and game development contract revenues are due to its ownership of Western for a full year and its shift in focus to contract design and development work as opposed to production and sale of its two Pink Panther(TM) CD-ROM games. Royalty income increased to $870,201 in Fiscal 1998 as compared to $601,713 in Fiscal 1997. The Company experienced no product sales in Fiscal 1998 as compared to $288,820 in product sales during Fiscal 1997 as a result of the Company's decision to stop marketing its Pink Panther(TM) games through distributors and to license such products for sale by others in exchange for royalties.

                  The Company's expenses during Fiscal 1998 totaled $5,045,693 as compared to $5,990,816 during Fiscal 1997, a decrease of $954,123 or approximately 16%. Although the Company's expenses related to its toy and game development contracts increased to $1,533,917 during Fiscal 1998 as compared to $716,280 in Fiscal 1997, such increase was more than offset by the reduction in research and development expenses from $2,062,739 in Fiscal 1997 to $152,126 in Fiscal 1998 and the elimination of product sale costs in Fiscal 1998 as compared to $143,264 in Fiscal 1997 due to the completion of development of the two Pink Panther (TM) games and the Company's decision to focus on contract development work and to license rather than sell its two Pink Panther(TM) games. The Company's selling, general and administrative expenses decreased slightly in Fiscal 1998 to $2,367,973 from $2,413,834 in Fiscal 1997. Interest expense was $60,663 in Fiscal 1998 as opposed to interest income of $37,086 in Fiscal 1997 and state income or franchise taxes were $18,836 in Fiscal 1998.

                  The Company's net loss of $2,307,831 for Fiscal 1998 was approximately 49% less than its net loss of $4,486,396 for Fiscal 1997. Such improvement was principally due to a combination of higher revenues and the reduction in the Company's research and development costs. An aggregate of $931,014 of such losses were the result of non-cash charges for depreciation and amortization of intangibles, including amortization for the Company's patents and patent licenses, the write-off of advance royalties and amortization of goodwill as a result of the Company's acquisition of Western. Another $602,771 of such losses resulted from non-cash charges for the issuance of shares of Common Stock and warrants and options to purchase shares of Common Stock in exchange for consulting and capital raising services. Moreover, approximately $235,000 of such losses were due to the one-time costs incurred by the Company in downsizing and subsequently eliminating its New York staff, closing its New York office, terminating of its New York lease and shifting its administrative operations to Western's location in Los Angeles.

                  Due to its continued losses in Fiscal 1998, the Company had an accumulated deficit of $9,151,051 at June 30, 1998 as compared to an accumulated deficit of $6,843,220 at June 30, 1997.

         (b)      Liquidity and Capital Resources.

                  During Fiscal 1998, the Company substantially improved its balance sheet. During such year, the Company raised net proceeds of $832,925 in two private placements of its equity securities and retired all of its remaining $265,000 principal amount of convertible debentures (and all accrued but unpaid interest due thereon), repaid another $60,547 in notes payable, paid $240,123 in accounts payable and obtained another $276,626 worth of services rendered, all through the issuance of additional shares of the Company's Common Stock. The Company also issued 285,000 shares of Common Stock and 900,000 warrants to purchase shares of Common Stock as partial consideration for capital raising services provided by two financial consultants (See Item 5(d)(1)).

                  As a result of such efforts, the Company had cash and subscriptions receivable (which were funded in July 1998) totaling $601,363 as compared to cash and cash equivalents of $288,761 at the end of Fiscal 1997. The Company also had positive working capital of $142,404 at June 30, 1998 as opposed to a working capital deficit of $1,116,839 at June 30, 1997, an improvement of $1,259,243 during Fiscal 1998. The Company's working capital ratio of approximately 1.2-to-1 as of the end of Fiscal 1998 was also significantly improved compared to its approximately 0.3-to-1 ratio as at the end of Fiscal 1997.

         As a result of continued losses and/or the Company's anticipated growth during Fiscal 1999 as outlined below, the Company may require additional debt and/or equity financing in order to accomplish its short-term or longer-term business objectives. The Company has no preliminary or definitive agreement to complete such additional financing with any other person or persons. Accordingly, there can be no assurance that the Company will be able to raise any such required additional capital. In addition, the Company's ability to successfully complete any such future debt and/or equity financing will depend upon its then current financial condition, results of operations and future prospects as well as market conditions at the time such additional debt and/or equity financing is consummated. Many of the factors which will influence the Company's ability to conduct a future financing are outside of the control of the Company. For these reasons, there can be no assurance that the Company will successfully complete any equity and/or debt financing. In that event, the Company may not have the ability to continue its ongoing business operations.

         (c)      Business Prospects for Fiscal 1999.

                  The Company anticipates that its revenues for its first quarter of Fiscal 1999 will be significantly lower than its revenues for the remainder of Fiscal 1999, primarily because the Company will have wound up a number of its funded development contracts during such quarter and because its royalty income typically bottoms out during such quarter.

                  The Company's management believes, however, that the Company's revenues and gross profit margins will increase substantially during the last three quarters of Fiscal 1999. The Company's optimism is based primarily upon the fact that the Company may receive significant bonus payments based upon sales of the Sony PlayStation version of "Tiger Woods 99" in the latter part of Fiscal 1999 in addition to ongoing royalties in respect of its other products and the fact that the Company believes that it will be awarded between four and six new toy and game development contracts during Fiscal 1999 which will result in significant revenues being realized during such year.

                  In this regard, Sega is expected to introduce its Dreamcast(TM) system, the next generation of video game console, during calendar 1999. During Fiscal 1999, the Company anticipates participating in the creation of video games for this new system, either as a first-party developer directly for Sega and/or as a developer for third-party software publishers such as ToHQ or Electronic Arts (for whom Western has developed a number of products in recent years). Between 1992 and 1995, Western developed a number of video games for Sega's prior generation Genesis(TM) video game console system.

                  The Company also intends to actively market a prototype of its proposed interactive sports games of skill and chance for license to offshore casino operators conducting on-line sports games and tournaments on the Internet during the latter half of Fiscal 1999.

                  The Company also recently signed a joint venture agreement with MagniTech Studios to provide its proprietary technology and concepts in connection with the creation, licensing, production and marketing of toys used with interactive web sites on the Internet. The first of these toys is expected to be introduced to the market in the second half of Fiscal 1999.

                  If the Company's business grows significantly during Fiscal 1999, the Company will need to increase its capital spending, primarily for new computer hardware and software utilized by the Company's design and production staff. The Company will also need to hire additional personnel and may need to increase its office and production space by utilizing all or a significant portion of the office space which it presently subleases out to two third parties and which becomes available to it again commencing in February 1999.

        (d)       Year 2000 Compliance.

                  The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

                              SAFE HARBOR STATEMENT

                  Statements contained herein which are not historical facts, including statements about the Company's confidence and business strategies and its expectations about existing products and product development opportunities, market and industry segment growth, demand for and acceptance of existing products and product concepts, are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social and economic risks such as import, licensing and trade restrictions; the results of the Company's execution of its business plan and the impact on the Company of its relationships with its lenders, investors, customers and vendors.

ITEM 7.  Financial Statements.

         The Company's financial statements listed below are included on pages F-1 through F-21 following the signature page to this report:

       TITLE OF DOCUMENT                                             PAGE

       INDEPENDENT AUDITORS' REPORT                                  F-1

       CONSOLIDATED BALANCE SHEET                                    F-2
           June 30, 1998

       CONSOLIDATED STATEMENTS OF OPERATIONS                         F-3
           Years Ended June 30, 1998 and 1997

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY               F-4
           Years Ended June 30, 1998 and 1997

       CONSOLIDATED STATEMENTS OF CASH FLOWS                         F-6
           Years Ended June 30, 1998 and 1997

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-8
           Years Ended June 30, 1998 and 1997

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     (a)    Information Relating to Executive Officers and Directors.

         The following table sets forth certain information relating to the Company's current executive officers and directors:

                                                     POSITION(S) WITH
         NAME                      AGE               THE COMPANY
         ----                      ---               -----------------

         Jay Smith III             58                President, Chief Executive
                                                     Officer, Treasurer and
                                                     Director

         Michael Cartabiano        47                Vice President and
                                                     Secretary

         Thomas A. Schultz         47                Director

         Robert A.D. Wilson        47                Director

         JAY SMITH III. Mr. Smith has been a director of the Company since February 1997. In May 1997, Mr. Smith was appointed President, Chief Executive Officer and Treasurer of the Company. Mr. Smith also served as Secretary of the Company from September 1997 to May 1998. Prior to the Company's acquisition of Western, Mr. Smith served as the founder, President and sole shareholder of Western. Mr. Smith was also the sole owner of Smith Engineering. Mr. Smith owned and operated Western and Smith Engineering for approximately 17 years and 23 years, respectively, prior to the Company's acquisition of the stock of Western and certain of the assets of Smith Engineering in February 1997. Mr. Smith has over 30 years' experience in engineering, invention and research and development in the electronic toy and game industry and mechanical and electronic consumer products. Prior to establishing Western and Smith Engineering, Mr. Smith served as a founding partner of California R&D Center, the Vice President of Engineering of Innova, Inc., a toy and doll designer for Mattel Toys and a member of the Space Program Technical staff at TRW, Inc. Mr. Smith holds a B.S. Degree in Engineering Mechanics from Virginia Institute of Technology and an M.S. Degree in Applied Mechanics with California Institute of Technology.

         MICHAEL CARTABIANO. Mr. Cartabiano's association with Western began in 1994. In February 1997, Mr. Cartabiano was appointed to manage the Company's toy and game group. Mr. Cartabiano was appointed as the Company's Vice President in February 1998 and as the Company's Secretary in May 1998. Mr. Cartabiano has approximately 25 years of experience in the consumer products industry having previously held the position of Vice President of Design for Mattel Toys in El Segundo, California from 1987 to 1993. Mr. Cartabiano has also held research and development management positions at Tonka Toys in Minnetonka, Minnesota, Milton Bradley Games in East Longmeadow, Massachusetts, and Hasbro Products in Pawtucket, Rhode Island. Mr. Cartabiano earned his B.S. degree from the University of Bridgeport in Connecticut in 1973.

         THOMAS A. SCHULTZ. Mr. Schultz first became a director of the Company in October 1997. Mr. Schultz, who is affiliated with Kayne International, Inc., a business consultant to the Company, has served as the President and Chief Executive Officer of Vista Technologies, Inc., a public surgical center, since February 1996. Mr. Schultz was also a founder and the Chairman/Chief Executive Officer of Crystallume Inc., a public company, from February 1986 to January 1996. Mr. Schultz received his M.B.A. with distinction from Harvard Business School and his B.E.S. (Summa cum laude) from Johns Hopkins University.

         ROBERT A.D. WILSON. Mr. Wilson first became a director of the Company in November 1997. Mr. Wilson has been Chairman and majority owner of Sound Technology PLC, an electronics distribution company located in the United Kingdom, since 1978. In addition, Mr. Wilson serves as Vice Chairman of Alesis Studio Electronics, Inc., an international manufacturing and marketing company for studio electronics located in California. Currently, Mr. Wilson is a director of Business Link, a United Kingdom government sponsored initiative to new and emerging industries, and is Chairman of the British Music Fairs Ltd., as well as past President of the Music Industries Association.

         There are no family relationships among any of the Company's directors or executive officers.

     (b)     Section 16(a) Reporting Delinquencies.

         The following executive officers, directors and beneficial owners of more than 10% of the Company's issued and outstanding Common Stock failed to file on a timely basis one or more reports required to be filed by them under
Section 16(a) of the Exchange Act during or with respect to Fiscal 1998:

NAME OF EXECUTIVE                                                                                     NUMBER OF
OFFICER, DIRECTOR OR                                                     NUMBER OF LATE              TRANSACTIONS
10% BENEFICIAL OWNER           CAPACITY OR CAPACITIES                     REPORTS FILED              REPORTED LATE
--------------------           ----------------------                   -----------------            -------------

Jay Smith III                  President, Chief Executive
                               Officer, Treasurer, Director
                               and 10% shareholder                                 2                           2

Michael Cartabiano             Vice President and Secretary                        1                           3

Thomas A. Schultz              Director                                            2                           2

Robert A.D. Wilson             Director                                            4                           3

         As of the date hereof, the Company is not aware of the continued failure of any of the foregoing persons to file such required reports.

     (c) Executive Officer and Director Compensation.

         1. The following Summary Compensation Table sets forth the names, positions and annual compensation paid by the Company for each of the Company's fiscal years ended June 30, 1998, 1997 and 1996 to Jay Smith III, its President, Chief Executive Officer and Treasurer, and Michael Cartabiano, its only other executive officer or key employee whose aggregate annual compensation exceeded $100,000 during Fiscal 1998:


                           SUMMARY COMPENSATION TABLE


                                                                                   LONG TERM
                                                 ANNUAL COMPENSATION          COMPENSATION AWARDS
                                              --------------------------      -------------------
                                                                                   SECURITIES             ALL OTHER
                                 FISCAL         SALARY             BONUS       UNDERLYING OPTIONS       COMPENSATION
NAME AND POSITION(S)             YEAR            ($)                ($)                 (#)                  ($)
--------------------             -----         --------          -------       ------------------       ------------
Jay Smith III, President,        1998          150,000             -0-               700,000              $23,461(1)
Chief Executive Officer,         1997           57,775(2)          -0-                 -0-                    -0-(3)
Treasurer and Director           1996            n/a               n/a                 n/a                    n/a

Michael Cartabiano,              1998          118,240             -0-                 -0-                    -0-(4)
Vice President and               1997            n/a               n/a                 n/a                    n/a
Secretary                        1996            n/a               n/a                 n/a                    n/a

--------------------------

(1) Reflects legal fees and costs paid by the Company in respect of the defense of a lawsuit against Mr. Smith d/b/a Smith Engineering, but excludes $143,403 received by Mr. Smith pursuant to his license agreement with Western (See Item 12(a)).

(2) Reflects Mr. Smith's salary from February 1997 through June 30, 1997 after the Company's acquisition of Western (See Item 9(d)(2)).

(3) Excludes $69,928 received by Mr. Smith pursuant to his license agreement with Western (See Item 12(a)).

(4) Excludes $55,200 received by Mr. Cartabiano pursuant to a royalty-sharing arrangement with Western entered into prior to the Company's acquisition of Western in February 1997 and subsequently modified and supplemented (See Item 12(b)).

         2. The following table sets forth certain information with respect to all stock options granted by the Company during Fiscal 1998 to Messrs. Smith and
Cartabiano:

                        OPTION GRANTS IN LAST FISCAL YEAR


                                               INDIVIDUAL GRANTS
         --------------------------------------------------------------------------------------

                                 NUMBER OF        % OF TOTAL
                                 SECURITIES        OPTIONS
                                 UNDERLYING       GRANTED TO
                                   OPTIONS        EMPLOYEES         EXERCISE
                                  GRANTED         IN FISCAL           PRICE           EXPIRATION
         NAME                       (#)              YEAR             ($/SH)             DATE
         ----                    ----------       -----------       --------          ----------

         Jay Smith III            700,000            74.4%            $0.625           12/15/07

         Michael Cartabiano         1,000             0.1%             0.625           12/15/02
                                  175,000            18.6%             0.469           02/10/03


         3. The following table sets forth certain information with respect to the exercise of stock options during Fiscal 1998 and the value of unexercised stock options held by Messrs. Smith and Cartabiano at the end of Fiscal 1998:

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                  YEAR AND FISCAL YEAR-END (FYE) OPTION VALUES

                                                                 NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                                      UNDERLYING              IN-THE-MONEY
                                                                  UNEXERCISED OPTIONS       OPTIONS AT FYE ($)
                         SHARES ACQUIRED                          AT FYE EXERCISABLE/           EXERCISABLE/
NAME                     ON EXERCISE(#)       VALUE REALIZED        UNEXERCISABLE            UNEXERCISABLE (1)
----                     --------------       --------------      -------------------     --------------------
Jay Smith III               None                  n/a              189,499/543,001             124,122/355,666

Michael Cartabiano          None                  n/a               67,634/126,366              53,337/100,858

-----------------

(1) Represents the last reported sale price for the Company's Common Stock at June 30, 1998 of approximately $1.28, as reported by the Nasdaq SmallCap Market, less the applicable exercise prices for such options.

         4. The following table sets forth certain information with respect to the compensation paid by the Company during Fiscal 1998 to each of Thomas A. Schultz and Robert A.D. Wilson, the Company's two outside directors:

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

                                                                                                 NUMBER OF
                         ANNUAL                                                                  SECURITIES
                         RETAINER         MEETING        CONSULTING FEES/         NUMBER OF      UNDERLYING
NAME                     FEES ($)         FEES($)          OTHER FEES ($)         SHARES (#)     OPTIONS (#)
----                     --------         -------          --------------         ----------     -----------
Thomas A. Schultz          None             None             163,000(1)              None          50,000(2)

Robert A.D. Wilson         None             None              15,625(3)              None          50,000(2)

------------------

(1) Reflects consulting fees paid by the Company to Kayne, a business consulting firm with which Mr. Schultz is affiliated, pursuant to Kayne's consulting agreement with the Company, which consulting fees include $25,500 in cash and $137,500 representing the issuance date value of 220,000 shares of the Company's Common Stock sold to Kayne in lieu of accrued but unpaid consulting fees due Kayne pursuant to such consulting agreement (See Items 5(d)(6) and 12(d)).

(2) Each of these stock options has a term equal to five years expiring May 11, 2003, is exercisable at a price equal to $0.625 per share of Common Stock covered thereby and is 100% vested throughout the term thereof (See Items 5(d)(6) and 12(e)).

(3) Reflects the issuance date value of 25,000 shares of the Company's Common Stock issued by the Company to Mr. Wilson in exchange for Mr. Wilson's agreement to provide consulting services to the Company for a period of six months ending October 10, 1998 (See Item 5(d)(6)).

    (d)  Executive Officer Employment Contracts.

         1. On December 16, 1997, the Company entered into a three-year employment agreement with Mr. Smith (the "Smith Employment Agreement"). The Smith Employment Agreement provides that he will serve as President and Chief Executive Officer of the Company and receive a base salary of $150,000 per year for his services. Mr. Smith is also entitled to receive bonuses based upon the Company's achievement of its goals as determined by the Company's Board of Directors. The Smith Employment Agreement also provides that Mr. Smith will devote all of his business time, attention and energy to the Company and will be subject to a one-year covenant not to directly compete with the Company after his relationship with the Company ends. Mr. Smith is also entitled to participate in all group health and insurance programs and other fringe benefits or retirement plans available to other employees of the Company.

         The Smith Employment Agreement automatically terminates upon Mr. Smith's death, permanent disability or involuntary termination for cause. If Mr. Smith is terminated without cause (which is deemed to include Mr. Smith's resignation after the Company: (a) reduces his monthly base compensation by more than 25% other than as a result of a decrease in the compensation of all executive officers of the Company based upon the Company's financial performance; (b) significantly changes Mr. Smith's duties, responsibilities, authority, powers or functions; (c) requires Mr. Smith to relocate to an office more than 25 miles from the Company's current executive offices in Los Angeles; or (d) fails to perform any of its material obligations to Mr. Smith), the Company will be obligated to: (i) pay Mr. Smith a lump-sum payment equal to $150,000; (ii) continue to provide Mr. Smith's other employment benefits at the Company's expense 12 months; (iii) enter into a post-termination consulting agreement with Mr. Smith pursuant to which Mr. Smith will be required to provide no more than 10 hours of consulting services per week to the Company and will be entitled to receive the sum of $150 for each hour actually worked; and (iv) grant

Mr. Smith a 120-day exclusive option to repurchase all of the stock of Western for Western's then net book value as reflected on the Company's books and records.

         The Smith Employment Agreement also provided that Mr. Smith was to be awarded stock options to purchase up to 700,000 shares of the Company's Common Stock at an exercise price equal to $0.625 per share. Such options have a 10-year term and become exercisable at the rate of 58,333 shares at the end of each calendar quarter of Mr. Smith's employment under the Smith Employment Agreement from and after December 16, 1997.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of September 15, 1998, the number of shares of the Company's Common Stock held of record or beneficially: (i) by each person who held of record, or was known by the Company to own beneficially, more than 5% of the outstanding shares of the Company's Common Stock; (ii) by each of the Company's current executive officers and directors; and (iii) by all of the Company's current executive officers and directors as a group:

                                                                    PERCENT OF
         NAMES AND ADDRESS                  NUMBER OF           OUTSTANDING SHARES
         OF BENEFICIAL OWNER              SHARES OWNED (1)       OF COMMON STOCK(2)
         -------------------              ----------------      -------------------

         Jay Smith III
         5301 Beethoven St.
         Los Angeles, CA 90066                  980,294(3)             10.9%

         Michael Cartabiano
         5301 Beethoven St.
         Los Angeles, CA 90066                   64,300(4)              0.7%

         Thomas A. Schultz
         480 Cowper Street
         Palo Alto, CA 94301                    270,000(5)              3.1%

         Robert A.D. Wilson
         Letchworth Point
         Dunhams Lane
         Letchworth, Hertfordshire
         SG6 1 ND England                       192,532(6)              2.2%

         All current executive officers
         and directors as a group
         (four persons)                       1,507,126(7)             16.4%

         ------------------------

         (1) Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares of Common Stock have sole voting and dispositive power with respect of such shares.

         (2) For purposes of computing the percentages, the number of shares of Common Stock outstanding includes shares purchasable within 60 days upon exercise of outstanding stock options, as follows: Mr. Smith (247,832 shares), Mr. Cartabiano (64,300 shares), Mr. Schultz (50,000 shares), Mr. Wilson (50,000 shares) and all executive officers and directors as a group (412,132 shares).

         (3) Includes 732,462 shares of Common Stock owned of record by a family trust established for the benefit of Mr. Smith and his spouse and 247,832 shares purchasable within 60 days upon exercise of outstanding stock options.

         (4) All of the shares of Common Stock beneficially owned by Mr. Cartabiano are shares purchasable within 60 days upon exercise of outstanding stock options.

         (5) Includes 220,000 shares of Common Stock owned by Kayne International, Inc., a business consultant to the Company with which Mr. Schultz is affiliated, and 50,000 shares purchasable within 60 days upon exercise of outstanding stock options.

         (6) Includes 50,000 shares purchasable within 60 days upon exercise of outstanding options.

         (7) Includes 412,132 shares of Common Stock purchasable within 60 days upon exercise of outstanding stock options.


ITEM 12.  Certain Relationships and Related Transactions.

         (a) In February 1997, the Company acquired all of the issued and outstanding capital stock of Western and certain of the assets and liabilities of Smith Engineering from Jay Smith III, the Company's President, Chief Executive Officer and Treasurer, in exchange of 800,000 shares of the Company's Common Stock. As a part of such acquisition, Western entered into a license agreement with Mr. Smith (the "Smith License Agreement") pursuant to which Mr. Smith granted to Western the exclusive right to use and market patents and license agreements owned by Mr. Smith and Smith Engineering. The Smith License Agreement provides that 75% of the revenues of such patents and licenses are to be retained by Western and 25% are to be retained by Mr. Smith until Mr. Smith receives the aggregate sum of $2,000,000 from such patents and licenses, after which time no further revenue is to inure to Mr. Smith and the patents and licenses will be assigned to Western. During Fiscal 1998, Mr. Smith received an aggregate of $143,303 in revenues pursuant to the Smith License Agreement. During the Company's fiscal year ended June 30, 1997, Mr. Smith received an aggregate of $69,928 in revenues pursuant to the Smith License Agreement for the approximately five-month period subsequent to the date of the Company's acquisition of Western.

         (b) Michael Cartabiano, the Vice President and Secretary of the Company, is entitled to share in certain royalties generated by the Company in respect of certain products created by him pursuant to an arrangement entered into between Mr. Cartabiano and Western prior to the Company's acquisition of Western, which arrangement has been modified and supplemented subsequent to the Company's acquisition of Western. During Fiscal 1998, Mr. Cartabiano received an aggregate of $55,200 in revenues pursuant to such arrangement.

         (c) Effective as of June 30, 1997, the Company entered into a settlement agreement with Ms. Catherine Winchester, the Company's former President (the "Winchester Settlement Agreement"). The Winchester Settlement Agreement provided for the cancellation of Ms. Winchester's employment agreement, dated November 7, 1995, with the Company and the cancellation of her stock option agreement, dated January 20, 1997, with the Company to purchase 200,000 shares of the Company's Common Stock. Pursuant to the Winchester Settlement Agreement and a related consulting agreement, the Company agreed to retain Ms. Winchester as a consultant for a one-year period ended June 30, 1998 pursuant to which Ms. Winchester was to make herself available for up to 20 hours of consulting services per month and for which she was paid a fee of $5,000 per month or an aggregate of $60,000. The Company further agreed to issue 50,000 shares of its Common Stock to Ms. Winchester in consideration of her execution of the Winchester Settlement Agreement. Ms. Winchester is also obligated not to disclose any confidential information of the Company, not to acquire as her own any program, discovery, process or invention she made or developed during her engagement as a consultant by the Company and not to compete with the Company for a period of six months following the termination of her consultancy with the Company pursuant to the Winchester Settlement Agreement and the related consulting agreement. Except for such ongoing obligations, the Winchester Settlement Agreement also provided for the mutual general releases of the Company and Ms. Winchester.

         (d) On November 18, 1997, the Company entered into a consulting agreement with Kayne International, Inc., a business consulting firm with which Thomas A. Schultz, a director of the Company, is affiliated (the "Kayne Consulting Agreement"). The Kayne Consulting Agreement, which was extended on April 21, 1998 and August 31, 1998 and which presently expires on December 31, 1998, provides that the Company will pay Kayne the sum of $1,500 per day plus expenses for the business consulting services rendered to the Company by Mr. Schultz on behalf of Kayne. During the Fiscal 1998, the Company paid Kayne the sum of $163,000 in fees for the consulting services performed by Mr. Schultz under the Kayne Consulting Agreement (which sum includes the issuance date value of an aggregate of 220,000 shares of the Company's Common Stock issued to Kayne on May 12, 1998 at a price equal to $0.625 per share in lieu of previously accrued but unpaid consulting fees due Kayne thereunder).

         (e) On February 11, 1998, the Company issued stock options to purchase up to 175,000 shares of the Company's Common Stock to Michael Cartabiano, the Company's Vice President and Secretary, pursuant to the Company's 1995 Stock Option Plan. The exercise price for such options is approximately $0.47 per share. Such options have a term equal to five years from and after the date of grant and vest as to 58,300 of the shares covered thereby on the date of grant, 58,300 of the shares covered thereby on the date which is one year after the date of grant and 58,400 of the shares covered thereby on the date which is two years after the date of grant.


ITEM 13.  Exhibits and Reports on Form 8-K.

    (a)   Exhibits

         3.1 Certificate of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Company's Registration statement on Form SB-2, No. 333-00178 (the "1996 Registration Statement").

         3.2 Certificate of Amendment of Certificate of Incorporation, filed with the Delaware Secretary of State on May 14, 1998, incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K, dated June 3, 1998 (the "1998 Form 8-K").

         3.3 Bylaws, as amended, incorporated by reference from Exhibit 3.2 to the 1996 Registration Statement.

         4.1 Form of Underwriter's Warrant Agreement, including the form of Underwriter's Warrant, incorporated by reference from Exhibit
                  4.1 to the 1996 Registration Statement.

         4.2 Form of Warrant Agreement between the Company and the Warrant Agent, including form of Redeemable Warrant, incorporated by reference from Exhibit 4.2 to the 1996 Registration Statement

         4.3 Form of Warrant issued to affiliates and transferees of Mackenzie Shea, Inc. ("MSI"), incorporated by reference from
                  Exhibit 4.1 to the Company's March 1998 Form 10-QSB.

         4.4 Form of Warrant issued in connection with a bridge financing in 1995, incorporated by reference from Exhibit 4.4 to the 1996 Registration Statement.

         4.5 Form of Incentive Stock Option Agreement issued pursuant to an aggregate of 20 of the Company's executive officers and key employees pursuant to the Company's 1995 Stock Option Plan, incorporated by reference from Exhibit 4.2 to the Company's March 1998 Form 10-QSB.

         4.6 Form of Nonqualified Stock Option Agreement issued to an aggregate of five of the Company's outside directors, business consultants and other service providers, incorporated by reference from Exhibit 4.3 to the Company's March 1998 Form 10-QSB.

         4.7 Form of Warrant issued to Lloyd Wade Securities, Inc. ("LWSI") and three of its principals, incorporated by reference from
                  Exhibit 4.4 to the Company's March 1998 Form 10-QSB.

         4.8 Form of Warrant Agreement and Warrant Certificate issued to investors in the 1997-98 Private Placement, incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-3, No. 333-60485 (the "1998 Registration Statement").

         4.9 Form of Warrant to Purchase Common Stock issued to affiliates and transferees of MSI, incorporated by reference from Exhibit
                  4.3 to the Company's 1998 Registration Statement.

         10.1 Agreement, dated October 1, 1997, as amended on July 10, 1998, with MSI relating to business consulting services provided by MSI to the Company.

         10.2 Letter Agreement, dated November 18, 1997, as amended on April 21, 1998 and August 31, 1998, with Kayne relating to management consulting services provided by Kayne to the Company.

         10.3 Employment Agreement, dated December 16, 1997, with Jay Smith III, incorporated by reference from Exhibit 10.1 to the Company's March 1998 Form 10-QSB.

         10.4 Investment Banking Agreement, dated January 14, 1998, as amended on June 29, 1998 , with LWSI.

         10.5 Consulting Agreement, dated April 10, 1998, with Robert A.D. Wilson relating to general consulting services provided by Mr. Wilson to the Company.

         10.6 Agreement for License to Share Revenue and Technology, dated June 16, 1998, with Netbet, Inc.

         10.7 Settlement Agreement and Mutual Release, dated June 17, 1998, with Rogue Studios, Inc.

         10.8 Optional Advance Note ("Variable Note") for $400,000 Plus Interest, dated June 30, 1998, issued in favor of Bay Area Financial Corporation.

         10.9 License Agreement with MGM/UA Licensing and Merchandising, a division of Metro-Goldwyn- Mayer Inc. ("MGM/UA"), dated May 25, 1995, as amended, incorporated by reference from Exhibit
                  10.2 to the 1996 Registration Statement.

         10.10 Amendments to the License Agreement with MGM/UA, dated October 26, 1995, May 2, 1996 and May 31, 1996 , incorporated by reference from Exhibit 10.3 of the Company's Form 10-KSB for its fiscal year ended June 30, 1996 (the "1996 Form 10-KSB").

         10.11 Form of Sublicense Agreement between the Company and its international sublicensees, incorporated by reference from
                  Exhibit 10.10 of the Company's 1996 Form 10-KSB.

         10.12 1995 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.4 to the 1996 Registration Statement.

         10.13    Amendment No. 2 to 1995 Stock Option Plan, dated December 1,
                  1997.

         10.14 1996 Stock Option Plan, incorporated by reference from Exhibit A to the Company's definitive proxy materials in respect of the Company's 1996 annual meeting of shareholders.

         10.15    Amendment No. 2 to 1996 Stock Option Plan, dated December 1,
                  1997.

         10.16 Acquisition Agreement among the Company, Western and Jay Smith III d/b/a Smith Engineering, dated as of December 30, 1996, incorporated by reference from Exhibit 7(c)(1) of the Company's Current Report on Form 8-K, dated February 4, 1997 (the "1997 Form 8-K").

         10.17 License Agreement between Western and Jay Smith III, dated February 4, 1997, incorporated by reference from Exhibit 7(c)(2) of the Company's 1997 Form 8-K.

         10.18 Settlement Agreement, dated as of June 30, 1997, with Ms. Catherine Winchester, incorporated by reference from Exhibit
                  10.12 to the Company's Form 10-KSB for its fiscal year ended June 30, 1997 (the "1997 Form 10-KSB")

         10.19 Consulting Agreement, dated as of July 1, 1997, with Ms. Catherine Winchester, incorporated by reference from Exhibit
                  0.13 to the Company's 1997 Form 10-KSB.

         10.20 Software Development and License Agreement, dated May 30, 1997, with Telia InfoMedia Television AB, incorporated by reference from Exhibit 10.15 to the Company's 1997 Form 10-KSB.

         10.21 Software Programming Services Agreement, dated April 11, 1997, with ToHQ, Inc., incorporated by reference from Exhibit 10.16 to the Company's 1997 Form 10-KSB.

         10.22 Consulting Agreement, dated June 1997, with Electronic Arts, Inc., incorporated by reference from Exhibit 10.17 to the Company's 1997 Form 10-KSB.

         21       Subsidiaries of the Company, incorporated by reference from
                  Exhibit 21 to the Company's 1997 Form 10-KSB.

         27       Financial Data Schedules.


    (b) Reports on Form 8-K.

         1. On June 3, 1998, the Company filed the 1998 Form 8-K with the SEC in respect of the matters voted upon at the Company's 1998 Annual Meeting (See Item 4 above).


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:   September 28, 1998
                                       ADRENALIN INTERACTIVE, INC.


                                       By:        /s/ Jay Smith III
                                           ------------------------------------
                                             Jay Smith III, President, Chief
                                             Executive Officer and Treasurer
                                             (principal executive, financial
                                             and accounting officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                        Title                             Date
       ----------                        -----                             ----
/s/ Jay Smith III            President, Chief Executive Officer,     September 28, 1998
------------------------     Treasurer and Director
    Jay Smith III

/s/ Michael Cartabiano       Treasurer and Director                  September 28, 1998
------------------------
    Michael Cartabiano

/s/ Thomas A. Schultz        Director                                September 28, 1998
------------------------
    Thomas A. Schultz

/s/ Robert A.D. Wilson       Director                                September 28, 1998
------------------------
    Robert A.D. Wilson

                          Independent Auditors' Report



Board of Directors
Adrenalin Interactive, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of Adrenalin Interactive, Inc. (formerly Wanderlust Interactive, Inc.) and subsidiary ("Company") as of June 30, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adrenalin Interactive, Inc. and subsidiary as of June 30, 1998, and the consolidated results of its operations and its consolidated cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations which raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to this is discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Drucker, Math & Whitman, P.C.
--------------------------------------

North Brunswick, New Jersey
 Sept 22, 1998

                   Adrenalin Interactive, Inc. and Subsidiary

                           Consolidated Balance Sheet
                                  June 30, 1998

                                     ASSETS
Current assets:
 Cash and cash equivalents                            $  166,363
 Common stock subscription receivable                    435,000
 Accounts receivable, net of allowance for
  doubtful accounts of $45,750                           180,704
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                    15,086
 Prepaid expenses                                         74,774
                                                      ----------
    Total current assets                                 871,927
                                                      ----------
Fixed assets, net                                        329,450
                                                      ----------

Other assets:
 Patents and licenses, net of accumulated
  amortization of $779,479                             2,621,880
 Goodwill, net of accumulated amortization
  of $59,523                                           1,621,149
 License rights, advance royalty, net of
  write-off of $200,000                                  100,000
 Capitalized software                                     24,254
 Security deposits and other                              19,229
                                                      ----------
                                                       4,386,512
                                                      ----------
                                                      $5,587,889
                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes and loans payable, current portion             $   88,000
 Accounts payable and accrued liabilities                605,468
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                       36,055
                                                      ----------
     Total current liabilities                           729,523
                                                      ----------

Notes and loans payable, non-current portion             397,130
                                                      ----------
Due to officer/shareholder                                55,935
                                                      ----------
     Total liabilities                                 1,182,588
                                                      ----------
Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value;
  authorized, 100,000 shares;
  issued and outstanding, none                               -
 Common stock, $.01 par value;
  authorized, 20,000,000 shares;
  issued and outstanding, 8,691,061                       86,911
 Additional paid-in capital                           13,469,441
 Accumulated deficit                                 ( 9,151,051)
                                                      ----------
     Total shareholders' equity                        4,405,301
                                                      ----------
                                                      $5,587,889
                                                      ==========

                 See notes to consolidated financial statements.

                   Adrenalin Interactive, Inc. and Subsidiary

                      Consolidated Statements of Operations



                                       For the year ended June 30,
                                       ---------------------------
                                           1998            1997
                                        ----------      ----------
Revenues:
 Product sales                          $      -        $  288,820
 Development contracts                   1,886,497         613,887
 Royalties                                 870,201         601,713
                                        ----------      ----------

                                         2,756,698       1,504,420
                                        ----------      ----------

Expenses:
 Cost of product sales                         -           143,264
 Cost of development contracts           1,533,917         716,280
 Research and development                  152,126       2,062,739
 Selling, general and administrative     2,367,973       2,413,834
 Depreciation and amortization             931,014         691,785
 Interest expense (income), net             60,663     (    37,086)
                                        ----------      ----------
                                         5,045,693       5,990,816
                                        ----------      ----------

Loss before income taxes               ( 2,288,995)    ( 4,486,396)

Income taxes                                18,836             -
                                        ----------      ----------

Net loss                               ($2,307,831)    ($4,486,396)
                                        ==========      ==========

Per share information:
 Basic:
  Net loss per share                   ($     0.37)    ($     1.07)
                                        ==========      ==========
  Weighted average shares outstanding    6,317,411       4,175,058
                                        ==========      ==========

 Diluted:
  Net loss per share                   ($     0.37)    ($     1.07)
                                        ==========      ==========
  Weighted average shares outstanding    6,317,411       4,175,058
                                        ==========      ==========









                 See notes to consolidated financial statements.

                   Adrenalin Interactive, Inc. and Subsidiary

           Consolidated Statements of Changes in Shareholders' Equity
                   For the years ended June 30, 1998 and 1997


                         Common stock      Additional                  Total
                     -------------------     paid-in   Accumulated  shareholders'
                       Shares     Amount     capital     deficit       equity
                     ---------   -------   ----------  -----------  -------------
Balances,
June 30, 1996        3,763,719   $37,637  $ 7,216,348  ($2,356,824)  $4,897,161

February 1997,
 issued for
 acquisition
 of Western            800,000     8,000    3,992,000                 4,000,000

February 1997,
 issued in settlement
 of accounts payable     2,350        23        4,677                     4,700

February 1997,
 issued for services     8,000        80       15,920                    16,000

May 1997, issued
 in exchange for
 convertible
 debentures            404,159     4,042      238,458                   242,500

May 1997, issued
 for extension
 of due date of
 debentures             13,000       130        7,670                     7,800

June 1997, issued
 in connection with
 contract settlement    50,000       500       29,500                    30,000

Net loss for the
 year ended
 June 30, 1997                                         ( 4,486,396) ( 4,486,396)
                     ---------   -------  -----------   ----------   ----------

Balances,
 June 30, 1997       5,041,228   $50,412  $11,504,573  ($6,843,220)  $4,711,765
                     =========   =======  ===========   ==========   ==========






                                   (Continued)

                   Adrenalin Interactive, Inc. and Subsidiary

           Consolidated Statements of Changes in Shareholders' Equity

                         Common stock      Additional                  Total
                     -------------------     paid-in   Accumulated  shareholders'
                       Shares     Amount     capital     deficit       equity
                     ---------   -------   ----------  -----------  -------------
Balances,
 June 30, 1997       5,041,228   $50,412  $11,504,573  ($6,843,220)  $4,711,765

Sept 1997, issued
 in exchange for
 convertible
 debentures            135,415     1,354       79,896                    81,250
October 1997,
 issued for capital
 raising services      285,000     2,850      168,165                   171,000
                                             (171,000)                 (171,000)
November 1997, issued
 in exchange for
 convertible
 debentures            135,414     1,354       79,896                    81,250
November 1997,
 issued in settlement
 of accounts payable    50,000       500       29,500                    30,000
March 1998,
 issued in settlement
 of note payable       117,532     1,175       59,372                    60,547
March 1998, issued
 for services          150,000     1,500       75,751                    77,251
May 1998, issued
 for services          319,000     3,190      196,185                   199,375
May 1998, issued
 in exchange for
 convertible
 debentures            199,620     1,997      100,503                   102,500
May 1998, issued
 in settlement of
 accounts payable      332,852     3,329      206,794                   210,123
June 1998, issued
 for services          100,000     1,000       99,000                   100,000
Issued for cash,
 common stock and
 300,000 warrants    1,200,000    12,000      588,000                   600,000
Costs related to
 issuance of common
 stock and warrants                          (202,075)                 (202,075)
Common stock
 subscription
 receivable            625,000     6,250      493,750                   500,000
Costs related to
 common stock
 subscription
 receivable                                  ( 65,000)                 ( 65,000)
Issued 180,000 options
 for services                                 226,146                   226,146
Issued 900,000 warrants                       396,808                   396,808
 for capital
 raising services                            (396,808)                ( 396,808)
Net loss for the year
 ended June 30, 1998                                    (2,307,831)  (2,307,831)
                     ---------   -------  -----------   ----------   ----------

Balances,
June 30, 1998        8,691,061   $86,911  $13,469,441  ($9,151,051)  $4,405,301
                     =========   =======  ===========   ==========   ==========


                 See notes to consolidated financial statements.

                   Adrenalin Interactive, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                      For the year ended June 30,
                                      ---------------------------
                                          1998           1997
                                       -----------   -----------
Cash flows from operating activities:

Net loss                               ($2,307,831)  ($4,486,396)

Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Write-off of fixed assets                    -         100,000
  Write-off of license rights              100,000       100,000
  Amortization                             542,871       371,815
  Depreciation                             288,143       319,970
  Loss on disposal of fixed assets         250,669        29,718
  Allowance for doubtful accounts           22,250           -
  Common stock issued for services         376,625        16,000
  Common stock issued in connection
   with contract settlement                    -          30,000
  Options issued for services              226,146           -
Change in:
  Accounts receivable                       34,027   (    68,641)
  Costs and estimated earnings in
   excess of billings on uncompleted
   contracts                                 5,514        49,202
  Prepaid expenses                     (    50,274)        7,300
  Other assets                              36,722        52,937
  Accounts payable and accrued
   liabilities                             101,363   (    70,126)
  Billings in excess of costs and
   estimated earnings on uncompleted
   contracts                           (    94,230)  (    13,664)
                                        ----------    ----------

Net cash used in operating activities  (   468,005)  ( 3,561,885)
                                        ----------    ----------

Cash flows from investing activities:

  Purchase of fixed assets             (    22,463)  (   536,234)
  Advances to subsidiary,
   prior to acquisition                        -     (   387,500)
  Capitalized software                         -     (    99,938)
  Cash acquired from subsidiary                -          13,908
                                        ----------    ----------

Net cash used in investing activities  (    22,463)  ( 1,009,764)
                                        ----------    ----------







                                   (Continued)
                                                                             F-6

                   Adrenalin Interactive, Inc. and Subsidiary

                                      For the year ended June 30,
                                      ---------------------------
                                          1998           1997
                                       -----------   -----------
Cash flows from financing activities:

  Issuance of common stock and
   warrants, net of costs of
   issuance                            $   397,927   $      -
  Payments on notes and loans
   payable                             ( 1,234,004)  (    56,548)
  Proceeds from notes and loans         1,291,512           -
  Payments on due to officer,
   net of interest accrued             (    27,365)  (    36,700)
                                       -----------   -----------

Net cash provided by (used in)
 financing activities                      428,070   (    93,248)
                                       -----------   -----------

Decrease in cash and cash equivalents  (    62,398)  ( 4,664,897)

Cash and cash equivalents,
 beginning                                 228,761     4,893,658
                                       -----------   -----------

Cash and cash equivalents, ending      $   166,363   $   228,761
                                       ===========   ===========


Cash paid during the year for:

 Interest                              $    61,073   $    61,075
                                       ===========   ===========
 Income taxes                          $    32,633   $       800
                                       ===========   ===========


Noncash investing and financing activities: See Note 21.








                 See notes to consolidated financial statements.
                                                                             F-7

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY:

        BUSINESS ACTIVITY AND BASIS OF PRESENTATION:

        The consolidated financial statements of Adrenalin Interactive, Inc.(formerly Wanderlust Interactive, Inc.) and subsidiary ("Company") include the accounts of Adrenalin Interactive, Inc.(formerly Wanderlust Interactive, Inc.) ("Adrenalin"), its wholly-owned subsidiary, Western Technologies, Inc. ("Western"), and certain assets and certain liabilities of Smith Engineering ("SE"), which was a sole proprietorship prior to the acquisition discussed in Note 3. Intercompany transactions and balances have been eliminated. The Company is located in Los Angeles, California.

        Adrenalin is engaged in the creation, development, publishing, marketing and selling of interactive multimedia software entertainment titles on CD-ROM for personal computers.

        Western is engaged in the invention and development (including engineering and software development) of electronic designs, technology, and software, principally for toys and electronic games. Western licenses or sells inventions, designs, and software to independent manufacturers and publishers. Such manufacturers and publishers generally pay advance royalties or development fees and may pay additional royalties based on products sold. Western also provides product development services to manufacturers. SE is inactive at June 30, 1998.

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

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY
        (CONTINUED):

        CONCENTRATION OF CREDIT RISK:

        Financial instruments which subject the Company to concentrations of credit risk consist of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high quality financial institutions. At times, the Company's cash balances with these institutions exceed the current insured amount under the Federal Deposit Insurance Corporation. Accounts receivable are primarily from development contracts. The Company reviews its accounts receivable monthly and provides allowances for potential uncollectible accounts.

        FIXED ASSETS:

        Fixed assets consist primarily of computers, leasehold improvements and furniture, and are stated at cost. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the estimated useful lives of the improvements or the life of the lease. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

        PATENTS AND LICENSES:

        The Company amortizes patents and licenses over their estimated useful lives. The Company revised its estimate of the useful lives during the fiscal year ended June 30, 1998 from four years to eight years. For the year ended June 30, 1998 the effect of applying the new estimated life was to reduce amortization expense by $425,170, and to decrease net loss by $425,170, and net loss per share by $0.07.

        GOODWILL:

        Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 40 years. The Company assesses the recoverability of its goodwill, and whenever continued adverse events or changes in circumstances indicate impairment, a write-off will be recorded. Based on the relatively short interval since the Company's business combination with Western, the Company believes no material impairment of goodwill exists at June 30, 1998.

        CAPITALIZED SOFTWARE:

        Capitalized software consists of salaries and other costs incurred to develop software from the time technical feasibility is established thru the date the product is ready for sale. Amortization begins when the software is available for general release and is calculated on a product- by-product basis using the faster of the straight-line method over the estimated useful life or based on expected units of sale. Amortization expense was $75,684 for the year ended June 30, 1998 and nil for the year ended June 30, 1997.

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITY
        (CONTINUED):

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

        ROYALTY REVENUE:

        Royalties earned by the Company as a result of development contracts are generally reported by the licensees on a calendar quarter basis. The Company recognizes such royalty revenue when received. Royalties earned by the Company as a result of its publishing segment are recognized as earned.

        INCOME (LOSS) PER SHARE:

        Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed as above while giving effect to all potential common shares (but not giving effect to securities that would have an antidilutive effect, as would occur in loss years) that were outstanding during the period.

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

2.      GOING CONCERN:

        The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent on achieving profitable operations. Management's plans to achieve profitability include developing new products, obtaining new customers, and continuation of a cost cutting program started during fiscal year 1997. Management also plans to obtain additional investment capital .

3.      ACQUISITION:

        On February 4, 1997, Adrenalin closed on an acquisition agreement between Adrenalin, Western, SE and Mr. Jay Smith, III ("Mr. Smith"). The agreement provided for the sale of 100% of the outstanding shares of stock of Western and certain assets and certain liabilities of SE in exchange for 800,000 shares of the Company's common stock. As part of the acquisition, a license agreement was entered into between Western and Mr. Smith in which Mr. Smith granted to Western the exclusive right to use and market patents and license agreements owned by Mr. Smith. The license agreement provides that 75% of the revenues from such patents and licenses will be retained by Western and 25% will be retained by Mr. Smith until Mr. Smith receives an aggregate revenue from such patents and licenses of $2,000,000, at which time no further revenue will inure to Mr. Smith.

        The business combination has been accounted for using the purchase method. The results of operations of Western for the period from February 4, 1997 thru June 30, 1997 are included in the Company's statements of operations and cash flows for the year ended June 30, 1997.

        The cost of the acquired enterprise was $5,082,000. 800,000 shares of common stock with an assigned value of $5 each were issued.

        Acquired goodwill is being amortized over forty years using the straight-line method.

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

4.      ACCOUNTS RECEIVABLE:

                                                June 30, 1998
                                                -------------
     Completed contracts                         $    25,000
     Contracts in progress                            95,000
     Other                                           106,454
                                                 -----------
                                                     226,454
     Less allowance for doubtful accounts             45,750
                                                 -----------
                                                 $   180,704
                                                 ===========


5.      BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED
        CONTRACTS:

                                                 June 30, 1998
                                                 -------------
        Costs incurred                            $  980,632
        Estimated earnings                           560,399
                                                  ----------
                                                   1,541,031
        Less billings to date                    ( 1,562,000)
                                                  ----------

                                                 ($   20,969)
                                                 ===========

        Included in the accompanying consolidated balance sheet under the following:

        Costs and estimated earnings
          in excess of billings on
          uncompleted contracts                   $   15,086
        Billings in excess of costs
          and estimated earnings on
          uncompleted contracts                  (    36,055)
                                                  ----------

                                                 ($   20,969)
                                                 ===========


6.      FIXED ASSETS, NET:

                                                 June 30, 1998
                                                 -------------
        Computers                                 $1,208,053
        Furniture                                    102,046
        Leasehold improvements                        15,994
                                                  ----------

                                                   1,326,093
        Less accumulated depreciation
          and amortization                           996,643
                                                  ----------
                                                  $  329,450
                                                  ==========

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

7.      NOTES AND LOANS PAYABLE:

                                                              June 30, 1998
                                                              -------------
        Unsecured note payable, due July, 1999.
        Paid in monthly installments of $1,000
        plus accrued interest at 12%.                              $ 13,130

        Unsecured note payable, due January 30, 2000.
        Interest only (at prime plus 3.5%) is payable
        monthly. Prime was 8.5% at June 30, 1998.
        Personally guaranteed by an officer/shareholder
        and his wife and secured by a Second Trust Deed
        on the officer/shareholder's residence.                     396,000

        Loan payable to financial institution, due
        on demand.  Interest accrues at 24%.
        Secured by a blanket lien on all assets
        of the Company.                                              76,000
                                                                   --------

                                                                    485,130

        Current portion                                              88,000
                                                                   --------

                                                                   $397,130
                                                                   ========

8.      CONVERTIBLE DEBENTURES:

        In May, 1995, the Company issued units consisting of convertible debentures and common stock. An aggregate of $507,500 of debentures payable and 465,374 shares of common stock were issued to various investors in exchange for $1,015,000. The debentures bear interest at the rate of 8% (payable annually), and were due in May, 1997. The Company initially offered the debenture holders two options in lieu of payment: 1) Conversion into shares of common stock at the rate of $0.60 per share or, 2) extend the due date for one year in exchange for 200 shares of common stock for each $1,000 so extended. As of June 30, 1997, 404,159 shares of common stock were issued in exchange for $242,500 of convertible debentures, and 13,000 shares were issued to extend the due date of $65,000 of convertible debentures. During the year ended June 30, 1998, 470,451 shares of common stock were issued in exchange for $265,000 of convertible debentures, and accrued interest thereon. At June 30, 1998, no convertible debentures were outstanding.


9.      DUE TO OFFICER/SHAREHOLDER:

        This loan is payable to Mr. Smith in the face amount of $53,347 plus accumulated interest of $2,588. Interest accrues at 10% and is payable annually. The principal is due in February, 2002.

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

10.     STOCK OPTIONS:

        In the fiscal year ended June 30, 1995, the Company adopted the 1995 Stock Option Plan ("95 Plan"). In September, 1995, the Company amended the 95 Plan. The 95 Plan provides for the granting of options to purchase up to 360,000 shares of common stock at an exercise price equal to the fair market value of the common stock (110% of fair market value for a holder of in excess of 10%) on the date of the grant. No options have been exercised to date.

        95 Plan activity during the year ended June 30, 1997 follows:

                                                              Average
                                                 Shares        Price
                                                 -------      -------
        Outstanding at beginning of year         360,000        $3.03
        Granted                                  164,509         2.22
        Exercised                                    -             -
        Forfeited                                204,988         2.88
                                                 -------        -----
        Outstanding at end of year               319,521        $2.06
                                                 =======        =====
        Options exercisable at June 30, 1997      67,605        $1.99
                                                 =======        =====
        Weighted average remaining
         contractual life, years                     3.9
                                                 =======

        95 Plan activity during the year ended June 30, 1998 follows:

                                                              Average
                                                 Shares        Price
                                                 -------      -------
        Outstanding at beginning of year         319,521        $2.06
        Granted                                  240,500         0.53
        Exercised                                    -            -
        Forfeited                                315,021         2.08
                                                 -------        -----
        Outstanding at end of year               245,000         0.53
                                                 =======        =====
        Options exercisable at June 30, 1998      81,025        $0.53
                                                 =======        =====
        Weighted average remaining
         contractual life, years                     4.6
                                                 =======

        Options outstanding at June 30, 1998:

                                              Shares         Price
                                              -------        -----
                                              175,000        $0.47
                                               60,000         0.63
                                               10,000         1.09
                                              -------
                                              245,000
                                              =======

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

10.     STOCK OPTIONS (CONTINUED):

        In July, 1996, the Company adopted the 1996 Stock Option Plan ("96 Plan"). The 96 Plan provides for the granting of options to purchase up to 360,000 shares of common stock at an exercise price equal to the fair market value of the common stock (110% of fair market value for a holder of in excess of 10%) on the date of the grant. No options have been exercised to date.

        96 Plan activity during the year ended June 30, 1997 follows:

                                                                Average
                                                  Shares         Price
                                                  -------       -------
        Outstanding at beginning of year              -              -
        Granted                                   209,000        $ 2.72
        Exercised                                     -              -
        Forfeited                                  90,750          4.48
                                                 --------        ------
        Outstanding at end of year                118,250        $ 1.36
                                                 ========        ======
        Options exercisable at June 30, 1997       15,312        $0.625
                                                 ========        ======
        Weighted average remaining
         contractual life, years                      4.4
                                                 ========

        96 Plan activity during the year ended June 30, 1998 follows:

                                                                Average
                                                  Shares         Price
                                                  -------       -------
        Outstanding at beginning of year          118,250        $ 1.36
        Granted                                       -              -
        Exercised                                     -              -
        Forfeited                                  77,750          1.75
                                                 --------        ------
        Outstanding at end of year                 40,500        $ 0.63
                                                 ========        ======
        Options exercisable at June 30, 1998       13,500        $ 0.63
                                                 ========        ======
        Weighted average remaining
         contractual life, years                      3.6
                                                 ========

        Options outstanding at June 30, 1998:

                                                   Shares         Price
                                                   ------         -----
                                                   40,500        $ 0.63
                                                  =======        ======

        During the fiscal year ended June 30, 1997, the Company granted non-plan options as follows: 40,000 at exercise price of $5.00 plus 55,000 at exercise price of $.625. During the fiscal year ended June 30, 1998, the Company granted non-plan options as follows: 835,000 at exercise price of $0.63 plus 25,000 at exercise price of $0.40. No options have been exercised to date.

11.     ACCOUNTING FOR STOCK BASED COMPENSATION:

        During the year ending June 30, 1997, the Company adopted the disclosure- only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized in the consolidated financial statements for the employee stock options issued.

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

11.     ACCOUNTING FOR STOCK BASED COMPENSATION (CONTINUED):

        Had compensation cost for the Company's employee stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been as indicated below:

                                                  Year ended       Year ended
                                                June 30, 1998    June 30, 1997
                                                -------------    -------------
        Net loss - as reported                     $2,307,831       $4,486,396
        Net loss - pro forma                       $2,445,099       $4,755,851
        Loss per share - as reported                    $0.37            $1.07
        Loss per share - pro forma                      $0.39            $1.13

        For the years ended June 30, 1998 and 1997, respectively, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected volatility of 209% and 120%; risk-free interest rate of 6.0% and 6.0%; and expected lives of 6.4 and 4.5 years.

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

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

12.     COMMITMENTS AND CONTINGENCIES (CONTINUED):

        COMMITMENTS (CONTINUED):

        The Company wrote off $100,000 of the advance royalty in each of the years ended June 30, 1998 and 1997, as a result of weaker than expected sales of the licensed product.

        The Company is obligated under a lease agreement for office space in Los Angeles, California. Minimum monthly payments of $14,600 are due through January 31, 1999. The lease provides for two one-year renewal options. Future minimum rental commitments under the lease is $102,200 for the year ended June 30, 1999. Rent expense for the fiscal years ended June 30, 1998 and 1997 was $208,566 and $151,813, respectively.

        The Company leases computer equipment under several operating leases that are substantially similar. These leases have expiration dates from fiscal years ending 1999 to 2002. Future minimum lease payments are:
        1999, $52,711; 2000, $11,012; 2001, $6,691; 2002,$3,387.

        In October 1997, the Company entered into an agreement with a business consulting firm. The agreement provides for a monthly fee of $10,000. The Company may terminate the agreement upon 30 days written notice.

        CONTINGENCIES:

        In connection with the acquisition discussed in Note 3, the Company acquired Western, certain assets and liabilities of SE, and certain rights from Mr. Smith. Prior to the acquisition, SE entered into a contract with GT Interactive Software Corp. ("GT") to produce a software title named "Vampire". A dispute has arisen between GT and SE whereby SE, having spent over $700,000 of its own funds on changing requirements to met GT demands, seeks reimbursement of those funds and GT, having failed to receive a complete project, is seeking the return of $645,000, funds which GT advanced to SE. The acquisition agreement specifically provides that the Company has no obligation with respect to GT. During the fiscal year ended June 30, 1998, the Company (as the alleged successor of SE) received a letter from GT requesting payment for the Vampire project. The Company responded to GT stating it is not responsible for any payment because the acquisition agreement does not provide for the Company to acquire any of the rights to the Vampire project, nor is the Company the successor to SE. In December, 1997 GT filed and served a lawsuit against Mr. Smith and SE. No lawsuit has been brought by GT against the Company to date. The Company believes it has meritorious defenses against any claims, if a lawsuit against the Company is commenced, and intends to vigorously defend itself. The Company has agreed to pay the legal fees related to the lawsuit against Mr. Smith and SE.

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

12.     COMMITMENTS AND CONTINGENCIES(CONTINUED):

        CONTINGENCIES (CONTINUED):

        The Company had entered into an agreement with BMG Music, d/b/a/ BMG Entertainment ("BMG") to distribute certain of its software titles in the United States ("BMG Agreement"). BMG and the Company reached a settlement of this agreement on June 11, 1997 ("BMG Settlement") which provided in pertinent part, that: (a) BMG agreed to pay the Company $175,000 and (b) for the BMG Releasees (as such term is defined in the BMG Settlement) to release the Company from any obligations to BMG. In connection with the BMG Agreement, the Company acquired services from Sonopress in the amount of $62,500. The Company believes Sonopress is affiliated with BMG and the Company obtained a release against this obligation pursuant to the BMG Settlement. On September 17, 1997, the Company received a letter from Sonopress' counsel requesting payment of $62,500. The Company believes, pursuant to the terms of the BMG Settlement, that it is released from this obligation. To date, no lawsuit has been brought by Sonopress against the Company. There is no assurance that Sonopress may not have a valid claim against the Company. The Company believes it has meritorious defenses, and if a lawsuit is commenced, intends to vigorously defend itself.

        In October 1995, Western entered into an agreement to develop software for certain games ("Games") for Banpresto Co. Ltd. ("Banpresto"). This agreement was related to an agreement Banpresto entered into with Sony Interactive Entertainment, Inc. ("Sony") related to the Games. Computer hardware and software ("Tools") were delivered by Sony to Western, for use in developing the Games. Banpresto alleges it paid Sony for the Tools. Western developed the Games, and Sony disapproved them. In December 1996, Banpresto and Western agreed to terminate their prior agreement. The terms of the settlement included a $200,000 payment to Western from Banpresto, and the return of the Tools to Banpresto upon written authorization from Sony. Since December of 1997, Banpresto has threatened to sue Western for failure to return the Tools, and demanded either the Tools, or $322,000, representing the cost of such Tools, per Banpresto. Western responded to Banpresto stating that it is willing to return the Tools, but may only do so with Sony's written authorization. To date, no lawsuit has been brought against the Company. The Company believes it has meritorious defenses, and if a lawsuit is commenced, intends to vigorously defend itself.

        On October 6, 1997, the Company entered into an agreement with an investment banking firm. The agreement provided for the Company to pay a retainer fee of 36,000 shares of common stock for the first quarter and 30,000 shares for each subsequent quarter. In November 1997, the Company terminated the agreement. In June 1998, the investment banking firm sent a letter demanding 30,000 shares of common stock pursuant to their agreement. The Company responded stating that the investment banking firm was not entitled to the common stock, and that the investment banking firm misrepresented themselves to the Company.

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

12.     COMMITMENTS AND CONTINGENCIES(CONTINUED):

        CONTINGENCIES (CONTINUED):

        To date, no lawsuit has been brought against the Company. The Company believes it has meritorious defenses, and if a lawsuit is commenced, intends to vigorously defend itself.

13.     INITIAL PUBLIC OFFERING:

        In March and April, 1996, the Company closed an initial public offering of common stock and redeemable warrants. A total of 1,395,000 shares of common stock and 2,415,000 redeemable warrants were issued. The redeemable warrants are exercisable at any time during a three year period ending March 20, 1999 at an exercise price of $7.00 per share. The redeemable warrants include an option whereby, under certain conditions, the Company can redeem the warrants.

        In connection with the initial public offering, the investment banker received, for nominal consideration, five year warrants to purchase 130,000 shares of common stock and 210,000 redeemable warrants. These warrants are exercisable at any time during a four year period ending March 20, 2001 for $6.00 per share of common stock and $.30 per redeemable warrant.

14.     BRIDGE FINANCING:

        On December 29, 1995 the Company completed a private offering of 343,746 shares of common stock and 515,624 redeemable warrants for an aggregate consideration of $378,750. Persuant to their terms, the redeemable warrants were automatically converted into an equal number of warrants bearing the same rights as those discussed in Note 13, "Initial public offering".

15.     RELATED PARTY TRANSACTIONS:

        During the year ended June 30, 1998, the Company incurred $45,830 of legal fees and disbursements to a law firm. For the year ended June 30, 1997, legal fees and disbursements of $175,888 were incurred to the same law firm. A partner in that firm was an officer/shareholder/director, and is currently a shareholder.

        In May, 1998, the Company issued 220,000 shares of common stock at a deemed price of $.625 to a business consulting firm with which a director of the Company is affiliated and 25,000 shares of common stock to another director in consideration of consulting services.

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

16.     INCOME TAXES:

        For income tax purposes, as of June 30, 1998 the Company has deferred start-up costs and a net operating loss carryforward approximating the financial accounting net loss since inception. The start-up costs are being amortized over five years commencing during the third quarter of fiscal 1997. The net operating loss carryforward will expire in 2012. These items result in a deferred tax asset of approximately $3,000,000. However, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax asset.

17.     BUSINESS SEGMENT INFORMATION AND FOREIGN REVENUE:

        The Company's operations have been classified into two business segments: publishing and development contracts. Prior to the Company's acquisition of Western, it operated as a publisher. For the fiscal year ended June 30, 1997 information regarding development contracts is for the five months ended June 30, 1997.

        For the fiscal year ended June 30, 1997:

                                              Development
                              Publishing       contracts       Total
                              -----------     -----------   -----------
        Revenues              $   747,000     $   757,000   $ 1,504,000
        Operating loss          3,557,000         929,000     4,486,000
        Total assets            1,063,000       5,360,000     6,423,000
        Depreciation and
         amortization             235,000         457,000       692,000
        Capital expenditures      524,000          12,000       536,000

        For the fiscal year ended June 30, 1998:

                                              Development
                              Publishing       contracts       Total
                              -----------     -----------   -----------
        Revenues              $   460,000     $ 2,300,000   $ 2,760,000
        Operating loss          1,620,000         670,000     2,290,000
        Total assets              820,000       4,765,000     5,585,000
        Depreciation and
         amortization             305,000         625,000       930,000
        Capital expenditures          -            20,000        20,000

        Foreign royalties for the fiscal year ended June 30, 1998 and 1997 were $518,000 and $458,000, respectively.

18.     EMERGENCE FROM DEVELOPMENT STAGE:

        During the third quarter of fiscal year end June 30, 1997, the Company no longer considered itself to be in the development stage. Prior thereto, the Company was considered to be in the development stage as either planned principal operations had not commenced, or such operations had commenced, but no significant revenue was derived therefrom.

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

19.     CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:

        The Company deals with a relatively small number of customers which account for the majority of revenues and receivables.

                                 % of Revenues          % of Receivables
                              Year ended June 30,        As of June 30,
                              -------------------       ----------------
                                1998       1997               1998
                                ----       ----               ----
        Customer "A"             27%        10%                11%
        Customer "B"             25%         -                 41%
        Customer "C"              -         35%                 -
        Customer "D"              -         11%                 -

20.     PRIVATE OFFERING AND WARRANTS ISSUED:

        During the fiscal year ended June 30, 1998, the Company effected a private offering of 1,200,000 shares of stock and 300,000 warrants for aggregate consideration, (net of expenses) of $397,927. The warrants are exercisable at $1.25 per share, and expire one year from the date of issuance.

        During the fiscal year ended June 30, 1998, the following warrants, exercisable upon issuance, were issued for capital raising services:

        50,000 exercisable at $1.25 per share, expiring January 14, 2001; 500,000 exercisable at $0.25 per share, expiring December 31, 2004; 350,000 exercisable at $0.625 per share, expiring December 31, 2004

        These warrants were valued using the Black Scholes pricing model (see
        Note 11 for assumptions) which resulted in a valuation of $396,808.

21.     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

        During fiscal year ended June 30, 1997:

        See Note 3 regarding acquisition.
        See Note 8 regarding convertible debentures converted.
        2,350 shares issued in settlement of $4,700 of accounts payable. 13,000 shares issued for extension of due date of debentures.

        During fiscal year ended June 30, 1998:

        See Note 8 regarding convertible debentures converted.
        470,451 shares issued in exchange for $265,000 of convertible debentures. 382,852 shares issued in settlement of $240,123 of accounts payable. 117,532 shares issued in settlement of $60,547 of notes payable. 569,000 shares issued for consulting services.

        On June 30, 1998, subscription agreements for an aggregate of 625,000 shares of common stock were executed. Net proceeds were received in July, 1998 in the amount of $435,000.

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1998 and 1997

22.     PRO FORMA INFORMATION (UNAUDITED):

        Supplemental pro forma information for the year ended June 30, 1997, as if the acquisition had occurred at the beginning of the fiscal year:

        Proforma revenue                                     $3,092,000
        Proforma net (loss)                                 ($5,780,000)
        Proforma (loss) per share                                ($1.24)