Form 10QSB
period 1998-09-30
ADRENALIN INTERACTIVE INC
filed 1998-11-13
CIK 942650

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

       Commission file number:  0-27828

                           ADRENALIN INTERACTIVE, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                        13-3779546
------------------------------                         -------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)


                  5301 Beethoven Street, Los Angeles, CA 90066
                    (Address of principal executive offices)

                                 (310) 821-7880
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

       The number of shares outstanding of each of the issuer's classes of publicly-traded common equity, as of November 10, 1998, was 8,855,271 shares of Common Stock and 2,930,624 Redeemable Warrants.

                           ADRENALIN INTERACTIVE, INC.

                                      INDEX


                                                                                  Page No.
                                                                                  --------
Part I.    Financial Information

           Item 1.    Financial Statements

                      Consolidated Balance Sheet
                      at September 30, 1998                                          3-4

                      Consolidated Statements of Operations - Three
                      Months Ended September 30, 1998 and 1997                         5

                      Consolidated Statements of Cash Flows - Three
                      Months Ended September 30, 1998 and 1997                       6-7

                      Notes to Consolidated Financial Statements                       8

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              9

Part II.   Other Information

           Item 2.    Changes in Securities and Use of Proceeds                       10

           Item 6.    Exhibits and Reports on Form 8-K                                11

                   Adrenalin Interactive, Inc. and Subsidiary
                           Consolidated Balance Sheet

                               September 30, 1998

                                     ASSETS

                                                                       Sept 30,
                                                                        1998
                                                                      ----------

Current assets:

   Cash and cash equivalents                                          $  239,775

   Accounts receivable, net of allowance
   for doubtful accounts of $45,750                                      233,992

   Prepaid expenses                                                       73,422
                                                                      ----------

           Total current assets                                          547,189
                                                                      ----------

Fixed assets, net                                                        295,074
                                                                      ----------

Other assets:

   Patents and licenses, net of accumulated
     amortization of $885,771                                          2,515,589

   Goodwill, net of accumulated amortization
     of $70,027                                                        1,610,645

   License rights, advance royalty, net of
     write-off of $225,000                                                75,000

   Capitalized software                                                   11,762

   Security deposits and other                                            18,857
                                                                      ----------

                                                                       4,231,853
                                                                      ----------

                                                                      $5,074,116
                                                                      ==========


                 See notes to consolidated financial statements.
                                   (continued)

                   Adrenalin Interactive, Inc. and Subsidiary
                     Consolidated Balance Sheet (continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       Sept 30,
                                                                        1998
                                                                      ---------

Current liabilities:

   Accounts payable and accrued liabilities                        $    606,115
   Billings in excess of costs and estimated
     earnings on uncompleted contracts
     in progress                                                         17,297
   Notes and loans payable, current portion                             143,436
                                                                              0
                                                                   ------------

Total current liabilities                                               766,848

Due to officer/shareholder                                               57,376

Notes and loans payable, non-current portion                            396,000
                                                                   ------------

     Total liabilities                                                1,220,224

Commitments and contingencies

Shareholders' equity:

   Preferred stock, $.01 par value;
     authorized, 100,000 shares;
     issued and outstanding, none                                             0
   Common stock, $.01 par value;
     authorized, 20,000,000 shares;
     issued and outstanding, 8,855,271 shares                            88,553
   Additional paid-in capital                                        13,520,299
   Accumulated deficit                                               (9,754,960)
                                                                   ------------

     Total shareholders' equity                                       3,853,892

                                                                   $  5,074,116
                                                                   ============

                 See notes to consolidated financial statements.

                   Adrenalin Interactive, Inc. and Subsidiary
                      Consolidated Statements of Operations


                                                      Three Months            Three Months
                                                           ended                ended
                                                   September 30, 1998       September 30, 1997
                                                   ------------------       ------------------
Revenues:

   Product sales                                                0                     2,367
   Development contracts                                  252,002                   249,943
   Royalties                                              123,070                   237,490
                                                          -------

                                                          375,072                   489,800
                                                          -------                   -------
Expenses:

   Cost of development contracts                          276,999                   276,457
   Research and development                                35,373                   153,951
   Selling, general and administrative                    463,244                   494,269
   Depreciation and amortization                          192,756                   381,910
   Interest expense, net                                   10,609                    18,924
                                                     ------------               -----------

                                                          978,981                 1,325,511
                                                      -----------                 ---------

Loss before income taxes                                 (603,909)                 (835,711)

Income taxes                                                    0                         0
                                                      -----------                ----------

Net loss                                              $  (603,909)               $ (835,711)
                                                      ===========                ==========

Per share information:
   Basic:
     Net loss per share                               $     (0.07)               $    (0.16)
                                                      ============               ===========
     Weighted average shares outstanding                8,745,800                 5,132,339
                                                      ===========                ==========

   Diluted:
     Net loss per share                               $     (0.07)               $    (0.16)
                                                      ===========                ==========
     Weighted average shares outstanding                8,745,800                 5,132,339
                                                      ===========                ==========


                 See notes to consolidated financial statements.

                   Adrenalin Interactive, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows


                                                         Three Months               Three Months
                                                              ended                   ended
                                                      September 30, 1998          September 30, 1997
                                                      ------------------          ------------------
Cash flows from operating activities:

Net loss                                                    ($ 603,909)           ($ 835,711)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Common stock issued for services                            52,500                     0
    Write-off of license rights                                 25,000                25,000
    Amortization                                               129,659               257,089
    Depreciation                                                38,097                99,821

Change in:
   Accounts receivable                                        ( 53,288)          (    26,906)
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                       15,086                20,600
    Prepaid expenses                                             1,352           (    15,609)
    Other assets                                                     0                11,615
   Accounts payable and accrued liabilities                        647                87,288
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts in progress                                  (   18,758)              210,776
                                                            ----------            ----------

Net cash used in operating activities                         (413,614)             (166,037)
                                                            ----------            ----------


Cash flows from investing activities:
  Purchase of fixed assets                                      (3,721)               (2,946)
                                                            ----------            ----------

Net cash used in investing activities                           (3,721)               (2,946)
                                                            ----------            ----------


Cash flows from financing activities:
    Payments on notes and loans payable                       (253,807)              (40,112)

    Proceeds from notes and loans                              308,113                     0
    Payments on due to officer,
      net of interest accrued                                    1,441                 2,237
    Proceeds from common stock subscription                    435,000                     0
                                                            ----------            ----------




Net cash provided by (used in)
 financing activities                                          490,747               (37,875)
                                                            ----------            ----------

Increase (decrease) in cash and cash
  equivalents                                                   73,412              (206,858)

Cash and cash equivalents, beginning                           166,363               228,761

Cash and cash equivalents, ending                           $  239,775            $   21,903
                                                            ==========


Cash paid during the year for:
 Interest                                                   $    4,668            $        0
                                                            ==========            ==========

 Income taxes                                               $        0            $        0
                                                            ==========            ==========

During the three months ended September 30, 1998, 105,000 shares of common stock were issued for consulting services.

During the three months ended September 30, 1998, 59,210 shares of common stock were issued in exchange for warrants for 75,000 shares of common stock.

During the three months ended September 30, 1997, 135,417 shares of common stock were issued in exchange for $81,250 of convertible debentures.

During the three months ended September 30, 1997, 1,250 shares of common stock were issued for extension of due date of convertible debentures.

                See notes to consolidated financial statements.

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


1. The consolidated financial statements as of September 30, 1998 and for the three month periods ending September 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1999.

2. Certain amounts reported for the three months ended September 30, 1997 have been reclassified to conform to the presentation of the three months ended September 30, 1998. Net income was not affected by this reclassification.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Results of Operations.

                  For its first quarter of fiscal 1999 ended September 30, 1998, the Company had revenues of $375,072 as compared to revenues of $489,800 for the same period in fiscal 1998. Revenues for the first fiscal quarter ended September 30, 1998 were lower than expected, primarily due to delays in the start-up of new funded toy and game development projects which started in the second fiscal quarter ending December 31, 1998 and lower royalty revenues from existing contracts. The Company had a net loss of $603,909 for the first fiscal quarter ended September 30, 1998, or $.07 per share, an improvement of $231,802 from a net loss in the first quarter of fiscal 1998 of $835,711, or $.16 per share.

                  Expenses during the first fiscal quarter ended September 30, 1998 of $978,981 were lower than expenses in the same period of fiscal 1998 of $1,325,511, an improvement of $346,530. These lower expenses were principally due to reductions in the Company's research and development expenses, general and administrative expenses and amortization and depreciation expenses.

           Financial Condition.

                  For the first fiscal quarter ended September 30, 1998, the Company had a working capital deficit of $219,659 as compared to positive working capital of $142,404 as of June 30, 1998.

                  The Company's cash and cash equivalents were $239,775 as of September 30, 1998 compared to $601,363 as of June 30, 1998. The cash was used in connection with the acquisition of new funded toy and game development projects and the funding of the Company's quarterly loss, including completion of existing projects.

                  As of September 30, 1998, the Company's stockholders' equity was $3,853,892 as compared to stockholders' equity of $4,405,301 as of June 30, 1998.

                  The weighted number of shares of Common Stock outstanding for the first fiscal quarter ended September 30, 1998 was 8,745,800 as compared to 5,132,339 for the same quarter of fiscal 1998.

                            PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

           (c)        Recent Sales of Unregistered Securities.

                      1. In July 1998, the Company issued 100,000 shares of Common Stock originally committed to be issued in June 1998 at a deemed price equal $1.00 per share to Lloyd Wade Securities, Inc. ("Lloyd Wade") as consulting fees for certain investment banking activities performed and/or committed to be performed by Lloyd Wade on behalf of the Company. Lloyd Wade is an "accredited investor" as defined in Rule 501(a) of the Securities Act. No underwriter was employed in connection with such issuance and no underwriting discounts or commissions were paid in connection therewith. The Company's issuance of such 100,000 shares of Common Stock to Lloyd Wade was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

                      2. In September 1998, the Company issued an aggregate of 59,210 shares of Common Stock pursuant to the cashless exercise by a transferee of Mackenzie Shea, Inc. ("MSI") of an aggregate of 75,000 warrants originally issued to MSI by the Company in October 1997. No underwriter was employed in connection with such issuance and no underwriting discounts or commissions were paid in connection therewith. Such transferee of MSI is an "accredited investor" as defined in Rule 501(a) of the Securities Act. The Company's issuance of such 59,210 shares of Common Stock to such transferee of MSI was exempt from the registration requirements of the Securities Act pursuant to Section 4(2).

                      3. In September 1998, the Company issued 50,000 shares of Common Stock at a deemed price equal to $0.50 per share to Kayne International, Inc. ("Kayne"), a business consulting company with which Thomas
A. Schultz, a Director of the Company, is affiliated. At the same time, the Company issued 50,000 shares of Common Stock at a deemed price equal to $0.50 per share to Robert A.D. Wilson, a Director of the Company. The consideration for such aggregate of 100,000 shares of Common Stock was each such person's agreement to provide additional consulting services to the Company pursuant to their prior consulting agreements with the Company. At the same time, the Company issued an aggregate of 5,000 shares of its Common Stock at a deemed price equal to $0.50 per share to two of the company's vendors pursuant to such vendors' contracts with the Company. Each of Kayne, Mr. Wilson and such two vendors of the Company is an "accredited investor" as defined in Rule 501(a) under the Securities Act. No underwriter was employed in connection with the issuance of such aggregate of 105,000 shares of Common Stock and no underwriting discounts or commissions were paid in connection therewith. The Company's issuance of such aggregate of 105,000 shares of Common Stock to such four persons was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)        Exhibits.

                      27    Financial Data Schedules.

           (b) Reports on Form 8-K. During the quarter ended September 30, 1998, the registrant did not file any reports on Form 8-K.


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1998
                                            ADRENALIN INTERACTIVE, INC.


                                          By:  /s/ Jay Smith, III
                                              -------------------------------
                                                  Jay Smith, III, President,
                                                  Chief Executive Officer
                                                  and Treasurer
                                                  (principal executive,
                                                  financial and accounting
                                                  officer).