Form 10QSB
period 1998-12-31
ADRENALIN INTERACTIVE INC
filed 1999-02-16
CIK 942650

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

[X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

       Commission file number:  0-27828

                           ADRENALIN INTERACTIVE, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                           13-3779546
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                  5301 Beethoven Street, Los Angeles, CA 90066
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (310) 821-7880
                           ---------------------------
                           (Issuer's telephone number)


------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

       The number of outstanding of each of the issuer's classes of publicly-traded common equity, as of February 12, 1999, was 3,051,765 shares of Common Stock (which number of securities has been adjusted to reflect the issuer's 1-for-3 reverse stock split effected on December 29, 1998), and 2,930,624 Redeemable Warrants (each Redeemable Warrant entitling the holder thereof the right to purchase 1/3 share of the issuer's Common Stock at a price equal to $21.00 per share on or prior to March 19, 1999 as a result of such 1-for-3 reverse stock split effected on December 29, 1998).

                           ADRENALIN INTERACTIVE, INC.

                                      INDEX


                                                                              Page No.
                                                                              --------
Part I.    Financial Information

           Item 1.    Financial Statements

                      Consolidated Balance Sheet
                      at December 31, 1998                                        3-4

                      Consolidated Statements of Operations - Three
                      Months Ended December 31, 1998 and 1997 and
                      Six Months Ended December 31, 1998 and 1997                    5

                      Consolidated Statements of Cash Flows - Six
                      Months Ended December 31, 1998 and 1997                      6-7

                      Notes to Consolidated Financial Statements                     8

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         9-10

Part II.   Other Information

           Item 2.    Changes in Securities and Use of Proceeds                     11

           Item 6.    Exhibits and Reports on Form 8-K                              12

                   Adrenalin Interactive, Inc. and Subsidiary
                           Consolidated Balance Sheet

                                     ASSETS

                                                                                 December 31,
                                                                                     1998
                                                                                 ------------
Current assets:
 Cash and cash equivalents                                                        $  365,771
 Accounts receivable, net of reserve
  of $45,750                                                                         189,147
 Prepaid expenses                                                                     94,653
                                                                                  ----------
    Total current assets                                                             649,571
                                                                                  ----------

Fixed assets, net                                                                    283,040
                                                                                  ----------

Other assets:
 Patents and licenses, net of accumulated
  amortization of $992,062                                                         2,409,297
 Goodwill, net of accumulated amortization
  of $80,531                                                                       1,600,141
 License rights, advance royalty, net of
  write-off of $250,000                                                               50,000
 Security deposits and other                                                          18,486
                                                                                  ----------

                                                                                   4,077,924
                                                                                  ----------
                                                                                  $5,010,535
                                                                                  ==========


                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                                         $  447,394
 Billings in excess of costs and estimated
  earnings on contracts in progress                                                  453,156
                                                                                  ----------

    Total current liabilities                                                        900,550

    Due to officer/shareholder                                                        53,466

    Notes payable                                                                    396,000
                                                                                  ----------

       Total liabilities                                                           1,350,016
                                                                                  ----------

Commitments and contingency

Shareholders' equity:
 Preferred stock, $.01 par value; authorized,
  100,000 shares; issued and outstanding, none                                             0
 Common stock, $.03 par value; authorized,
  20,000,000 shares; issued and outstanding,
  2,951,757 shares                                                                    88,553
 Additional paid-in capital                                                       13,520,299
 Accumulated deficit                                                              (9,948,333)
                                                                                  ----------
                                                                                   3,660,519

                                                                                  $5,010,535
                                                                                  ==========

                 See notes to consolidated financial statements.

                   Adrenalin Interactive, Inc. and Subsidiary
                      Consolidated Statements of Operations




                               Three               Three                 Six                   Six
                               Months              Months                Months                Months
                               Ended               Ended                 Ended                 Ended
                               December 31,        December 31,          December 31,          December 31,
                               1998                1997                  1998                  1997
                               ------------        ------------          ------------          ------------
Revenues:
 Product sales                  $        0          $        0            $        0            $    2,367
 Development contracts             156,939             584,207               408,941               834,150
 Royalties                         578,563             268,345               701,633               505,835
                                ----------          ----------            ----------            ----------

                                   735,502             852,552             1,110,574             1,342,352
                                ----------          ----------            ----------            ----------

Expenses:
 Cost of product sales                   0                   0                     0                34,000
 Cost of development
  contracts                        360,354             299,974               637,353               576,431
 Research and development                0              24,641                35,373               236,592
 Selling, general
  and administrative               362,986             437,313               826,230               839,582
 Depreciation and
  amortization                     192,026             192,699               384,782               574,609
 Interest expense                   13,509              13,188                24,118                32,112
                                ----------          ----------            ----------            ----------

                                   928,875             967,815             1,907,856             2,293,326
                                ----------          ----------            ----------            ----------

Net loss                        $  193,373          $  115,263            $  797,282            $  950,974
                                ==========          ==========            ==========            ==========

Net loss per common share,
 basic and diluted,
 adjusted for 1-for-3
 reverse split                  $      .07          $      .06            $      .27            $      .52
                                ==========          ==========            ==========            ==========

Weighted average
 shares outstanding,
 adjusted for 1-for-3
 reverse split                   2,951,757           1,955,317             2,933,511             1,833,048
                                ==========          ==========            ==========            ==========


                 See notes to consolidated financial statements.

                   Adrenalin Interactive, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                         Six months            Six months
                                                                         Ended                 Ended
                                                                         December 31,          December 31,
                                                                         1998                  1997
                                                                         ------------          ------------
Cash flows from operating activities:
Net loss                                                                 ($  797,282)           ($ 950,975)
Adjustments to reconcile net loss
 to net cash used in operating activities:
 Stock issued for services                                                    52,500                     0
 Loss on disposal of assets                                                   24,300                     0
 Write off of license rights                                                  50,000                50,000
 Write off of capitalized software                                            63,192                50,700
 Amortization                                                                258,588               304,455
 Depreciation                                                                 76,194               169,454


Change in:
  Accounts receivable                                                      (   8,443)           (  163,296)
  Costs and estimated earnings in excess of
   billings on contracts in progress                                          15,086                20,600
  Billings in excess of costs and estimated
   earnings on contracts in progress                                         417,101               182,953
  Accounts payable and accrued expenses                                     (158,074)               82,986
  Prepaid expense                                                          (  19,879)          (    14,029)
  Other assets                                                                     0           (   108,491)
                                                                         -----------            ----------
Net cash used in operating activities                                      (  89,909)          (   375,643)
                                                                         -----------            ----------

Cash flows from investing activities:
 Purchase of fixed assets                                                  (  54,084)          (     8,860)
                                                                         -----------            ----------
Net cash used in investing activities                                      (  54,084)          (     8,860)
                                                                         -----------            ----------

Cash flows from financing activities:
  Payments on notes and loans payable                                      ( 415,243)            (  94,756)
  Proceeds from notes and loans payable                                      326,113               192,000
  Payments on due to officer                                               (   2,469)            (  30,097)
  Issuance of common stock and warrants,
   Net of costs of issuance                                                        0               303,176
  Proceeds from common stock subscription                                    435,000                     0
                                                                         -----------            ----------
Net cash provided by financing activities                                    343,401             ( 370,323)
                                                                         -----------            ----------

Increase (decrease) in cash
 and cash equivalents                                                        199,408              ( 14,180)

Cash and cash equivalents, beginning                                         166,363               228,761
                                                                         -----------            ----------

Cash and cash equivalents, ending                                        $   365,771           $   214,581
                                                                         ===========           ===========

During the six months ended December 31, 1998, shares of common stock were issued as follows:

35,000 shares of common stock were issued for consulting services.

19,737 shares of common stock were issued upon the cashless exercise of warrants for 25,000 shares of common stock.


                 See notes to consolidated financial statements.

                           Adrenalin Interactive, Inc.

                   Notes to Consolidated Financial Statements

1. The financial statements as of December 31, 1998 and for the three and six month periods ending December 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for the three and six months periods ended December 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1999.

2. During the quarter ended December 31, 1998, the Company effected a 1-for-3 reverse split in respect of its common stock. All amounts have been restated to account for the reverse split.

3. During the quarter ended December 31, 1998, the Company modified previously- issued warrants as described below:

         141,666 warrants previously exercisable at $.75 per share were reduced to $.15 per share.

         100,000 warrants previously exercisable at $1.875 per share were reduced to $.15 per share.

         A Black-Scholes calculation of these warrants resulted in a lower total cost than the calculation at the time of the original issuance of the warrants; accordingly, no additional cost was recorded.

4. During the six months ended December 31, 1998, the Company issued 35,000 shares of common stock for services performed.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Results of Operations.

           For its second fiscal quarter ended December 31, 1998, the Company realized revenues of $735,502 as compared to revenues of $375,072 for its first fiscal quarter ended September 30, 1998, an increase of approximately 96%. Such increased revenues were principally due to the Company's start of work on new video and computer game development contracts including a new Brunswick bowling game being developed for THQ, Inc. and a Flintstones bowling game being developed for South Peak, revenues from new projects involving Internet-refreshed toys such as WWF action figures being jointly manufactured and marketed with Jakks Pacific and royalties from sales of TV Mouse and other previously-licensed products. The Company experienced a net loss for its second fiscal quarter of $193,373, or $.07 per share, an improvement of $410,536 from a net loss $603,909 for its first fiscal quarter ended September 30, 1998, or $.21 per share. Excluding non-cash depreciation and amortization, the Company's results of operations for its second fiscal quarter ended December 31, 1998 were essentially breakeven.

           The Company's revenues of $735,502 for its second fiscal quarter ended December 31, 1998 were down $117,050, or 14%, from its revenues of $852,552 for its second fiscal quarter ended December 31, 1997. The Company's expenses of $928,875 for its second fiscal quarter ended December 31, 1998 were also down $38,940, or 4%, from its expenses of $967,815 for its second fiscal quarter ended December 31, 1997. However, the Company's net loss for its second fiscal quarter ended December 31, 1998 of $193,373 was $78,110, or 68%, greater than its net loss of $115,263 for its second fiscal quarter ended December 31, 1997.

           For the six months ended December 31, 1998 and 1997, the Company had revenues of $1,110,574 and $1,342,352, respectively, a decrease of $231,778 in the current six-month period. For the six months ended December 31, 1998 and 1997, the Company incurred expenses of $1,907,856 and $2,293,326, respectively, a decrease of $385,470 in the current six-month period. The Company incurred a net loss of $797,282, or $.27 per share, for the six-month period ended December 31, 1998 as compared to $950,974, or $.52 per share, for the six-month period ended December 31, 1997, a $153,692 reduction of losses in the current six-month period. The decreased revenues, expenses and losses during the six-month period ended December 31, 1998 were principally due to the fact that the Company closed its New York offices and business and concentrated on the business of its subsidiary, Western Technologies, located in Los Angeles.

           Financial Condition.

           At the end of its second fiscal quarter ended December 31, 1998, the Company had a working capital deficit of $250,979 as compared to a working capital deficit of $219,659 as at the end of its first fiscal quarter ended September 30, 1998.

           The Company's cash and cash equivalents as at December 31, 1998 increased to $365,711 from $239,775 as at September 30, 1998, an increase of $125,996. This increase in cash was primarily due to customer advances on new video and computer game contracts.

           As of the end of its second fiscal quarter ended December 31, 1998, the Company's Shareholders' Equity was $3,660,519 as compared to $3,853,892 as of the end of its first fiscal quarter ended September 30, 1998.

           The weighted number of shares of the Company's Common Stock outstanding during the second fiscal quarter ended December 31, 1998 was 2,951,757 as compared to 1,955,317 shares during the second fiscal quarter of the prior year ended December 31, 1997. Both figures have been adjusted to take into account the 1-for-3 reverse stock split effected on December 29, 1998.

                            PART II-OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

           (c)        Recent Sales of Unregistered Securities.

                      1. In December 1998, the Company agreed to modify certain previously-issued warrants held by transferees of Mackenzie Shea, Inc. ("MSI"). As a result of such modification, the exercise price of warrants covering an aggregate of 141,666 shares of the Company's Common Stock originally exercisable at $0.75 per share was reduced to $0.15 per share and the exercise price with respect to warrants covering an aggregate of 100,000 shares of the Company's Common Stock originally exercisable at $1.875 per share was reduced to $0.15 per share. The expiration date of all such warrants was also modified to December 31, 2000 from December 31, 2004.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)        Exhibits.

                      10.1 Amendment C to Agreement to Engage Mackenzie Shea, Inc. ("MSI") as Business Consultants for Wanderlust Interactive, Inc. ("Wanderlust") [name has since been changed to Adrenalin Interactive, Inc. ("ADRN")], dated December 22, 1998, between MSI and the Company.

                      10.2 Form of First Amendment to Warrant in respect of warrants held by transferees of MSI to purchase an aggregate of 241,666 shares of the Company's Common Stock.

                      27    Financial Data Schedules.

           (b)        Reports on Form 8-K.

                      1. On December 30, 1998, the Company filed a report on Form 8-K in respect of the Company's 1-for-3 reverse stock split effected on and as of December 29, 1998.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February ___, 1999

                                        ADRENALIN INTERACTIVE, INC.


                                        By: /s/ Jay Smith, III
                                            ---------------------------------
                                            Jay Smith, III, President, Chief
                                            Executive Officer and Treasurer
                                            (principal executive, financial and
                                            accounting officer).