Form 10QSB
period 1999-03-31
ADRENALIN INTERACTIVE INC
filed 1999-05-13
CIK 942650

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

     Commission file number:  0-27828

                         ADRENALIN INTERACTIVE, INC.
                         ---------------------------
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

                                (310) 821-7880
                                --------------
                         (Issuer's telephone number)
------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes ..X..   No ....

     The number of outstanding shares of the issuer's only class of publicly-traded common equity, as of May 10, 1999, was 3,229,422 shares of Common Stock, $0.03 par value (which number of shares has been adjusted to reflect the issuer's 1-for-3 reverse stock split effected on December 29, 1998).


                                     -1-
                            Exhibit Index on Page 14

                         ADRENALIN INTERACTIVE, INC.

                                    INDEX


                                                                      Page No.
                                                                      --------
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheet
                 at March 31, 1999                                           3-4

                 Consolidated Statements of Operations - Three
                 Months Ended March 31, 1999 and 1998 and
                 Nine Months Ended March 31, 1999 and 1998                     5

                 Consolidated Statements of Cash Flows - Nine
                 Months Ended March 31, 1999 and 1998                        6-7

                 Notes to Consolidated Financial Statements                    8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        9-10

Part II. Other Information

         Item 2. Changes in Securities and Use of Proceeds                 11-12

         Item 6. Exhibits and Reports on Form 8-K                             12

                  Adrenalin Interactive, Inc. and Subsidiary
                          Consolidated Balance Sheet

                                    ASSETS

                                                           March 31
                                                             1999
                                                         ----------
Current assets:
 Cash and cash equivalents                               $  130,799
 Accounts receivable, net of reserve
  of $45,750                                                137,845
 Prepaid expenses                                           101,703
    Total current assets                                    370,347
                                                         ----------
Fixed assets, net                                           268,033
                                                         ----------
Other assets:
 Patents and licenses, net of accumulated
  amortization of $1,098,355                              2,303,005
 Goodwill, net of accumulated amortization
  of $91,037                                              1,589,637
 License rights, advance royalty, net of
  write-off of $275,000                                      25,000
 Security deposits and other                                 18,115
                                                         ----------
                                                          3,935,757
                                                         ----------
                                                         $4,574,137
                                                         ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                $  389,135
 Billings in excess of costs and estimated
  earnings on contracts in progress                         164,203
                                                         ----------
    Total current liabilities                               553,338

    Notes payable                                           396,000
                                                         ----------
       Total liabilities                                    949,338
                                                         ----------

Commitments and contingency

Shareholders' equity:
 Preferred stock, $.01 par value; authorized,
  100,000 shares; issued and outstanding, none                    0
 Common stock, $.03 par value; authorized,
  20,000,000 shares; issued and outstanding,
  3,187,759 shares                                           95,639
 Additional paid-in capital                              13,575,890
 Accumulated deficit                                    (10,046,730)
                                                         ----------
                                                          3,624,799
                                                         ----------
                                                         $4,574,137
                                                         ==========







                See notes to consolidated financial statements.

                  Adrenalin Interactive, Inc. and Subsidiary
                     Consolidated Statements of Operations


                             Three        Three        Nine        Nine
                             Months       Months       Months      Months
                             Ended        Ended        Ended       Ended
                             March        March        March       March
                             31, 1999     31, 1998     31, 1999    31, 1998
                             --------     --------     --------    --------

Revenues:
 Product sales               $        0   $        0   $        0   $    2,367
 Development contracts          735,105      469,153    1,144,046    1,303,303
                                206,229      431,736      907,862      937,571
                             ----------   ----------   ----------   ----------

                                941,334      900,889    2,051,908    2,243,241
                             ----------   ----------   ----------   ----------

Expenses:
 Cost of product sales                0            0            0            0
 Cost of development
  contracts                     409,109      281,825    1,046,462      858,256
 Research and development             0            0       35,373      236,592
     Selling, general
  and administrative            437,668      586,784    1,263,898    1,460,366
 Depreciation and
  amortization                  180,264      168,023      565,046      742,631
 Interest expense                12,690       11,910       36,808       44,022
                             ----------   ----------   ----------   ----------

                              1,039,731    1,048,542    2,947,587    3,341,867
                             ----------   ----------   ----------   ----------

Net loss                     $   98,397   $  147,653   $  895,679   $1,098,626
                             ==========   ==========   ==========   ==========

Net loss per common share,
 basic and diluted,
 adjusted for 1 for 3
 reverse split               $      .03   $      .07   $      .30   $      .56
                             ==========   ==========   ==========   ==========

Weighted average
 shares outstanding,
 adjusted for 1 for 3
 reverse split                3,109,666    2,206,524    2,992,230    1,957,540
                             ==========   ==========   ==========   ==========

                See notes to consolidated financial statements.

                  Adrenalin Interactive, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

                                               Nine months      Nine months
                                               Ended            Ended
                                               March 31,        March 31,
                                               1999             1998
                                               -----------      -----------
Cash flows from operating activities:
Net loss                                        ($895,659)      $(1,098,634)
Adjustments to reconcile net loss
 to net cash used in operating activities:
 Stock issued for services                         52,500            77,250
 Stock options issued for services                 35,043                 0
 Loss on disposal of assets                        24,300             4,725
 Write off of license rights                       75,000            75,000
 Write off of capitalized software                 24,254            63,192
 Amortization                                     350,387           385,821
 Depreciation                                     114,291           217,248

Change in:
  Accounts receivable                              42,859       (    12,467)
  Costs and estimated earnings in excess of
   billings on contracts in progress               15,086             6,260
  Billings in excess of costs and estimated
   earnings on contracts in progress              128,148            47,656
  Accounts payable and accrued expenses         ( 195,475)           53,270
  Prepaid expenses                              (  26,929)      (    59,264)
  Other assets                                      1,114       (    56,670)
                                                 --------        ----------
Net cash used in operating activities           ( 255,101)      (   296,613)
                                                 --------        ----------

Cash flows from investing activities:
 Purchase of fixed assets                       (  77,174)      (    10,306)
                                                 --------        ----------
Net cash used in investing activities           (  77,174)      (    10,306)
                                                 --------        ----------

Cash flows from financing activities:
  Payments on notes and loans payable           ( 408,467)      (   137,028)
  Proceeds from notes and loans payable           326,113           192,000
  Payments on due to officer                    (  55,935)      (    28,756)
  Issuance of common stock and warrants,
   Net of costs of issuance                             0           305,637
  Proceeds from common stock subscription         435,000                 0
                                                 --------         ---------

Net cash provided by financing activities         296,711           331,853
                                                 --------         ---------

Increase (decrease) in cash
 and cash equivalents                           (  35,564)           24,934

Cash and cash equivalents, beginning              166,363           228,761
                                                 --------         ---------

Cash and cash equivalents, ending                $130,799         $ 253,695
                                                 ========         =========

During the nine months ended March 31, 1999, shares of common stock were issued as follows:

35,000 shares of common stock were issued for consulting services.

237,502 shares of common stock were issued in exchange for warrants for 274,998 shares of common stock.

18,423 shares were issued in settlement of $27,634 of accounts payable.







                See notes to consolidated financial statements.

                          Adrenalin Interactive, Inc.

                  Notes to Consolidated Financial Statements

1. The financial statements as of March 31, 1999 and for the three and nine month periods ending March 31, 1999 and 1998 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1999.

2. During the quarter ended December 31, 1998, the Company effected a 1 for 3 reverse common stock split. All amounts have been restated to account for the reverse split.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Result of Operations.

              For its third fiscal quarter ended March 31, 1999, the Company realized revenues of $941,334, an increase of approximately 28% from its revenues of $735,502 for the immediately preceding fiscal quarter ended December 31, 1998. Such revenue increase was principally due to stronger development business in video games, new products for the Company's Internet-based toy technology and royalties for products licensed by the Company. The Company experienced a net loss during its third fiscal quarter of $98,397, or $0.03 a share, an improvement of approximately 49% over the net loss of $193,373 from the immediately preceding quarter ended December 31, 1998. Excluding amortization and depreciation of $180,264, the Company's results of operations were positive to the extent of $81,867.

              The Company's $941,334 in revenues for its third fiscal quarter ended March 31, 1999 exceeded its revenues for the corresponding quarter in the prior year by $40,445, or approximately 4.5%. The Company's net loss for its third fiscal quarter ended March 31, 1999 of $98,397 was approximately 33% less than the Company's net loss of $147,652 reported for the corresponding quarter a year ago.

              For the nine months ended March 31, 1999, the Company realized revenues of $2,051,908, an approximately 8.5% decrease from the $2,243,241 in revenues realized during the nine months ended March 31, 1998. However, the Company incurred expenses of only $2,941,587 for the nine months ended March 31, 1999, a decrease of $394,280, or approximately 12%, from the Company's expenses of $3,341,867 during the nine months ended March 31, 1998. The Company's net loss of $895,679, or $0.30 per share, for the nine months ended March 31, 1999 was approximately 18.5% less than the Company's net loss of $1,098,626, or $0.56 per share, for the nine months ended March 31, 1998. The Company's decrease in revenues and improvement in the level of expenses and losses during the nine months ended March 31, 1999 were principally due to the fact that the Company had previously closed its New York offices during fiscal 1998 and has increased its game development and Internet toy business in California during fiscal 1999.

         Financial Condition.

              At March 31, 1999, the Company had a working capital deficit of $182,991 as compared to a working capital deficit of $250,979 as of December 31, 1998, an improvement of $67,998.

              The Company's cash and cash equivalents at March 31, 1999 were $130,799, as compared to $365,711 at December 31, 1998. At March 31, 1999, the
Company's shareholders' equity was $3,624,799, as compared to $3,660,519 at December 31, 1998.

              The weighted number of shares of the Company's Common Stock outstanding during the third fiscal quarter ended March 31, 1999 was 3,109,666, as compared to 2,206,524 shares during the third fiscal quarter of the prior year ended March 31, 1998. Both figures have been adjusted to take into account the 1-for-3 reverse stock split effected on December 29, 1998.

                           PART II-OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

        (c)    Recent Sales of Unregistered Securities.

               1. On January 18, 1999, the issuer granted nonqualified stock options to purchase up to 45,000 shares of the issuer's Common Stock at an exercise price equal to $0.75 per share to a consultant to the Company. 50% of such options vested as of the date of grant and 50% vest on and as of the date that the issuer consummates the acquisition of another entity pursuant to which the issuer maintains its listing on the Nasdaq SmallCap Market (whether such acquisition occurs by means of a merger or consolidation, a stock-for-stock exchange, a purchase of all or substantially all of the assets of another entity in exchange for the issuer's Common Stock or other equity securities or other reorganization whereby the issuer acquires ownership of not less than a majority of the voting power or voting interest of such other entity). The options expire (to the extent not previously exercised) on January 17, 2004. Such consultant to the issuer is an "accredited investor" as defined in Rule 501(a) under the Securities Act. No underwriter was employed in connection with the grant of such options and no underwriting discounts or commissions were paid in connection therewith. The issuer's grant of such options to such consultant was exempt from the registration requirements of the Securities Act pursuant to Section 4(2).

               2. In January and February 1999, the issuer issued an aggregate of 217,765 shares of Common Stock pursuant to the cashless exercise by transferees of Mackenzie Shea, Inc. ("MSI") of an aggregate of 249,998 post-split warrants originally issued to MSI by the issuer in October and December 1997. No underwriter was employed in connection with such issuance and no underwriting discounts or commissions were paid in connection therewith. Each of such transferees of MSI was an "accredited investor" as defined in Rule 501(a) of the Securities Act. The issuer's issuance of such 217,765 shares of Common Stock to such transferees of MSI was exempt from the registration requirements of the Securities Act pursuant to Section 4(2).

               3. In February 1999, the issuer issued an aggregate of 18,423 shares of Common Stock at a price equal to $1.50 per share to two providers of services to the issuer in exchange for such providers' cancellation of an aggregate of $27,634.50 of accounts payable owed by the issuer to such providers. Each of such providers is an "accredited investor" as defined in Rule 501(a) of the Securities Act. No underwriter was employed in connection with such issuance and no underwriting discounts or commissions were paid in connection with such issuance. The issuance of Common Stock to such two service providers was exempt from the registration requirements of the Securities Act pursuant to Section 4(2).

               4. On February 22, 1999, the issuer granted nonqualified stock options to purchase up to 25,000 shares of the issuer's Common Stock to a new Director, Edward H. Mackay, at an exercise price equal to $1.50 per share. Such options become 100% vested as of the date of grant and such options expire (to the extent not previously exercised) on February 21, 2004. Mr. Mackay is an "accredited investor" as defined in Rule 501(a) under the Securities Act. No underwriter was employed in connection with the grant of such options to Mr. Mackay and no underwriting discounts or commissions were paid in connection therewith. The issuer's grant of such options to Mr. Mackay was exempt from the registration requirements of the Securities Action pursuant to Section 4(2).

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Reports on Form 8-K.

               1. On March 23, 1998, the issuer filed a report on Form 8-K in respect of its execution of a letter of intent to acquire McGlenn Micro, Inc. ("MMI").

               2. On April 30, 1999, the issuer filed a report on Form 8-K announcing that it was seeking to raise a minimum of $500,000 and a maximum of $2,000,000 in gross proceeds pursuant to a private placement of units consisting of one share of Common Stock and one detachable warrant to purchase three shares of Common Stock at a per unit price of $4.00. The exercise price of the detachable warrants is $0.05 per share and the warrants will expire in their entirety if the proposed merger between the issuer and MMI is consummated and are not exercisable unless the merger is abandoned.

               3. On April 30, 1999, the issuer filed a Form 8-K correcting an erroneous report issued by Dow Jones in respect of the details of the issuer's proposed private placement financing previously announced on April 30, 1999.

               4. On April 30, 1999, the issuer filed a report on Form 8-K announcing that it had executed a definitive merger agreement with MMI.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1999

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

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.         Description                                         Page
-----------         -----------                                         ----

   27               Financial Data Schedule                              15