Form 10KSB
period 1999-06-30
ADRENALIN INTERACTIVE INC
filed 1999-09-24
CIK 942650

================================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
================================================================================

                                   FORM 10-KSB
                             -----------------------

             [X]     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1999

             [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No.: 0-27878
                     --------------------------------------

                           ADRENALIN INTERACTIVE, INC.
                 (Name of small business issuer in its charter)

                        Delaware                            13-3779546
              (State or other jurisdiction                 (IRS Employer
            of incorporation or organization             Identification No.)

       5301 Beethoven Street, Suite 255, Los Angeles, CA       90066
           (Address of principal executive offices)         (Zip code)

                 Issuer's telephone number:               (310) 821-7880

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.03 per share,

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

      The issuer's revenues for its fiscal year ended June 30, 1999 were $2,880,936.

      The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as reported by the Nasdaq SmallCap Market on September 20, 1999 was $11,259,210 (computed on the basis of $3.50 per share, the last reported sale price for shares of the Company's Common Stock on the Nasdaq SmallCap Market as of such date).

      As of September 20, 1999, the registrant had outstanding 3,539,343 shares of Common Stock.

                                     PART I

Item 1. Description of Business.

General

        We were incorporated in Delaware in May 1994. In March 1995, we changed our name to Wanderlust Interactive, Inc. In May 1998, we again changed our name to Adrenalin Interactive, Inc. On December 29, 1998, we effected a 1-for-3 share reverse stock split in our common stock.

        As used herein, "Adrenalin", "we", "us" and "our" refer to Adrenalin Interactive, Inc. and our subsidiaries including Western Technologies, Inc. ("Western"), unless the context requires otherwise. Similarly, the term "McGlen" refers to McGlen Micro, Inc. and its subsidiaries, unless the context requires otherwise. As discussed herein, we intend to merge with McGlen. We have supplied all information contained in this report relating to us and McGlen has supplied all information contained in this report relating to it.

Our Business

        We principally develop video games for use with Sony, Nintendo and Sega video game consoles pursuant to funded contracts with video game developers, entertainment titles for PCs and electronic toys including interactive, Web-powered toys which are refreshed from a PC via the Internet. We also create interactive television games for digital set-top boxes and publish or license PC games in 24 countries and 15 languages.

McGlen's Business

        McGlen was formed in May 1996 to sell computer products over the Internet. McGlen considers itself a global Internet retailer of computer hardware and peripheral products servicing individuals, small offices/home offices and the corporate market. McGlen offers approximately 40,000 stockkeeping units (SKUs) at its virtual superstore, www.mcglen.com. McGlen recently purchased a competitor, AMT Component, Inc., and now also operates AccessMicro.com, which sells similar products at typically lower price points. The McGlen.com superstore has been in operation for more than three years and has approximately 120,000 current customers. McGlen has a marketing and promotion program in place that includes Web advertising, hyperlink allegiances, portal alliances, and direct one-to-one marketing. For website development, McGlen plans to enhance its virtual superstore to provide a community-like experience while shopping online. The objectives behind the website enhancement are to increase customer interaction and to offer a more comprehensive array of value-added services.

Our Material Developments During Fiscal 1997 and 1998

        We completed an initial public offering of our Common Stock in March 1996. We used the net proceeds of our initial public offering principally to establish our New York headquarters and to produce two CD-ROM games based upon the Pink Panther(TM) character. We completed such two CD-ROM games in September 1996 and September 1997. We initially marketed such games through distributors in the United States and we now license such games for distribution by others both in the United States and in numerous foreign countries.

        In February 1997, we acquired all of the outstanding stock of Western as well as certain assets and liabilities of Smith Engineering, a sole proprietorship, from Jay Smith III, our current President, Chief Executive Officer and Treasurer. Western designs and develops video and computer games and electronic toys and electronic consumer products, mostly pursuant to funded contracts with other name-brand manufacturers.

        After expending most of the funds raised in our initial public offering to produce the two Pink Panther(TM) CD-ROM games, we realized that the development costs of such CD-ROM games greatly exceeded both the short-term and long-term anticipated revenue streams from such products and shifted our focus to pre-funded or contract design and development work, such as that historically conducted by Western. In September 1997, we substantially downsized our New York office and shifted our headquarters to Western's offices located in Los Angeles. In April 1998, we closed our New York office permanently, terminated our New York office lease, subleased almost 50% of our Los Angeles office and production space and consolidated our entire staff in our remaining Los Angeles office and production space.

Our Material Developments During Fiscal 1999

        Our Business and Results of Operations

        We continued to concentrate on funded game and toy development projects in fiscal 1999. We completed the programming and development of Brunswick Bowling on both the PC and Sony PlayStation for THQ. We also completed Tiger Woods Golf on the Sony PlayStation for Electronic Arts. Electronic Arts has sold well over 500,000 units of Tiger Woods Golf which has earned us an additional $300,000 in gross royalties. We will earn another $200,000 in gross royalties if more than 1,000,000 units of Tiger Woods Golf are sold.

        During fiscal 1999, we continued to reduce our operating losses. Before our one-time, non-recurring write-off of goodwill in fiscal 1999 of $1,579,132, we realized operating losses of $1,166,602 during fiscal 1999. Our fiscal 1999 operating losses were approximately 49% less than our operating losses of $2,307,831 in fiscal 1998 and approximately 74% less than our operating losses of $4,486,396 in fiscal 1997. At the end of fiscal 1999, we determined to write off all of our goodwill recognized as a result of our prior acquisition of all of the outstanding capital stock of Western as well as certain assets and liabilities of Smith Engineering in February 1997. This write-off brought our total losses in fiscal 1999 up to $2,745,734.

        During fiscal 1999, we have started several new projects, summarized as follows:

        o Flintstones Bowling - We began development on a new game for SouthPeak Interactive called Flintstones Bowling. It uses a license from Warner Bros. for the Flintstones characters in which the characters ride in a large bowling ball through unique canyon-like environments to knock down pins and collect objects.

        o Internet Toys - We have developed and licensed the technology for an action figure for Steve Austin, a primary character of the World Wrestling Federation. The toy was developed for JAKKS Pacific and is part of our joint venture with MagiTech.

        o WCW Game Boy - We have started developing products for Nintendo's Color Game Boy, a very popular handheld game machine. This first game uses World Championship Wrestling characters in various fighting arenas. This is the first in what we believe will be a series of projects for the Color Game Boy.

        o Brunswick Bowling - We are developing the next generation of Brunswick Bowling for the Sony PlayStation. Completion is expected early in fiscal 2000 and this game represents a substantial improvement and upgrade over the previous PlayStation game.

        o Video Football - We recently completed negotiations for a multi-year contract for video football games on the Sony PlayStation. This would include a commitment to create a new game each year for the next three years for this property and may include another football property as well.

        During fiscal 1998, our Board of Directors concluded that, as part of our long-term strategy for becoming profitable, we should enter into a business combination with another entity. In October 1997, we engaged a business consulting firm to assist us in, among other things, seeking a business combination partner or partners. In the ensuing months, we actively reviewed a variety of possible business combinations with a number of other companies as well as other strategic alternatives. However, none of these opportunities came to fruition.

        Our Proposed Merger with McGlen

        In February 1999, our business consulting firm identified McGlen as a possible business combination candidate. After two months of discussions and negotiations, we entered into a definitive agreement on April 28, 1999 with McGlen and its principal shareholders, which provides for the merger of one of our wholly-owned subsidiaries with and into McGlen. We publicly announced our proposed merger with McGlen on April 30, 1999.

        Upon completion of our merger with McGlen, McGlen's outstanding common stock will be automatically converted into the right to receive the number of shares of our Common Stock calculated such that McGlen's outstanding common stock (calculated on a fully-diluted basis) plus 117,302 of the shares of our Common Stock recently sold by us in our recent financing (as discussed below) will equal, in the aggregate, 87.5% of our then outstanding shares of Common Stock (calculated on a fully-diluted basis). For purposes of such calculations, "fully-diluted basis" means all outstanding shares of common stock plus all shares of common stock issuable upon the exercise or conversion of all options, warrants, convertible securities or other rights to acquire common stock having exercise or conversion prices which are less than the value of the common stock into which such securities are exercisable or convertible, but specifically excludes any shares issuable pursuant to an agreement between McGlen and Synnex Information Technologies, Inc. to be assumed by us upon completion of our proposed merger with McGlen.

        Similarly, McGlen's outstanding options, warrants and other rights to purchase shares of McGlen's common stock will be automatically converted into options, warrants and similar rights to purchase whole shares of our Common Stock, with appropriate adjustments in the number of shares purchasable and the exercise prices based upon the above-referenced exchange ratio for conversion of McGlen's common stock into shares of our Common Stock.

        Under our agreement with our business consulting firm, we will be required to issue to such business consulting firm, upon completion of our proposed merger with McGlen, shares equaling 5% of our Common Stock outstanding (calculated on a fully-diluted basis as described above) immediately prior to the merger.

        Under McGlen's agreement with the same business consulting firm (which will become our obligation upon the completion of our merger with McGlen), we will be required to issue to such business consulting firm, upon completion of our proposed merger with McGlen, shares equaling 4% of our post-merger Common Stock outstanding (calculated on a fully diluted basis as described above). If such business consulting firm assists McGlen in raising at least $2,500,000 prior to our merger with it, we will be required to issue to such business consulting firm upon completion of our merger with McGlen, an additional 1.5% of our post-merger Common Stock outstanding (calculated on a fully-diluted basis as described above). Our merger agreement with McGlen provides, in turn, that the shares to be issued to such business consulting firm will reduce, on a share-for-share basis, the shares of our Common Stock to be issued to McGlen's securityholders in our merger with it.

        All shares of our Common Stock issued to McGlen's former shareholders in our proposed merger with McGlen, as well as all of our shares issuable upon exercise of McGlen's former options, warrants and other rights to purchase shares of its Common Stock automatically converted into options, warrants and similar rights to purchase shares of our Common Stock and all of our shares issued to the business consulting firm which represents both us and McGlen as discussed above, will be "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, such shares must be held indefinitely unless such shares are subsequently registered under the Securities Act or an exemption from registration is available.

        Our completion of our proposed merger with McGlen is subject to a number of conditions and, although we are confident that such merger will take place, such conditions may not be met and such merger may not be consummated. These conditions include, without limitation, the satisfactory completion of due diligence investigations by both us and McGlen, the preparation and acceptance of final disclosure statements by both us and McGlen, the approval of the merger by the shareholders of both us and McGlen and regulatory approval by Nasdaq. In this latter regard, Nasdaq has advised us that our consummation of our proposed merger with McGlen will constitute a "reverse merger" within the meaning of Rule 4330 of Nasdaq's Marketplace Rules and that we will need to reapply for listing on the Nasdaq SmallCap Market upon completion of our proposed merger. In order for such application to be accepted, we will need to meet the initial listing requirements set forth in Nasdaq's Marketplace Rules including a minimum bid price for our Common Stock of at least $4.00 per share.

        In July 1999, we retained Billich Associates to render an opinion as to the fairness of our proposed merger with McGlen from a financial point of view to our stockholders. Billich Associates has delivered its opinion to us that, in its view, such proposed merger is fair to our shareholders from a financial point of view.

        Our Recent Financing

        As contemplated by our merger agreement with McGlen, we consummated a financing pursuant to a purchase agreement entered into on July 12, 1999 with Escalade Investors, LLC ("Escalade"). Under this purchase agreement, we sold 293,255 shares of our Common Stock to Escalade for gross proceeds of $1,250,000 ($4.2625 per share, which was 110% of the closing price of our Common Stock on July 9, 1999) and received an irrevocable commitment from Escalade to purchase an additional $750,000 of our Common Stock upon the completion of our proposed merger with McGlen. The $750,000 will be placed into escrow within three business days after we deliver written notice to Escalade that the SEC has approved the proxy statement soliciting the consent of our shareholders for our proposed merger with McGlen. The $750,000 will be held in the escrow pending the closing of our merger with McGlen. The price per share of our Common Stock to be paid by Escalade for the $750,000 in escrow will be equal to 110% of the closing price for our Common Stock on the trading day prior to such funding.

        Escalade also received, at no additional cost, a three-year warrant to purchase 29,325 additional shares of our Common Stock at an exercise price of $4.843 per share (which was 125% of the closing price of our Common Stock on July 9, 1999). Upon the funding of the $750,000, Escalade will also receive, at no additional cost, an additional three-year warrant covering a number of shares of our Common Stock equal to 10% of the number of shares of our Common Stock it receives in consideration for such $750,000. Such additional warrant will have an exercise price equal to 125% of the closing price for our Common Stock on the trading day prior to such funding.

        The warrants issued or issuable by us to Escalade may be exercised by Escalade on a "cashless exercise" basis to the extent that the average market value of the shares of our Common Stock issuable upon exercise of such warrants for the five trading days prior to exercise exceeds the aggregate exercise price for the shares as to which the warrants are being exercised.

        If the average closing price for our Common Stock for the two 90-day periods immediately subsequent to October 10, 1999 (subject to certain adjustments) does not equal 115% and 118%, respectively, of the aggregate price paid by Escalade for such Common Stock, Escalade has repricing rights under our purchase agreement with it such that we will be required to issue additional shares to Escalade for no additional consideration so that the value of the purchased shares plus the additional shares equals 115% or 118%, as applicable, of the aggregate purchase price paid by Escalade for such Common Stock.

        The proceeds raised by us from such financing have been, and will be, used to fund our immediate operational obligations, our payables, our expenses arising from our proposed merger with McGlen (including legal and accounting fees and other merger-related expenses) and our loan to McGlen described below.

        Under our purchase agreement with Escalade, we agreed to register all shares of our Common Stock issued or issuable to it, including shares of our common stock issued upon exercise of the warrants described above, pursuant to a registration statement which becomes effective by October 10, 1999. We also agreed to use our best efforts to keep the registration statement effective until July 12, 2001, until Escalade no longer holds or has the right to acquire shares or until all of its shares may be sold pursuant to Rule 144 under the

Securities Act, whichever comes first. We also agreed to bear all reasonable expenses, other than underwriting discounts, selling commissions, selling concessions and other expenses incurred by Escalade and other than legal fees in excess of $4,500 incurred by Escalade, in connection with the registration and sale of the shares of our Common Stock being offered by it. After such registration statement becomes effective, Escalade may not sell more than 33-1/3% of the shares of our Common Stock it holds in any 30-day period.

        Our purchase agreement with Escalade also provides that we may not offer or sell shares of our Common Stock or securities convertible into shares of our Common Stock without Escalade's prior written consent until the date which is 180 days after the latter of the effective date of the above-referenced registration statement or the funding of the remaining $750,000 by Escalade. Escalade's consent is not required in connection with securities sold pursuant to the our proposed merger with McGlen, securities sold in an underwritten public offering with gross proceeds of at least $10,000,000, securities sold for an effective price per share of our Common Stock equal to or greater than the weighted average of the price per share paid and to be paid by Escalade for shares that are "restricted securities" throughout such 180-day period and under certain other circumstances;

        We are not obligated to issue additional shares of our Common Stock to Escalade to the extent such issuance would violate Nasdaq's rules relating to limitations on the amount of shares that can be issued without stockholder approval. However, we are required to seek such approval and, if we do not obtain it, we will be obligated to redeem, at a redemption price equal to 120% of the price paid by Escalade, such number of shares of our Common Stock held by Escalade such that we can issue the additional shares without violating the limitations imposed by Nasdaq.

        Our Loan to McGlen

        On July 23, 1999, we loaned $500,000 to McGlen. The loan was made from a portion of the proceeds of the financing with Escalade described above, as required by the terms of our merger agreement with McGlen.

        Under the terms of the note issued to us by McGlen evidencing such loan, the loan has a term of 366 days (although McGlen may prepay the principal without penalty or premium). The outstanding principal amount of the loan accrues interest at an 8% annual rate. In the event of a default, the total amount outstanding becomes immediately due and payable in full at our option. McGlen may use the proceeds of the loan only for working capital or other corporate purposes until the loan has been repaid in full. We and McGlen also entered into a security agreement which provides us with a junior security interest in McGlen's assets. McGlen's indebtedness to us evidenced by the note is also subordinate in right of payment to the prior payment in full of the principal amount of any currently existing secured obligation of McGlen or its subsidiaries and any future vendor/supplier accounts which from time to time require a security interest in McGlen's assets, and all related interest, fees, expenses, refinancings thereof and other amounts payable with respect thereto.

Our Marketing and Sales

        We rely primarily on Jay Smith III, our current President, Chief Executive Officer and Treasurer, and Michael Cartabiano, our current Vice President and Secretary, for sales and licensing of our products and proposed products to brand-name manufacturers, distributors and licensees.

        We also rely on our contacts and relationships within the industry to license our concepts and obtain development contracts. In addition, we are constantly seeking new relationships and customers.

Our Product Development

        The development of our products and product concepts is generally performed in-house with our full-time employees plus occasional freelance artists, animators, writers or programmers. We maintain a schedule and budgeting system designed to control our development costs and to meet our deadlines.

        Our product development capabilities include programming for a variety of game systems including PCs, Sony PlayStations and Sega Saturn systems. Artwork and graphics include two-dimensional animation for the Pink Panther(TM) CD-ROM games developed by us and three-dimensional animation and graphics for other games developed by us. Audio includes sound effects, music and voiceover in a variety of formats. Producers direct the design and development of each of the games and are involved in each step of such development.

        We also license the manufacturing and distribution of certain of our products to marketing firms, both domestic and international.

Our Competition

        The markets for our products are characterized by intense competition. We expect that companies which have developed similar products, as well as other companies with the financial resources and expertise that would enable them to attempt to develop competitive products, make it more difficult for us to get contracts to develop such products. Many of our competitors such as Sega, Nintendo and Sony are well-established, have much greater financial resources, much greater public and industry recognition and much broader marketing capabilities than us. They also have the ability to control the use of our products on their proprietary systems. We believe the principal competitive factors in our markets are product quality, reliability, features, functions, creativeness, performance, price, financial stability, product reputation, ease of use and quality of support. A number of companies offer competitive products addressing our markets. We may not be able to compete successfully, or our competitors or others may develop technologies or products that render our products or product concepts obsolete or less marketable.

Our Intellectual Property Rights

        We presently own approximately 40 patents in various areas ranging from circuit boards to toys. Some of the patents are mechanical design patents, some are software or article patents and some are for basic technology ranging from hardware to optical. We also have an aggregate of five trademarks which are registered or in the process of being registered.

        We have historically treated, and intend to continue to treat, our products and product concepts and software as proprietary and have relied, and will continue to rely, primarily on a combination of trademark, copyright and trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights.

Our Research and Development

        With our shift in focus to pre-funded or contract design and development work during fiscal 1998, we do not presently spend any material amounts on research or development activities relating to new products which we intend to own and market.

Our Employees

        As of June 30, 1999, we employed 33 people on a full-time basis, including persons engaged in game design, writing, research, sound, art, animation, computer programming, management and administration. At June 30, 1999, we also employed 4 persons as part-time employees. We believe that our relations with our employees are satisfactory.

Item 2. Description of Property.

        We presently lease approximately 13,140 rentable square feet of office and production space in Los Angeles, California pursuant to a noncancellable lease expiring on January 31, 2002 at a current minimum monthly rent equal to $15,768. We currently sublease approximately 10% of such office and production space to an unrelated third-party sublessee for an aggregate of $1,300 in monthly rent. We believe that our present lease provides us with adequate space for the foreseeable future.

        As noted above, we terminated our New York office lease as a part of the down-sizing of our staff and facilities in or about April 1998 and presently have no further liabilities in respect of such New York office lease.

Item 3. Legal Proceedings

        We are not presently a party to any pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

        We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal 1999.

                                            PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

    (a) Our Common Stock is traded on the Nasdaq SmallCap Market under the symbol "ADRN". The following table sets forth, for our last two fiscal years, the high and low quarterly sales prices for our Common Stock as reported by the Nasdaq SmallCap Market:

                                                     Common Stock*
                                                     -------------
                             Quarter Ended          High        Low
                             -------------          ----        ---

                             Fiscal 1998

                             September 30, 1997    $1.19       $0.25
                             December 31, 1997      2.25        0.44
                             March 31, 1998         0.88        0.38
                             June 30, 1998          3.81        0.63


                             Fiscal 1999

                             September 30, 1998    $4.60       $1.85
                             December 31, 1998      1.85        1.50
                             March 31, 1999         3.70        0.75
                             June 30, 1999          8.50        3.38

----------------------------

* Figures through December 31, 1998 have been adjusted to reflect our 3-for-1 reverse stock split effected on December 29, 1998.


    (b) On September 8, 1999, there were 439 holders of record of our Common Stock. We believe that there are significantly more beneficial holders of our Common Stock as approximately 71% of our Common Stock is held in "street" name.

    (c) No cash dividends have been paid on our Common Stock, and we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

    (d) We did not issue or sell any equity securities during the fourth quarter of fiscal 1999 which were not registered under the Securities Act.

Item 6. Management's Discussion and Analysis or Plan or Operation.

        (a)    Results of Operations.

               During fiscal 1999, we realized revenues of $2,880,936, an increase of $124,238, or approximately 4.5%, over our revenues of $2,756,698 for fiscal 1998. We believe that our growth in revenues during fiscal 1999 was limited during the last two quarters of such year due to our management's focus on matters relating to our proposed merger with McGlen. We realized $2,156,754 in revenues from our toy and game development contracts during fiscal 1999 as compared to $1,886,497 during fiscal 1998. Our increased toy and game development contract revenue during fiscal 1999 was principally due to a greater number of significant contracts and our more efficient utilization of our unique skills. Royalty income was $724,182 during fiscal 1999 as compared to $870,201 in fiscal 1998 and $601,713 in fiscal 1997.

               Our operating expenses of $4,047,538 during fiscal 1999 (exclusive of the goodwill write-off discussed below) were $998,155 less than our operating expenses of $5,045,693 during fiscal 1998, an improvement of approximately 20%. Although our expenses related to our toy and game development contracts increased to $1,922,460 in fiscal 1999 as compared to $1,533,917 in fiscal 1998, such increase was more than offset by our reduction in our selling, general and administrative expenses from $2,367,973 in fiscal 1998 to $1,305,169 in fiscal 1999 and the elimination of our research and development expenses in fiscal 1999 as compared to $152,126 in fiscal 1998. Our approximately 52% reduction in our selling, general and administrative expenses in fiscal 1999 from fiscal 1998 resulted from our improved management of our non-production related expenses and the elimination of our expenses related to our New York office closed during fiscal 1998. Our interest expense was $55,057 in fiscal 1999 as compared to $60,663 in fiscal 1998 and $37,086 in fiscal 1997.

               Prior to our write-off of goodwill as discussed below, we realized operating losses of $1,166,602 during fiscal 1999, which was approximately 49% less than our operating losses of $2,307,831 in fiscal 1998. Our improvement in operating losses during fiscal 1999 was primarily due to a combination of higher revenues and a significant reduction in our selling, general and administrative expenses from fiscal 1998. An aggregate of $764,852 of our operating losses in fiscal 1999 were the result on non-cash charges for depreciation and amortization of intangible assets, including amortization in respect of our patents and licenses and the write-off of advance royalties. Another $99,244 of such losses during fiscal 1999 resulted from non-cash charges relating to our issuance of securities in exchange for consulting services.

               At the end of fiscal 1999, we elected to write off the entire amount of our remaining unamortized goodwill of $1,579,132 appearing on our balance sheet which arose from our prior acquisition of all of the outstanding common stock of Western and certain of the assets and liabilities of Smith Engineering in February 1997. Such write-off has streamlined our operations in preparation for our pending merger with McGlen but has resulted in our reporting total net losses of $2,745,734 for fiscal 1999.

               Due to our continued net losses in fiscal 1999, we had an accumulated deficit of $11,896,785 at June 30, 1999 as compared to an accumulated deficit of $9,151,051 at June 30, 1998.

        (b)    Liquidity and Capital Resources.

               As a result of our continued losses during fiscal 1999, we began a search for additional equity capital in the latter part of fiscal 1999 to fund our continued operations through at least the completion of our proposed merger with McGlen. In July 1999, we successfully raised gross proceeds of $1,250,000 from the sale of shares of our Common Stock to Escalade and received an irrevocable commitment from Escalade to purchase another $750,000 worth of our Common Stock upon completion of our proposed merger with McGlen. See "Our Material Developments During Fiscal 1999-Our Recent Financing" commencing on page 5 of this report.

               If our proposed merger with McGlen takes place, of which we can give no assurance, we anticipate that we will require additional equity and/or debt capital in order for us and McGlen to accomplish our combined short-term and long-term business objectives. If our proposed merger with McGlen does not take place, which we do not presently anticipate, we will definitely need to raise additional equity and/or debt capital if we are to continue in business. Under either scenario, we presently have no preliminary or definitive agreement to complete any such additional financing with any other person or persons. Accordingly, we cannot make any assurances that we will be able to raise any such required additional capital. In addition, our ability to complete any such future equity and/or debt financing will depend upon our then financial condition, results of operations and future business prospects as well as market conditions at the time such additional equity and/or debt financing is consummated. Many of the factors which will influence our ability to conduct any such future financing will be outside of our control. For these reasons, we cannot make any assurances that we will successfully complete any such required equity and/or debt financing.

                              Safe Harbor Statement
                              ---------------------

        Statements contained in this report which are not historical facts, including statements about our business strategies and our expectations about existing products and product development opportunities, market and industry segment growth, demand for and acceptance of our existing products and product concepts, are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers; the effect of our accounting policies; the effects of economic conditions and trade, legal, social and economic risks such as import, licensing and trade restrictions; the results of our execution our business plan and the impact on us of our relationships with our lenders, investors, customers and vendors.

Item 7. Financial Statements.

        Our financial statements listed below are included on pages F-1 through F-21 following the signature page to this report:

            Title of Document                                          Page

            Independent Auditors' Report                               F-1

            Consolidated Balance Sheet                                 F-2
                   June 30, 1999

            Consolidated Statements of Operations                      F-3
                   Years Ended June 30, 1999 and 1998

            Consolidated Statements of Changes in Shareholders' Equity F-4
                   Years Ended June 30, 1999 and 1998

            Consolidated Statements of Cash Flows                      F-6
                   Years Ended June 30, 1999 and 1998

            Notes to Consolidated Financial Statements                 F-8
                   Years Ended June 30, 1999 and 1998


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        (a)    Information Relating to Executive Officers and Directors.

               The following table sets forth certain information relating to our current executive officers and directors:

                                                     Position(s) with
                 Name                  Age           the Company
                 ----                  ---           ----------------

                 Jay Smith, III        59            President, Chief Executive
                                                     Officer, Treasurer and
                                                     Director


                 Michael Cartabiano    48            Vice President and
                                                     Secretary

                 Robert A.D. Wilson    48            Director

                 Edward H. MacKay      65            Director


               Jay Smith III. Mr. Smith has been one of our directors since February 1997. In May 1997, Mr. Smith was appointed as our President, Chief Executive Officer and Treasurer. Mr. Smith also served as our Secretary from September 1997 to May 1998. Prior to our acquisition of Western, Mr. Smith served as the founder, President and sole shareholder of Western. Mr. Smith was also the sole owner of Smith Engineering. Mr. Smith owned and operated Western and Smith Engineering for approximately 17 years and 23 years, respectively, prior to our acquisition of the stock of Western and certain of the assets of Smith Engineering in February 1997. Mr. Smith has over 30 years' experience in engineering, invention and research and development in the electronic toy and game industry and mechanical and electronic consumer products. Prior to establishing Western and Smith Engineering, Mr. Smith served as a founding partner of California R&D Center, the Vice President of Engineering of Innova, Inc., a toy and doll designer for Mattel Toys and a member of the Space Program Technical staff at TRW, Inc. Mr. Smith holds a B.S. Degree in Engineering Mechanics from Virginia Institute of Technology and an M.S. Degree in Applied Mechanics with California Institute of Technology.

               Michael Cartabiano. Mr. Cartabiano's association with Western began in 1994. In February 1997, Mr. Cartabiano was appointed to manage our toy and game group. Mr. Cartabiano was appointed as our Vice President in February 1998 and as our Secretary in May 1998. Mr. Cartabiano has approximately 25 years of experience in the consumer products industry having previously held the position of Vice President of Design for Mattel Toys in El Segundo, California from 1987 to 1993. Mr. Cartabiano has also held research and development management positions at Tonka Toys in Minnetonka, Minnesota, Milton Bradley Games in East Longmeadow, Massachusetts, and Hasbro Products in Pawtucket, Rhode Island. Mr. Cartabiano earned his B.S. degree from the University of Bridgeport in Connecticut in 1973.

               Robert A.D. Wilson. Mr. Wilson first became one of our directors in November 1997. Mr. Wilson has been Chairman and majority owner of Sound Technology PLC, an electronics distribution company located in the United Kingdom, since 1978. In addition, Mr. Wilson serves as Vice Chairman of Alesis Studio Electronics, Inc., an international manufacturing and marketing company for studio electronics located in California. Currently, Mr. Wilson is a director of Business Link, a United Kingdom government sponsored initiative to new and emerging industries, and is Chairman of the British Music Fairs Ltd., as well as past President of the Music Industries Association.

               Edward H. MacKay. Mr. MacKay first became one of our directors in February 1999. Since October 1998, Mr. MacKay has been CEO of Cyberdat. From 1995 to 1997, he was Executive Vice President, Chief Operating Officer and Chief Financial Officer of Visicom Laboratories, a developer of software and hardware for C41 applications for the U.S. Navy. From 1981 to 1995, he was Chief Executive Officer and Chairman of the Board of ATM Service Corporation, an automated teller machine service business.

               There are no family relationships among any of our directors or executive officers.

        (b)    Section 16(a) Reporting Delinquencies.

               The following executive officers and directors failed to file on a timely basis one or more reports required to be filed by them under Section 16(a) of the Exchange Act during or with respect to fiscal 1999:

                                                                    Number of
Name of Executive                                  Number of Late  Transactions
Officer or Director    Capacity or Capacities      Reports Filed   Reported Late
-------------------    ----------------------      -------------   -------------

Michael Cartabiano     Vice President and Secretary      1                1
Robert A.D. Wilson     Director                          2                1
Edward H. MacKay       Director                          2                1
Thomas A. Schultz      Former Director                   2                2

               As of the date hereof, we are not aware of the continued failure of any of our current officers and directors to file such required reports.

Item 10. Executive Compensation.

        (a) The following Summary Compensation Table sets forth the names, positions and annual compensation paid by us for each of our fiscal years ended June 30, 1999, 1998 and 1997 to Jay Smith, III, our current President, Chief Executive Officer and Treasurer, and Michael Cartabiano, our only other current executive officer or key employee whose aggregate annual compensation exceeded $100,000 during fiscal 1999:

                           SUMMARY COMPENSATION TABLE
                                                                 Long Term
                                    Annual Compensation     Compensation Awards
                                    -------------------     -------------------
                                                                Securities           All Other
                           Fiscal     Salary    Bonus       Underlying Options     Compensation
Name and Position(s)       Year        ($)       ($)               (#)                   ($)
--------------------       ------     ------    -----       ------------------    -------------
Jay Smith, III, President, 1999     $149,300     -0-               -0-              $21,294(1)
Chief Executive Officer,   1998      150,000     -0-             233,333            $23,461(2)
Treasurer and Director     1997       57,775(3)  -0-               -0-                  -0-(4)

Michael Cartabiano,        1999      130,000     -0-                 333                -0-
Vice President and         1998      118,240     -0-              58,333                -0-(5)
Secretary                  1997         n/a      n/a               6,333                n/a

--------------------------

(1) Reflects legal fees and costs we paid in defense of a lawsuit against Mr. Smith d/b/a Smith Engineering and the reimbursement of automobile costs for Mr. Smith, but excludes $25,407 received by Mr. Smith pursuant to his license agreement with Western (See Item 12(a)).

(2) Reflects legal fees and costs we paid in respect of the defense of a lawsuit against Mr. Smith d/b/a Smith Engineering and the reimbursement of automobile costs for Mr. Smith, but excludes $143,403 received by Mr. Smith pursuant to his license agreement with Western (See Item 12(a)).

(3) Reflects Mr. Smith's salary from February 1997 through June 30, 1997 after our acquisition of Western.

(4) Excludes $69,928 received by Mr. Smith pursuant to his license agreement with Western referred to in footnote 1 above.

(5) Excludes $55,200 received by Mr. Cartabiano pursuant to a royalty-sharing arrangement with Western entered into prior to the Company's acquisition of Western in February 1997 and subsequently modified and supplemented (See Item 12(b)).

        (b) The following table sets forth certain information with respect to all stock options granted by us during fiscal 1999 to Messrs. Smith and
Cartabiano:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                       Individual Grants
      --------------------------------------------------------------------------
                             Number of    % of Total
                             Securities    Options
                             Underlying   Granted to
                              Options     Employees      Exercise
                              Granted     in Fiscal        Price      Expiration
      Name                      (#)          Year          ($/Sh)        Date
      ----                   ----------   ----------      --------    ----------
      Jay Smith, III            -0-          -0-             n/a         n/a

      Michael Cartabiano        333        1.56%            $1.00      01/31/04

        (c) The following table sets forth certain information with respect to the exercise of stock options during fiscal 1999 and the value of unexercised stock options held by Messrs. Smith and Cartabiano at the end of fiscal 1999:

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                  YEAR AND FISCAL YEAR-END (FYE) OPTION VALUES
                  --------------------------------------------
                                                         Number of Securities   Value of Unexercised
                                                             Underlying              In-the-Money
                                                         Unexercised Options     Options At FYE ($)
                    Shares Acquired                      At FYE Exercisable/         Exercisable/
Name                On Exercise(#)      Value Realized      Unexercisable            Unexercisable
----                ---------------     --------------   --------------------   --------------------
Jay Smith, III           None                n/a            145,068/99,098        $290,136/$198,196

Michael Cartabiano       None                n/a             43,721/21,278        $105,739/$51,850

        (d) Executive Officer Employment Contracts.

        1. On December 16, 1997, we entered into a three-year employment agreement with Mr. Smith (the "Smith Employment Agreement"). The Smith Employment Agreement provides that he will serve as our President and Chief Executive Officer and receive a base salary of $150,000 per year for his services. Mr. Smith is also entitled to receive bonuses based upon our achievement of our goals as determined by our Board of Directors. The Smith Employment Agreement also provides that Mr. Smith will devote all of his business time, attention and energy to our business and will be subject to a one-year covenant not to directly compete with us after his relationship with us ends. Mr. Smith is also entitled to participate in all group health and insurance programs and other fringe benefits or retirement plans available to other of our employees.

        The Smith Employment Agreement automatically terminates upon Mr. Smith's death, permanent disability or involuntary termination for cause. If Mr. Smith is terminated without cause (which is deemed to include Mr. Smith's resignation after we: (a) reduce his monthly base compensation by more than 25% other than as a result of a decrease in the compensation of all of our executive officers based upon our financial performance; (b) significantly change Mr. Smith's duties, responsibilities, authority, powers or functions; (c) require Mr. Smith to relocate to an office more than 25 miles from our current executive offices in Los Angeles; or (d) fail to perform any of our material obligations to Mr. Smith), we will be obligated to: (i) pay Mr. Smith a lump-sum payment equal to $150,000; (ii) continue to provide Mr. Smith's other employment benefits at our expense 12 months; (iii) enter into a post-termination consulting agreement with Mr. Smith pursuant to which Mr. Smith will be required to provide no more than 10 hours of consulting services per week to us and will be entitled to receive the sum of $150 for each hour actually worked; and (iv) grant Mr. Smith a 120-day exclusive option to repurchase all of the stock of Western for Western's then net book value as reflected on our books and records.

        The Smith Employment Agreement also provided that Mr. Smith was to be awarded stock options to purchase up to 233,333 share of our Common Stock at an exercise price equal to $1.875 per share. Such options have a 10-year term and become exercisable at the rate of 19,244 shares at the end of each calendar quarter of Mr. Smith's employment under the Smith Employment Agreement from and after December 16, 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth, as of September 20, 1999, the number of shares of our Common Stock held of record or beneficially: (i) by each person who held of record, or was known by us to own beneficially, more than 5% of the outstanding shares of the our Common Stock; (ii) by each of our current executive officers and directors; and (iii) by all of our current executive officers and directors as a group:

                                                                 Percent of
        Names and Address                Number of           Outstanding Shares
        of Beneficial Owner           Shares Owned (1)       of Common Stock(2)
        -------------------           ----------------       ------------------

        Jay Smith, III
        5301 Beethoven St.
        Los Angeles, CA 90066             406,095(3)                 11.0%

        Michael Cartabiano
        5301 Beethoven St.
        Los Angeles, CA 90066              43,721(4)                  1.2%

        Robert A.D. Wilson
        Letchworth Point
        Dunhams Lane
        Letchworth, Hertfordshire
        SG6 1 AND England                  80,843                     2.3%

        Edward H. Mackay
        1643 Fuerte Hills Drive
        El Cajon, CA  92020                25,000(5)                  0.7%

        Escalade Investors, LLC
        One World Trade Center, Ste. 4563
        New York, New York  10046         322,580(6)                  9.0%

        All current executive officers
        and directors as a group
        (four persons)                    555,659(7)                 14.8%

        ------------------------

        (1) Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares of our Common Stock have sole voting and dispositive power with respect of such shares.

        (2) For purposes of computing the percentages, the number of shares of Common Stock outstanding includes shares purchasable within 60 days upon exercise of outstanding stock options and warrants, as follows: Mr. Smith (164,512 shares), Mr. Cartabiano (43,721 shares), Mr. Mackay (25,000 shares), Escalade Investors, LLC (29,325 shares) and all executive officers and directors as a group (233,233 shares).

        (3) Includes 241,583 shares of Common Stock owned of record by a family trust established for the benefit of Mr. Smith and his spouse and 164,512 shares purchasable within 60 days upon exercise of outstanding stock options.

        (4) All of the shares of Common Stock beneficially owned by Mr. Cartabiano are shares purchasable within 60 days upon exercise of outstanding stock options.

        (5) All of the shares of Common Stock beneficially owned by Mr. Mackay are shares purchasable within 60 days upon exercise of outstanding options.

        (6) Includes 29,325 shares purchasable within 60 days upon exercise of an outstanding warrant.

        (7) Includes 233,233 shares of Common Stock purchasable within 60 days upon exercise of outstanding stock options.


Item 12. Certain Relationships and Related Transactions.

        (a) In February 1997, we acquired all of the issued and outstanding capital stock of Western and certain of the assets and liabilities of Smith Engineering from Jay Smith, III, our current President, Chief Executive Officer, Treasurer and Director, in exchange of 267,666 shares of our Common Stock. As a part of such acquisition, Western entered into a license agreement with Mr. Smith (the "Smith License Agreement") pursuant to which Mr. Smith granted to Western the exclusive right to use and market patents and license agreements owned by Mr. Smith and Smith Engineering. The Smith License Agreement provides that 75% of the revenues of such patents and licenses are to be retained by Western and 25% are to be retained by Mr. Smith until Mr. Smith receives the aggregate sum of $2,000,000 from such patents and licenses, after which time no further revenue is to inure to Mr. Smith and the patents and licenses will be assigned to Western. During fiscal 1999, Mr. Smith received an aggregate of $25,407 in revenues pursuant to the Smith License Agreement. During fiscal 1998, Mr. Smith received an aggregate of $143,303 in revenues pursuant to the Smith License Agreement.

        (b) Michael Cartabiano, our Vice President and Secretary is entitled to share in certain royalties generated by us in respect of certain products created by him pursuant to an arrangement entered into between Mr. Cartabiano and Western prior to our acquisition of Western, which arrangement has been modified and supplemented subsequent to our acquisition of Western. During fiscal 1999, Mr. Cartabiano did not receive any revenues pursuant to such arrangement. During fiscal 1998, Mr. Cartabiano received an aggregate of $55,200 in revenues pursuant to such arrangement.

        (c) On November 18, 1997, we entered into a consulting agreement with Kayne International, Inc., a business consulting firm with which Thomas A. Schultz, a former director, is affiliated (the "Kayne Consulting Agreement"). The Kayne Consulting Agreement, which expired on December 31, 1998, provided that we were to pay Kayne the sum of $1,500 per day plus expenses for all business consulting services rendered to us by Mr. Schultz on behalf of Kayne. During fiscal 1998, we paid Kayne the sum of $163,000 in fees for the consulting services performed by Mr. Schultz under the Kayne Consulting Agreement (which sum includes the issuance date value of an aggregate of 73,333 shares of our Common Stock issued to Kayne on May 12, 1998 at a price equal to $1.875 per share in lieu of previously accrued but unpaid consulting fees due Kayne thereunder).

        (d) On April 10, 1998, we entered into a consulting agreement with Robert A.D. Wilson, a director, pursuant to which Mr. Wilson agreed to provide certain consulting services to us in exchange for 8,333 shares of our Common Stock issued to Mr. Wilson at a deemed price of $1.875 per share.


Item 13. Exhibits and Reports on Form 8-K.

        (a) Exhibits.
       Exhibit
         No.   Description                                                                          Page No.
       ------- ---------------------------------------------------------------------------          --------

        2.1    Agreement and Plan of Merger, dated as of April 28, 1999, among Adrenalin,
               Adrenalin's subsidiary, McGlen and McGlen's principal shareholders, incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K,
               dated April 30, 1999 ("April 30 Form 8-K").                                          N/A

        2.2    First Amendment to Agreement and Plan of Merger, dated July 23, 1999, among Adrenalin, Adrenalin's subsidiary, McGlen and McGlen's principal shareholders, incorporated by reference from Exhibit 2.1 to our Current Report
               on Form 8-K, dated July 23, 1999 ("July 23, 1999 Form 8-K").                         N/A

        3.1    Certificate of Incorporation of Adrenalin, as amended, incorporated by reference from Exhibit 3.1 to our Registration Statement on Form SB-2, No.
               333-00178 ("1996 Registration Statement").                                           N/A

        3.2    Certificate of Amendment of Certificate of Incorporation of Adrenalin, filed with the Delaware Secretary of State on May 14, 1998, incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, dated June 3,
               1998.                                                                                N/A

        3.3    Bylaws of Adrenalin, as amended, incorporated by reference from Exhibit 3.2
               to our 1996 Registration Statement.                                                  N/A

        4.1    Common Stock Purchase Agreement, dated July 12, 1999, between Adrenalin and Escalade, incorporated by reference from Exhibit 4.1 to our Current Report
               on Form 8-K, dated July 12, 1999 ("July 12, 1999 Form 8-K").                         N/A



        4.2    Registration Rights Agreement, dated July 12, 1999, between Adrenalin and
               Escalade, incorporated by reference from Exhibit 4.2 to our July 12, 1999 Form
               8-K.                                                                                 N/A

        4.3    Form of Warrant issued and to be issued by Adrenalin to Escalade,
               incorporated by reference from Exhibit 4.3 to our July 12, 1999 Form 8-K.            N/A

        4.4    Form of Escrow Instructions to be entered into between Adrenalin and
               Escalade, incorporated by reference from Exhibit 4.4 to our July 12, 1999 Form
               8-K.                                                                                 N/A

        4.5    Form of Warrant issued to affiliates and transferees of Mackenzie Shea, Inc.
               ("MSI"), incorporated by reference from Exhibit 4.1 to our Quarterly Report on
               Form 10-QSB for our quarterly period ended March 31, 1998 ("March 1998
               Form 10-QSB").                                                                       N/A

        4.6    Form of Incentive Stock Option Agreement issued to our executive officers and key employees pursuant to our 1995 Stock Option Plan, incorporated by
               reference from Exhibit 4.2 to our March 1998 Form 10-QSB.                            N/A

        4.7    Form of Nonqualified Stock Option Agreement issued to our outside directors, business consultants and other service providers, incorporated by reference
               from Exhibit 4.3 to our March 1998 Form 10-QSB.                                      N/A

        4.8    Form of Warrant issued to Lloyd Wade Securities, Inc. ("LWSI") and three of its principals, incorporated by reference from Exhibit 4.4 to our March 1998
               Form 10-QSB.                                                                         N/A

        4.9    Form of Warrant to Purchase Common Stock issued to affiliates and transferees of MSI, incorporated by reference from Exhibit 4.3 to our 1998 Registration
               Statement.                                                                           N/A

        10.1   Agreement, dated October 1, 1997, as amended, between Adrenalin and MSI relating to business consulting services provided to Adrenalin by MSI, incorporated by reference from Exhibit 10.1 to our Form 10-KSB for our fiscal
               year ended June 30, 1998 ("1998 Form 10-KSB").                                       N/A

        10.2   Letter Agreement, dated November 18, 1997, as amended on April 21, 1998 and August 31, 1998, between Adrenalin and Kayne relating to management consulting services provided to Adrenalin by Kayne, incorporated by reference
               from Exhibit 10.2 to our 1998 Form 10-KSB.                                           N/A

        10.3   Employment Agreement, dated December 16, 1997, between Adrenalin and Jay
               Smith, III, incorporated by reference from Exhibit 10.1 to our March 1998
               Form 10-QSB.                                                                         N/A

        10.4   Consulting Agreement, dated April 10, 1998, between Adrenalin and Robert
               A.D. Wilson relating to general consulting services provided to Adrenalin by
               Mr. Wilson, incorporated by reference from Exhibit 10.5 to our 1998 Form 10-
               KSB.                                                                                 N/A

        10.5   Optional Advance Note ("Variable Note") for $400,000 Plus Interest, dated
               June 30, 1998, issued by Adrenalin to Bay Area Financial Corporation,
               incorporated by reference from Exhibit 10.8 to our 1998 Form 10-KSB.                 N/A



        10.6   Secured Promissory Note, dated July 23, 1999, by McGlen to Adrenalin in the principal amount of $500,000 and payable on July 23, 2000, incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K, dated July 23,
               1999.                                                                                N/A

        10.7   Adrenalin's 1995 Stock Option Plan, as amended, incorporated by reference
               from Exhibit 10.4 to our 1996 Registration Statement.                                N/A

        10.8   Amendment No. 2 to Adrenalin's 1995 Stock Option Plan, dated December 1,
               1997, incorporated by reference from Exhibit 10.13 to our 1998 Form 10-KSB.          N/A

        10.9   Adrenalin's 1996 Stock Option Plan, as amended, incorporated by reference from Exhibit A to Adrenalin's definitive proxy materials in respect of
               Adrenalin's 1996 Annual Meeting of Shareholders.                                     N/A

        10.10  Amendment No. 2 to Adrenalin's 1996 Stock Option Plan, dated December 1,
               1997, incorporated by reference from Exhibit 10.15 to our 1998 Form 10-KSB.          N/A

        10.11  Acquisition Agreement among Adrenalin, Western and Jay Smith III d/b/a
               Smith Engineering, dated as of December 30, 1996, incorporated by reference from Exhibit 7(c)(1) to our Current Report on Form 8-K, dated February 4,
               1997 ("1997 Form 8-K").                                                              N/A


        10.12  License Agreement, dated February 4, 1997, between Western and Jay Smith,
               III, incorporated by reference from Exhibit 7(c)(2) to our 1997 Form 8-K.            N/A

        21     Subsidiaries of Adrenalin.                                                            47

        27     Financial Data Schedules.                                                             48

        (b) Reports on Form 8-K.

        1. On April 30, 1999, we filed a Current Report on Form 8-K announcing our plan to raise between $500,000 and $2,000,000 of additional capital pursuant to a private placement to accredited investors.

        2. On April 30, 1999, we filed a second Current Report on Form 8-K correcting certain information relating to our proposed private placement erroneously reported by Dow Jones.

        3. On April 30, 1999, we filed a third Current Report on Form 8-K announcing our proposed merger with McGlen.

        4. On June 10, 1999, we filed a Current Report on Form 8-K announcing the termination of our proposed private placement announced on April 30, 1999 and the commencement of a new plan to raise $2,000,000 of additional capital pursuant to a private placement to accredited investors.

        5. On July 13, 1999, we filed a Current Report on Form 8-K announcing that we had successfully consummated a $2,000,000 private placement with Escalade.

        6. On July 26, 1999, we filed a Current Report on Form 8-K announcing that we had loaned $500,000 to McGlen and had amended our merger agreement with McGlen to extend the termination date to October 31, 1999.


                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        Date:  September 22, 1999
                                        ADRENALIN INTERACTIVE, INC.


                                        By: /s/ Jay Smith
                                            -----------------------------
                                            Jay Smith III, President, Chief
                                            Executive Officer and Treasurer
                                            (principal executive, financial and
                                            accounting officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                     Title                          Date
      ----------                     -----                          ----

/s/ Jay Smith           President, Chief Executive Officer,   September 22, 1999
----------------------  Treasurer and Director
Jay Smith, III


/s/ Michael Cartabiano  Vice President and Secretary          September 22, 1999
----------------------
Michael Cartabiano


/s/ Robert A.D. Wilson  Director                              September 22, 1999
----------------------
Robert A.D. Wilson


/s/ Edward H. Mackay    Director                              September 22, 1999
----------------------
Edward H. Mackay

                           ADRENALIN INTERACTIVE, INC.
                                 AND SUBSIDIARY

                        FOR THE YEARS ENDED JUNE 30, 1999
                                AND JUNE 30, 1998

                          Independent Auditors' Report



Board of Directors
Adrenalin Interactive, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of Adrenalin Interactive, Inc. and subsidiary ("Company") as of June 30, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adrenalin Interactive, Inc. and subsidiary as of June 30, 1999, and the consolidated results of its operations and its consolidated cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to this are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.







/s/ Drucker, Math & Whitman, P.C.

North Brunswick, New Jersey
 September 17, 1999
                                                                             F-1

                   Adrenalin Interactive, Inc. and Subsidiary

                           Consolidated Balance Sheet
                                  June 30, 1999

                                     ASSETS
Current assets:
 Cash and cash equivalents                          $    134,608
 Accounts receivable, net of allowance for
  doubtful accounts of $13,355                            89,595
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                   103,146
 Prepaid expenses                                         35,804
                                                     -----------
    Total current assets                                 363,153
                                                     -----------
Fixed assets, net                                        258,827
                                                     -----------
Other assets:
 Patents and licenses, net of accumulated
  amortization of $1,098,355                           2,196,711
 Security deposits and other                              25,465
 Deferred merger costs                                   100,383
 Deferred private placement costs                         86,805
                                                     -----------
                                                       2,409,364
                                                     -----------
                                                     $ 3,031,344
                                                     ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes and loans payable, current portion            $    12,360
 Accounts payable and accrued liabilities                540,075
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                      158,874
                                                     -----------
     Total current liabilities                           711,309
                                                     -----------
Notes and loans payable, non-current portion             424,253
                                                     -----------
     Total liabilities                                 1,135,562
                                                     -----------
Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value;
  authorized, 100,000 shares;
  issued and outstanding, none                               -
 Common stock, $.03 par value;
  authorized, 20,000,000 shares;
  issued and outstanding, 3,229,422                       96,883
 Additional paid-in capital                           13,695,684
 Accumulated deficit                                ( 11,896,785)
                                                     -----------
     Total shareholders' equity                        1,895,782
                                                     -----------
                                                     $ 3,031,344
                                                     ===========

               See notes to consolidated financial statements.              F-2

                   Adrenalin Interactive, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                       For the year ended June 30,
                                       -----------------------------
                                          1999              1998
                                       ------------     ------------
Revenues:
 Development contracts                  $2,156,754      $1,886,497
 Royalties                                 724,182         870,201
                                       -----------     -----------
                                         2,880,936       2,756,698
                                       -----------     -----------
Expenses:
 Cost of development contracts           1,922,460       1,533,917
 Research and development                      -           152,126
 Selling, general and administrative     1,305,169       2,367,973
 Depreciation and amortization             764,852         931,014
 Write-off of goodwill                   1,579,132              -
 Interest expense, net                      55,057          60,663
                                       -----------     -----------
                                         5,626,670       5,045,693
                                       -----------     -----------
Loss before income taxes               ( 2,745,734)    ( 2,288,995)

Income taxes                                   -            18,836
                                       -----------     -----------
Net loss                               ($2,745,734)    ($2,307,831)
                                       ===========     ===========
Per share information:
 Basic:
  Net loss per share                   ($      .90)    ($     1.10)
                                       ===========     ===========
  Weighted average shares outstanding    3,043,823       2,105,804
                                       ===========     ===========
 Diluted:
  Net loss per share                   ($      .90)    ($     1.10)
                                       ===========     ===========
  Weighted average shares outstanding    3,174,485       2,236,219
                                       ===========     ===========















               See notes to consolidated financial statements.              F-3

                   Adrenalin Interactive, Inc. and Subsidiary

           Consolidated Statements of Changes in Shareholders' Equity
                   For the years ended June 30, 1999 and 1998

                                           Additional                 Total
                        Common stock        paid-in   Accumulated  shareholders'
                       Shares     Amount    capital     deficit       equity
                     ---------   -------   ----------  -----------  ------------
Balances,
 June 30, 1997
 as previously
 reported            5,041,228   $50,412   $11,504,573  ($6,843,220) $4,711,765
Effect of 1 for
 3 split            (3,360,819)
                     ---------   -------   -----------   ----------  ----------
Balances,
 June 30, 1997
 as adjusted         1,680,409    50,412    11,504,573 (  6,843,220)  4,711,765
Sept. 1997, issued
 in exchange for
 convertible
 debentures             45,138     1,354        79,896                   81,250
October 1997,
 issued for capital     95,000     2,850       168,150                  171,000
 raising services                          (   171,000)               ( 171,000)
November 1997, issued
 in exchange for
 convertible
 debentures             45,138     1,354        79,896                   81,250
November 1997,
 issued in settlement
 of accounts payable    16,667       500        29,500                   30,000
March 1998,
 issued in settlement
 of note payable        39,177     1,175        59,372                   60,547
March 1998, issued
 for services           50,000     1,500        75,751                   77,251
May 1998, issued
 for services          106,333     3,190       196,185                  199,375
May 1998, issued
 in exchange for
 convertible
 debentures             66,540     1,997       100,503                  102,500
May 1998, issued
 in settlement of
 accounts payable      110,951     3,329       206,794                  210,123
June 1998, issued
 for services           33,333     1,000        99,000                  100,000
Issued for cash,
 common stock and
 100,000 warrants      400,000    12,000       588,000                  600,000
Costs related to
 issuance of common
 stock and warrants                          ( 202,075)               ( 202,075)

                                                           (continued)      F-4

                   Adrenalin Interactive, Inc. and Subsidiary

           Consolidated Statements of Changes in Shareholders' Equity

                                           Additional                 Total
                        Common stock        paid-in   Accumulated  shareholders'
                       Shares     Amount    capital     deficit       equity
                     ---------   -------   ----------  -----------  ------------
Common stock
 subscription
 receivable            208,334     6,250       493,750                  500,000
Costs related to
 common stock
 subscription
 receivable                                  (  65,000)               (  65,000)
Issued 60,000 options
 for services                                  226,146                  226,146
Issued 300,000 warrants                        396,808                  396,808
 for capital
 raising services                            ( 396,808)               ( 396,808)
Net loss for the year
 ended June 30, 1998                                    ( 2,307,831)( 2,307,831)
                     ---------   -------   -----------   ----------  ----------

Balances,
June 30, 1998        2,897,020   $86,911   $13,469,441  ($9,151,051) $4,405,301
                     =========   =======   ===========   ==========  ==========

Balances,
 June 30, 1998        2,897,020   $86,911  $13,469,441  ($9,151,051) $4,405,301
 September 1998,
  issued for services    35,000     1,050       51,450                   52,500
 September 1998,
  issued in exchange
  for warrants           19,736       592 (        592)                      -
 December 1998,
  adjustment for
  fractional shares
  from reverse split (      185) (      5)                            (       5)
 January and February
  1999, issued
  in exchange for
  warrants              217,765     6,533 (      6,533)                      -
 February 1999, issued
  in settlement of
  accounts payable       18,423       553       27,081                   27,634
 February 1999, 70,000
  options issued for
  services                                      46,724                   46,724
 April 1999, warrants
  exercised for cash     41,663     1,249      108,113                  109,362
 Net loss for the year
  ended June 30, 1999                                   ( 2,745,734)( 2,745,734)
                      ---------   -------  -----------   -----------  ----------

Balances,
 June 30, 1999        3,229,422   $96,883  $13,695,684 ($11,896,785) $1,895,782
                      =========   =======  ===========  ===========  ==========

               See notes to consolidated financial statements.              F-5

                   Adrenalin Interactive, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows


                                      For the year ended June 30,
                                      ----------------------------
                                          1999           1998
                                      -------------  -------------
Cash flows from operating activities:

Net loss                               ($2,745,734)  ($2,307,831)

Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Write-off of goodwill                  1,579,132           -
  Write-off of license rights              100,000       100,000
  Amortization                             491,440       542,871
  Depreciation                             171,927       288,143
  (Gain) loss on disposal of fixed
   assets                              (    26,500)      250,669
  Allowance for doubtful accounts      (    32,395)       22,250
  Common stock issued for services          52,500       376,625
  Options issued for services               46,724       226,146
Change in:
  Accounts receivable                      123,504        34,027
  Costs and estimated earnings in
   excess of billings on uncompleted
   contracts                           (    88,060)        5,514
  Prepaid expenses                          38,970   (    50,274)
  Other assets                         (     6,236)       36,722
  Accounts payable and accrued
   liabilities                         (    37,759)      101,363
  Billings in excess of costs and
   estimated earnings on uncompleted
   contracts                               122,819   (    94,230)
  Deferred private placement costs     (    86,805)          -
  Deferred merger costs                (   100,383)          -
                                        ----------    ----------

Net cash used in operating activities  (   396,856)  (   468,005)
                                        ----------    ----------

Cash flows from investing activities:

  Purchase of fixed assets             (   100,635)  (    22,463)
  Proceeds from sale of fixed assets        50,800           -
                                        ----------    ----------

Net cash used in investing activities  (    49,835)  (    22,463)
                                        ----------    ----------



                                   (Continued)                               F-6

                   Adrenalin Interactive, Inc. and Subsidiary

                                      For the year ended June 30,
                                      ----------------------------
                                          1999           1998
                                      -------------  -------------

Cash flows from financing activities:

  Issuance of common stock and
   warrants, net of costs of
   issuance                            $      -      $  397,927
  Payments on notes and loans
   payable                            (   412,817)  ( 1,234,004)
  Proceeds from notes and loans           339,331     1,291,512
  Payments on due to officer          (    55,935)  (    27,365)
  Proceeds from common stock
   subscription                           435,000           -
  Proceeds from exercise of warrants      109,357           -
                                       ----------    ----------

Net cash provided by financing
 activities                               414,936       428,070
                                       ----------    ----------

Decrease in cash and cash equivalents (    31,755)  (    62,398)

Cash and cash equivalents,
 beginning                                166,363       228,761
                                       ----------    ----------

Cash and cash equivalents, ending      $  134,608    $  166,363
                                       ==========    ==========


Cash paid during the year for:

 Interest                              $   46,327    $   61,073
                                       ==========    ==========
 Income taxes                          $      -      $   32,633
                                       ==========    ==========






Noncash investing and financing activities: See Note 18.






               See notes to consolidated financial statements.              F-7

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998


1.      Summary of significant accounting policies and business activity:

        Business activity and basis of presentation:

        The consolidated financial statements of Adrenalin Interactive, Inc. and subsidiary ("Company") include the accounts of Adrenalin Interactive, Inc. (formerly Wanderlust Interactive, Inc.) ("Adrenalin"), its wholly-owned subsidiary, Western Technologies, Inc. ("Western"), and certain assets and certain liabilities of Smith Engineering ("SE"), which was a sole proprietorship prior to the acquisition discussed in
        Note 3. Intercompany transactions and balances have been eliminated. The Company is located in Los Angeles, California.

        Adrenalin is engaged in the creation, development, publishing, marketing and selling of interactive multimedia software entertainment titles on CD-ROM for personal computers.

        Western is engaged in the invention and development (including engineering and software development) of electronic designs, technology, and software, principally for toys and electronic games. Western licenses or sells inventions, designs, and software to independent manufacturers and publishers. Such manufacturers and publishers generally pay advance royalties or development fees and may pay additional royalties based on products sold. Western also provides product development services to manufacturers.
        SE is inactive at June 30, 1999.

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

        Reverse stock split:

        On December 29, 1998, the Company effected a 1 for 3 "reverse" stock split. All share, option, warrant, per share and weighted average share amounts have been restated to reflect this reverse stock split.

        Cash and cash equivalents:

        The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                                                                            F-8

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998


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

        Patents and licenses:

        The Company amortizes patents and licenses over their estimated useful lives. The Company revised its estimate of the useful lives during the fiscal year ended June 30, 1998 from four years to eight years. For the year ended June 30, 1998 the effect of applying the new estimated life was to reduce amortization expense by $425,170, and to decrease net loss by $425,170, and net loss per share by $0.21. The Company assesses the recoverability of patents and licenses, and whenever continued adverse circumstances indicate impairment, a write-off will be recorded. Based on continued cash flow from these assets, no write-off is required at June 30, 1999.

        Goodwill:

        Goodwill represents the excess of cost over the fair value of assets acquired and was amortized using the straight-line method over 40 years. At the end of the fiscal year ended June 30, 1999 the Company re-assessed the recoverability of its goodwill and wrote-off the remaining balance of $1,579,132.

        Capitalized software:

        Capitalized software (fully amortized at June 30, 1999) consists of salaries and other costs incurred to develop software from the time technical feasibility is established thru the date the product is ready for sale. Amortization begins when the software is available for general release and is calculated on a product-by-product basis using the faster of the straight-line method over the estimated useful life or based on expected units of sale. Amortization expense was $24,254 for the year ended June 30, 1999 and $75,684 for the year ended June 30, 1998.
                                                                             F-9

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998

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

                                                                            F-10

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998


2.      Going concern:

        The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and, at June 30, 1999, has a working capital deficiency. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and/or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent on achieving profitable operations and additional equity above that obtained in July, 1999; see "Subsequent events" note. Management's plans to achieve profitability and equity include developing new products, obtaining new customers, and merging with another entity; see "Subsequent events" note.

3.      Acquisition:

        On February 4, 1997, Adrenalin closed on an acquisition agreement between Adrenalin, Western, SE and Mr. Jay Smith, III ("Mr. Smith"). The agreement provided for the sale of 100% of the outstanding shares of stock of Western and certain assets and certain liabilities of SE in exchange for 266,667 shares (adjusted for the 1 for 3 split) of the Company's common stock. As part of the acquisition, a license agreement was entered into between Western and Mr. Smith in which Mr. Smith granted to Western the exclusive right to use and market patents and license agreements owned by Mr. Smith. The license agreement provides that 75% of the revenues from such patents and licenses will be retained by Western and 25% will be retained by Mr. Smith until Mr. Smith receives an aggregate revenue from such patents and licenses of $2,000,000, at which time no further revenue will inure to Mr. Smith.

        The business combination has been accounted for using the purchase method.

        The cost of the acquired enterprise was $5,082,000. The Company issued 266,667 shares (adjusted for the 1 for 3 split) of common stock with an assigned value of $15 each (adjusted for the 1 for 3 split) and assumed liabilities in excess of assets which amounted to $1,082,000.

        Acquired goodwill was amortized over forty years using the straight-line method, thru June 30, 1999, at which date the balance was written-off.

                                                                            F-11

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998

4.      Accounts receivable:
                                                  June 30, 1999
                                                  -------------
        Completed contracts                         $       -
        Contracts in progress                            60,000
        Other                                            42,950
                                                    -----------
                                                        102,950
        Less allowance for doubtful accounts             13,355
                                                    -----------
                                                    $    89,595
                                                    ===========

5.      Billings in excess of costs and estimated earnings on uncompleted contracts:
                                                   June 30, 1999
                                                  -------------
        Costs incurred                               $1,515,199
        Estimated earnings                               94,681
                                                    -----------
                                                      1,609,880
        Less billings to date                       ( 1,665,608)
                                                     ----------
                                                    ($   55,728)
                                                    ===========

        Included in the accompanying consolidated balance sheet under the following:

        Costs and estimated earnings
         in excess of billings on
         uncompleted contracts                       $  103,146
        Billings in excess of costs
         and estimated earnings on
         uncompleted contracts                      (   158,874)
                                                     ----------
                                                    ($   55,728)
                                                    ===========

6.      Fixed assets, net:
                                                  June 30, 1999
                                                  -------------
        Computers                                    $1,247,936
        Furniture                                       127,015
        Leasehold improvements                           19,544
                                                     ----------
                                                      1,394,495
        Less accumulated depreciation
         and amortization                             1,135,668
                                                    -----------
                                                     $  258,827
                                                     ==========
                                                                            F-12

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998


7.      Notes and loans payable:
                                                             June 30, 1999
                                                             -------------

        Unsecured note payable, due December 30, 1999.
        Interest only (at prime plus 3.5%)
        is payable monthly. Prime was 7.75%
        at June 30, 1999. Personally guaranteed
        by an officer/shareholder and his wife and
        secured by a Second Trust Deed on the
        officer/shareholder's residence.                        $396,000

        Other unsecured notes and capital lease obligation        40,613
                                                                --------
                                                                 436,613

        Current portion                                           12,360
                                                                --------
                                                                $424,253
                                                                ========

8.      Convertible debentures:

        In May, 1995, the Company issued units consisting of convertible debentures and common stock. An aggregate of $507,500 of debentures payable and 155,125 shares (adjusted for the 1 for 3 split) of common stock were issued to various investors in exchange for $1,015,000. The debentures were due in May, 1997. The Company offered the debenture holders two options in lieu of payment: 1) Conversion into shares of common stock at the rate of $0.60 (not adjusted for the 1 for 3 split) per share or, 2) extend the due date for one year in exchange for 200 shares (not adjusted for the 1 for 3 split) of common stock for each $1,000 so extended. As of June 30, 1997, 134,720 shares (adjusted for the 1 for 3 split) of common stock were issued in exchange for $242,500 of convertible debentures, and 4,333 shares (adjusted for the 1 for 3 split) were issued to extend the due date of $65,000 of convertible debentures. During the year ended June 30, 1998, 156,817 shares (adjusted for the 1 for 3 split) of common stock were issued in exchange for $265,000 of convertible debentures, and accrued interest thereon. At June 30, 1998, no convertible debentures were outstanding.

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998

9.      Stock options:

        In the fiscal year ended June 30, 1995, the Company adopted the 1995 Stock Option Plan ("95 Plan"). In September, 1995, the Company amended the 95 Plan. The 95 Plan (as amended) provides for the granting of options to purchase up to 360,000 shares of common stock at an exercise price equal to the fair market value of the common stock (110% of fair market value for a holder of in excess of 10%) on the date of the grant. No options have been exercised to date.

        95 Plan activity during the year ended June 30, 1999 (adjusted for the 1 for 3 split) follows:
                                                                Average
                                                  Shares         Price
                                                  ------        -------
        Outstanding at beginning of year          81,658        $1.59
        Granted                                   21,660         0.90
        Exercised                                     -            -
        Forfeited                                  9,830         2.12
                                                 -------
        Outstanding at end of year                93,488        $1.39
                                                 =======        =====
        Options exercisable at June 30, 1999      55,712        $1.45
                                                 =======        =====
        Weighted average remaining
         contractual life, years                     3.8
                                                 =======
        Options outstanding at June 30, 1999:
                                                  Shares         Price
                                                  ------        -------
                                                   5,000        $ 0.66
                                                   2,500          0.84
                                                  13,827          1.00
                                                  58,333          1.41
                                                  12,162          1.88
                                                   1,666          3.28
                                                  ------
                                                  93,488
                                                  ======

        95 Plan activity during the year ended June 30, 1998 (adjusted for the 1 for 3 split) follows:
                                                                Average
                                                  Shares         Price
                                                  ------        -------
        Outstanding at beginning of year         106,498        $6.18
        Granted                                   80,167         1.59
        Exercised                                    -            -
        Forfeited                                105,007         6.24
                                                 -------
        Outstanding at end of year                81,658        $1.59
                                                 =======        =====
        Options exercisable at June 30, 1998      27,008        $1.59
                                                 =======        =====
        Weighted average remaining
         contractual life, years                     4.6
                                                 =======                    F-14

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998

9.      Stock options (continued):

        In July, 1996, the Company adopted the 1996 Stock Option Plan ("96 Plan"). The 96 Plan provides for the granting of options to purchase up to 360,000 shares of common stock at an exercise price equal to the fair market value of the common stock (110% of fair market value for a holder of in excess of 10%) on the date of the grant. No options have been exercised to date.

        96 Plan activity during the year ended June 30, 1999 (adjusted for the 1 for 3 split) follows:

                                                                Average
                                                  Shares         Price
                                                  ------        -------
        Outstanding at beginning of year          13,500        $ 1.88
        Granted                                       -              -
        Exercised                                     -              -
        Forfeited                                     -              -
                                                --------
        Outstanding at end of year                13,500        $ 1.88
                                                ========        ======
        Options exercisable at June 30, 1999      10,125        $ 1.88
                                                ========        ======
        Weighted average remaining
         contractual life, years                     2.6
                                                ========
        Options outstanding at June 30, 1999:
                                                  Shares         Price
                                                  ------        -------
                                                  13,500        $ 1.88
                                                 =======        ======


        96 Plan activity during the year ended June 30, 1998 (adjusted for the 1 for 3 split) follows:

                                                                Average
                                                  Shares         Price
                                                  ------        -------
        Outstanding at beginning of year          39,417        $ 4.08
        Granted                                       -              -
        Exercised                                     -              -
        Forfeited                                 25,917        $ 5.25
                                                --------
        Outstanding at end of year                13,500        $ 1.88
                                                ========        ======
        Options exercisable at June 30, 1998       6,750        $ 1.88
                                                ========        ======
        Weighted average remaining
         contractual life, years                     3.6
                                                ========

                                                                            F-15

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998



9.      Stock options (continued):

        Non-plan options:

        Non-plan option activity during the year ended June 30, 1999 (adjusted for the 1 for 3 split) follows:
                                                                Average
                                                  Shares         Price
                                                  ------        -------
        Outstanding at beginning of year          318,329        $ 2.42
        Granted                                    70,000          1.02
        Exercised                                  24,999          0.63
        Forfeited                                  14,999          0.63
                                                 --------
        Outstanding at end of year                348,331        $ 2.20
                                                 ========        ======
        Options exercisable at June 30, 1999      232,218        $ 2.28
                                                 ========        ======
        Weighted average remaining
         contractual life, years                      7.0
                                                 ========

        Options outstanding at June 30, 1999:
                                                  Shares         Price
                                                  ------        -------
                                                   45,000        $ 0.75
                                                    8,333          1.20
                                                   25,000          1.50
                                                  256,665          1.88
                                                   13,333         15.00
                                                 --------
                                                  348,331
                                                 ========

        Non-plan option activity during the year ended June 30, 1998 (adjusted for the 1 for 3 split) follows:
                                                                Average
                                                  Shares         Price
                                                  ------        -------
        Outstanding at beginning of year           31,665        $ 7.41
        Granted                                   286,664          1.87
        Exercised                                     -              -
        Forfeited                                     -              -
                                                 --------
        Outstanding at end of year                318,329        $ 2.42
                                                 ========        ======
        Options exercisable at June 30, 1998       97,777        $ 2.72
                                                 ========        ======
        Weighted average remaining
         contractual life, years                      8.0
                                                 ========
                                                                            F-16

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998


10.     Accounting for stock based compensation:

        The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized in the consolidated financial statements for the employee stock options issued.

        Had compensation cost for the Company's employee stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net loss and loss per share (adjusted for the 1 for 3 split) would have been as indicated below:

                                                  Year ended      Year ended
                                                 June 30, 1999   June 30, 1998
                                                 -------------   -------------
        Net loss - as reported                     $2,745,734      $2,307,831
        Net loss - pro forma                       $2,842,548      $2,445,099
        Loss per share - as reported                    $0.90           $1.10
        Loss per share - pro forma                      $0.93           $1.17

        For the years ended June 30, 1999 and 1998, respectively, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected volatility of 228% and 209%; risk-free interest rate of 6.0% and 6.0%; and expected lives of 4.5 and
        6.4 years.

11.     Commitments and contingencies:

        Commitments:

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

        The Company wrote off $100,000 of the advance royalty in each year of the three years ended June 30, 1999, as a result of weaker than expected sales of the licensed product.
                                                                            F-17

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998


11.     Commitments and contingencies (continued):

        Commitments (continued):

        The Company is obligated under a lease agreement for office space in Los Angeles, California. Minimum monthly payments of $15,768 (subject to a minimum 3% increase) are due through January 31, 2002. Future minimum rental commitments under the lease are 2000, $189,216; 2001, $194,892; 2002, $83,641. Rent expense for the fiscal years ended June 30, 1999 and 1998 was $184,826 and $208,566, respectively.

        The Company leases computer equipment under several operating leases that are substantially similar. These leases have expiration dates from fiscal years ending 2000 to 2002. Future minimum lease payments are:
        2000, $11,012; 2001, $6,691; 2002,$3,387.

12.     Initial public offering:

        In March and April, 1996, the Company closed an initial public offering of common stock and redeemable warrants. In connection with such offering, the investment banker received, for nominal consideration, five year warrants to purchase 43,333 shares (adjusted for the 1 for 3 split) of common stock and 70,000 redeemable warrants (adjusted for the 1 for 3 split). These warrants are exercisable at any time during a four year period ending March 20, 2001 for $18.00 per share (adjusted for the 1 for 3 split) of common stock and $.90 per redeemable warrant (adjusted for the 1 for 3 split).

13.     Related party transactions:

        During the year ended June 30, 1998, the Company incurred $45,830 of legal fees and disbursements to a law firm. For the year ended June 30, 1999 legal fees and disbursements of $6,555 were incurred to the same law firm. A partner in that firm was an officer/shareholder/director, and is currently a shareholder.

        In May, 1998, the Company issued 73,333 shares of common stock at a deemed price of $1.875 (adjusted for the 1 for 3 split) to a business consulting firm with which a director of the Company is affiliated and 8,333 shares (adjusted for the 1 for 3 split) of common stock to another director as consideration for consulting services.

14.     Income taxes:

        For income tax purposes, as of June 30, 1999 the Company has deferred start-up costs and a net operating loss carryforward approximating the financial accounting net loss since inception. The start-up costs are being amortized over five years commencing during the third quarter of fiscal 1997. The net operating loss carryforward will begin to expire in 2013. These items result in a deferred tax asset of approximately $4,000,000. However, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax asset.
                                                                            F-18

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998


15.     Business segment information and foreign revenue:

        The Company's operations have been classified into two business segments: publishing and development contracts. Prior to the Company's acquisition of Western, it operated as a publisher.

        For the fiscal year ended June 30, 1999:
                                              Development
                              Publishing       contracts       Total
                              ----------      -----------   -----------
        Revenues              $  186,000      $2,695,000    $2,881,000
        Operating income
         (loss)                   18,000     ( 2,764,000)  ( 2,746,000)
        Total assets             199,000       2,832,000     3,031,000
        Depreciation and
         amortization            126,000         639,000       765,000
        Capital expenditures         -           125,000       125,000

        For the fiscal year ended June 30, 1998:
                                              Development
                              Publishing       contracts       Total
                              ----------      -----------   -----------

        Revenues              $  460,000      $2,300,000    $2,760,000
        Operating loss         1,620,000         670,000     2,290,000
        Total assets             820,000       4,765,000     5,585,000
        Depreciation and
         amortization            305,000         625,000       930,000
        Capital expenditures         -            20,000        20,000

        Foreign royalties for the fiscal year ended June 30, 1999 and 1998 were $170,000 and $518,000, respectively.

16.     Concentration of credit risk and major customers:

        The Company deals with a relatively small number of customers which account for revenues and receivables as presented below:

                                 % of Revenues          % of Receivables
                              Year ended June 30,        As of June 30,
                              -------------------        --------------
                               1999       1998                 1999
                               ----       ----                 ----
        Customer "A"            26%        27%                  67%
        Customer "B"            22%        25%                   -
        Customer "C"            32%         -                    -

                                                                            F-19

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998


17.     Private offering and warrants issued:

        During the fiscal year ended June 30, 1998, the Company effected a private offering of 400,000 shares (adjusted for the 1 for 3 split) of common stock and 100,000 warrants (adjusted for the 1 for 3 split) for aggregate consideration (net of expenses) of $397,927. The warrants are exercisable at $3.75 per share, and expire one year from the date of issuance.

        During the fiscal year ended June 30, 1998, the following warrants, exercisable upon issuance, were issued for capital raising services:

        16,667 exercisable at $3.75 per share, expiring January 14, 2001 166,667 exercisable at $0.75 per share, expiring December 31, 2004 116,666 exercisable at $1.875 per share, expiring December 31, 2004

        These warrants were valued using the Black Scholes pricing model (see
        Note 10 for assumptions) which resulted in a valuation of $396,808.

18.     Supplemental disclosure of noncash investing and financing activities:

        During the fiscal year ended June 30, 1998:

        See Note 8 regarding convertible debentures converted.
        156,817 shares issued in exchange for $265,000 of convertible debentures.
        127,618 shares issued in settlement of $240,123 of accounts payable. 39,177 shares issued in settlement of $60,547 of notes payable. 189,666 shares issued for consulting services.

        On June 30, 1998, subscription agreements for an aggregate of 208,334 shares (adjusted for the 1 for 3 split) of common stock were executed. Net proceeds were received in July, 1998 in the amount of $435,000.

        During the fiscal year ended June 30, 1999:

        35,000 shares issued for consulting services.
        18,423 shares issued in settlement $27,634 of accounts payable. 237,502 shares issued upon cashless exercise of warrants for 274,998 shares of common stock.
        Options for 70,000 shares of common stock issued for services. $24,969 of furniture was acquired by capital lease.



                                                                           F-20

                   Adrenalin Interactive, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 1999 and 1998


19.     Subsequent events:

        Private placement:

        On July 12, 1999, the Company and a private investor entered into a Stock Purchase Agreement ("Agreement") under which the Company issued 293,255 shares of common stock for $1,250,000. Additional shares (and three year warrants) for an aggregate additional consideration of $750,000 are required to be issued and purchased upon the closing of the merger discussed below. The Agreement provides for two repricing periods which may result in issuance of additional shares if the average bid price during specified 90 day periods does not equal or exceed 115% (or 118% for the second repricing period) of the purchase price(s). In addition to the 293,255 shares issued, the Company issued a warrant for 29,325 shares exercisable at $4.843 per share through and including July 31, 2002. The Company also agreed to prepare and file with the SEC a registration statement, at its own expense, related to the shares (and warrants) issued.

        At June 30, 1999, costs related to the private placement aggregated $86,805 which amount is reflected in "Other assets" on the consolidated balance sheet. These costs will be deducted from the proceeds of the private placement during the fiscal year ended June 30, 2000.

        Loan transaction:

        On July 23, 1999, the Company entered into a loan transaction with McGlen Micro, Inc. ("McGlen") (see below re: contemplated merger) under which the Company loaned $500,000 to McGlen. The loan is evidenced by a secured subordinated promissory note, is due one year from issuance, and bears interest at 8%.

        Contemplated merger:

        The Company is in the process of consummating a "reverse" merger. At its annual meeting, which is scheduled in October, 1999, the Company will seek stockholder approval for an Agreement and Plan of Merger dated April 28, 1999 ("Merger Agreement"). If the Merger Agreement is approved, McGlen will become a wholly-owned subsidiary of the Company and the Company will issue to McGlen security holders shares of the Company's common stock and options to purchase shares of the Company's common stock equaling approximately 87% of the shares that will be outstanding immediately following the "reverse" merger. If the merger is completed, the Company will be required to issue 5% of its common stock outstanding immediately prior to such merger to a consulting firm.

        At June 30, 1999, costs related to the merger aggregated $100,383 which amount is reflected in "Other assets" on the consolidated balance sheet. These costs will be deducted from shareholders' equity if the merger is consummated. If the merger is not consummated, such costs will be charged to operations during the fiscal year ended June 30, 2000.

                                                                            F-21

                                   Exhibit 21
                                   ----------


                   Subsidiaries of Adrenalin Interactive, Inc.
                   ------------------------------------------




                                   Jurisdiction of
Name of Subsidiary                   Organization          Percentage Ownership
------------------                  --------------         --------------------

Western Technologies, Inc.            California                       100%

Adrenalin Acquisition Corp.           California                       100%

Adrenalin Entertainment, Inc.         California                       100%
(name holding subsidiary only)