Form 10QSB
period 1999-09-30
ADRENALIN INTERACTIVE INC
filed 1999-11-15
CIK 942650

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

     Commission file number:  0-27828


                          ADRENALIN INTERACTIVE, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                                              13-3779546
-------------------------------                              ------------------
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

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes ..X..
No .....

     The number of shares outstanding of each of the issuer's classes of publicly-traded common equity, as of November 10, 1999, was 3,547,376 shares of Common Stock.

                   Adrenalin Interactive, Inc. and Subsidiary

                           Consolidated Balance Sheet
                               September 30, 1999



                                     ASSETS

Current assets:
 Cash and cash equivalents                            $    158,438
 Accounts receivable, net of allowance for
 doubtful accounts of $13,355                              229,559
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                     282,162
 Prepaid expenses                                           98,717
                                                      ------------
    Total current assets                                   768,876
                                                      ------------
Fixed assets, net                                          253,944
                                                      ------------
Other assets:
 Patents and licenses, net of accumulated
  amortization of $1,310,940                             2,090,419
 Security deposits and other                                24,287
 Deferred merger costs                                     136,694
 Loan receivable                                           450,000
                                                      ------------
                                                         2,701,400
                                                      ------------
                                                      $  3,724,220
                                                      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes and loans payable, current portion             $    484,872
 Accounts payable and accrued liabilities                  532,691
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                         26,323
                                                      ------------
     Total current liabilities                           1,043,886
                                                      ------------
Notes and loans payable, non-current portion                27,367
     Total liabilities                                   1,071,253
                                                      ------------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value;
  authorized, 100,000 shares;
  issued and outstanding, none                                   -
 Common stock, $.03 par value;
  authorized, 20,000,000 shares;
  issued and outstanding, 3,539,343                        106,180
 Additional paid-in capital                             14,804,178
 Accumulated deficit                                  ( 12,257,391)
                                                      ------------
     Total shareholders' equity                          2,652,967
                                                      ------------
                                                      $  3,724,220
                                                      ============













                 See notes to consolidated financial statements.

                   Adrenalin Interactive, Inc. and Subsidiary

                      Consolidated Statements of Operations



                                           Three months       Three months
                                               ended              ended
                                        September 30, 1999 September 30, 1998
                                        ------------------ ------------------

Revenues:
 Development contracts                      $  894,219         $ 252,002
 Royalties                                      34,904           123,070
                                           -----------       -----------

                                               929,123           375,072
                                           -----------       -----------
Expenses:
 Cost of development contracts                 687,202           276,999
 Research and development                       -                 35,373
 Selling, general and administrative           445,100           463,244
 Depreciation and amortization                 144,389           192,756
 Interest expense, net                          13,038            10,609
                                           -----------       -----------
                                             1,289,729           978,981
                                           -----------       -----------

Loss before income taxes                   (   360,606)      (   603,909)
                                           ===========       ===========
Income taxes                                      -                 -
                                           -----------       -----------

Net loss                                   ($  360,606)      ($  603,909)

Per share information:
 Basic:
  Net loss per share                       ($      .10)      ($      .21)
                                           ===========       ===========
  Weighted average shares outstanding        3,528,232         2,915,266
                                           ===========       ===========

 Diluted:
  Net loss per share                       ($      .10)      ($      .21)
                                            ==========        ==========
  Weighted average shares outstanding        3,658,894         2,915,266
                                            ==========        ==========



                 See notes to consolidated financial statements.

                   Adrenalin Interactive, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                           Three months       Three months
                                               ended              ended
                                        September 30, 1999 September 30, 1998
                                        ------------------ ------------------

Cash flows from operating activities:

Net loss                                   ($  360,606)      ($ 603,909)

Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Write-off of license rights                        -           25,000
  Amortization                                 106,292          129,659
  Depreciation                                  38,097           38,097
  Common stock issued for services                   -           52,500

Change in:
  Accounts receivable                      (   139,964)      (   53,288)
  Costs and estimated earnings in excess
   of billings on uncompleted contracts    (   179,016)          15,086
  Prepaid expenses                         (    62,913)           1,352
  Other assets                                   1,178                -
  Accounts payable and accrued liabilities (     7,384)             647
  Billings in excess of costs and estimated
   earnings on uncompleted contracts       (   132,551)      (   18,758)
  Deferred private placement costs              86,805                -
  Deferred merger costs                    (    36,311)               -
                                             ----------        ---------

Net cash used in operating activities      (   686,373)      (  413,614)
                                             ----------        ---------

Cash flows from investing activities:

  Purchase of fixed assets                 (    33,214)      (    3,721)
  Loan to proposed target company          (   500,000)               -
  Repayment of loan                             50,000                -
  Proceeds from sale of fixed assets                 -                -
                                             ----------        ---------
Net cash used in investing activities      (   483,214)      (    3,721)
                                            ----------        ---------

                   Adrenalin Interactive, Inc. and Subsidiary

                                          Three months       Three months
                                               ended              ended
                                        September 30, 1999 September 30, 1998
                                        ------------------ ------------------

Cash flows from financing activities:

  Issuance of common stock and
   warrants, net of costs of
   issuance                                 $1,086,542       $         -
  Payments on notes and loans
   payable                                  (   22,885)      (   253,807)
  Proceeds from notes and loans                 98,511           308,113
  Payments on due to officer,
   net of interest accrued                           -             1,441
  Proceeds from common stock subscription            -           435,000
  Proceeds from exercise of warrants            31,249                 -
                                            ----------       -----------

Net cash provided by financing
 activities                                  1,193,417           490,747
                                            ----------       -----------

Increase in cash and cash equivalents           23,830            73,412

Cash and cash equivalents,
 beginning                                     134,608           166,363
                                            ----------       -----------

Cash and cash equivalents, ending           $  158,438       $   239,775
                                            ==========       ===========

Cash paid during the year for:

 Interest                                   $   12,936       $     4,668
                                            ==========       ===========
 Income taxes                               $        _       $         -
                                            ==========       ===========



                 See notes to consolidated financial statements.

                          Adrenalin Interactive, Inc.
                         Notes to Financial Statements


1. The financial statements as of September 30, 1999 and for the three month periods ending September 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2000.

2.    Private placement:

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

3.    Loan transaction:

      On July 23, 1999, the Company entered into a loan transaction with McGlen Micro, Inc. ("McGlen") (see below re: contemplated merger) under which the Company loaned $500,000 to McGlen. The loan is evidenced by a secured subordinated promissory note, is due one year from issuance, and bears interest at 8%.

                          Adrenalin Interactive, Inc.
                         Notes to Financial Statements


4.    Contemplated merger:

      The Company is in the process of consummating a "reverse" merger. At its annual meeting, which is scheduled for November 11, 1999, the Company will seek stockholder approval for an Agreement and Plan of Merger dated April 28, 1999 ("Merger Agreement"). If the Merger Agreement is approved, McGlen will become a wholly-owned subsidiary of the Company and the Company will issue to McGlen security holders shares of the Company's common stock and options to purchase shares of the Company's common stock equaling approximately 87.5% of the shares that will be outstanding immediately following the "reverse" merger. If the merger is completed, the Company will be required to issue 5% of its common stock outstanding immediately prior to such merger to a consulting firm.

      At September 30, 1999, costs related to the merger aggregated $136,694 which amount is reflected in "Other assets" on the consolidated balance sheet. These costs will be deducted from shareholders' equity if the merger is consummated. If the merger is not consummated, such costs will be charged to operations during the fiscal year ended June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Results of Operations.

            For our first quarter of fiscal 2000 ended September 30, 1999, we realized revenues of $929,123 as compared to revenues of $375,072 for the same period in fiscal 1999, an increase of 248%. These higher revenues represent the continuation of a series of development contracts for video and computer games. We had a net loss of $360,606 for the first fiscal quarter ended September 30, 1999, or $.10 per share, an improvement of $243,303 from a net loss in the first quarter one year ago of $603,909, or $.21 per share.

            Expenses during the quarter ended September 30, 1999 of $1,289,729 were higher than the $978,981 of expenses during the same period the previous year. These higher expenses were principally due to delays in our development contracts and activities related to our planned merger with McGlen Micro, Inc. ("McGlen") which consumed a significant amount of time and effort by management and staff.

            Financial Condition.

            In July 1999, we completed a private placement of our Common Stock to Escalade Investors, LLC ("Escalade") for a gross amount of $1,250,000 and received an irrevocable commitment from Escalade to purchase another $750,000 worth of our Common Stock at the completion of our proposed merger with McGlen. In July 1999, we loaned $500,000 of these proceeds to McGlen and, after fees of $75,000, we received net proceeds of $675,000. In September 1999, McGlen repaid $50,000 of such loan.

            As of September 30, 1999, our stockholders' equity was $2,652,9967 as compared to stockholders' equity of $1,895,782 as of June 30, 1999.

            Our cash and cash equivalents were $158,438 as of September 30, 1999 compared to $134,604 as of June 30, 1999.

            For the first fiscal quarter ended September 30, 1999, we had working capital deficit of ($275,010) as compared to a working capital deficit of ($348,156) as of June 30, 1999.

            The basic weighted number of shares of our Common Stock outstanding for the first fiscal quarter ended September 30, 1999 was 3,528,232 as compared to 2,915,266 for the same quarter of fiscal 1999.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

      (c)   Recent Sale of Unregistered Securities.
            ---------------------------------------

            1. On July 12, 1999, we sold 293,255 shares of our Common Stock to Escalade Investors, LLC ("Escalade") for gross proceeds of $1,250,000. In connection with such financing, Escalade also received, at no additional cost, a three-year warrant to purchase 29,325 additional shares of our Common Stock at an exercise price of $4.843 per share. Such warrants may be exercised by Escalade on a "cashless exercise" basis to the extent that the average market value of the shares of our Common Stock issuable upon exercise of such warrants for the five trading days prior to exercise exceeds the aggregate exercise price for the shares as to which the warrants are being exercised.

            If the average closing price for our common stock for the two 90-day periods immediately subsequent to October 10, 1999 does not equal 115% and 118%, respectively, of the aggregate price paid by Escalade for such common stock, Escalade has repricing rights under our agreement with it such that we will be required to issue additional shares to Escalade for no additional consideration so that the value of the purchased shares plus the additional shares equal 115% or 118%, as applicable, on the average of purchase price paid by Escalade for such common stock.

            Caldwell Capital Corp. was employed as an underwriter in connection with such issuance and an aggregate of $75,000 in commissions were paid to Caldwell Capital Corp. in connection with such issuance. Our issuance of shares of our Common Stock and warrants to purchase shares of our Common Stock to Escalade was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and Section 4(6) thereof.

            2. On September 17, 1999, we a issued three-year warrant to purchase up to an aggregate of 5,000 shares of our Common Stock at an exercise price equal to $4.2625 per share to Soma Fund, VIII, LLC ("Soma") as partial consideration for a $50,000 loan made to us by Soma. No underwriter was employed by us in connection with the issuance of such warrant and no underwriting discounts or commissions were paid by us in connection therewith. Our issuance of such warrant to purchase shares of our Common Stock to Soma was exempt from the registration requirements of Securities Act pursuant to Sections 4(2) and 4(6) thereof.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

      (a)   Reports on Form 8-K.
            -------------------

            1. On July 13, 1999, we filed a report on Form 8-K in respect of our financing with Escalade.

            2. On July 23, 1999, we filed a report Form 8-K announcing that we had made a $500,000 loan to McGlen Micro, Inc. ("McGlen") pursuant to our merger agreement with McGlen. In addition, we announced that we and McGlen had extended the termination date of our proposed merger from August 31, 1999 until October 31, 1999.

      (a)   Exhibits.
            --------

            Attached hereto are the following exhibits:

            Exhibit No.       Description of Exhibit            Page No.
            -----------       ----------------------            --------

                 27           Financial Data Schedule               12


                                  Signatures
                                  ----------

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 1999
                                                 ADRENALIN INTERACTIVE, INC.


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