Form 10KSB
period 1999-12-31
ADRENALIN INTERACTIVE INC
filed 2000-04-14
CIK 942650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                       OR
  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No.: 0-27878

                           MCGLEN INTERNET GROUP, INC.
                 (Name of small business issuer in its charter)

                               Delaware 13-3779546
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

               3002 Dow Avenue Suite 114 Tustin, California 92780
               (Address of principal executive offices)(Zip code)

                    Issuer's telephone number: (714) 838-1240

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:


                               Title of each class
                               -------------------


                          Common Stock, $.03 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for the year ended December 31, 1999 were $27,494,000.

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as reported by the NASDAQ SmallCap Market on April 12, 2000 was $79,594,170 (computed on the basis of $2.50 per share, April 13, 2000 the last reported sale price for shares of the Company's Common Stock on the NASDAQ SmallCap Market as of such date).

As of April 12, 2000, the registrant had 31,837,668 outstanding shares of Common Stock.

                                Table of Contents


     Forward Looking Statements...................................................................................4
     --------------------------

PART I............................................................................................................4
------

   ITEM 1.  BUSINESS..............................................................................................4
   -----------------
     General......................................................................................................4
     -------
     Business.....................................................................................................4
     --------
     Discontinued Operations......................................................................................5
     -----------------------
     Industry Background..........................................................................................5
     -------------------
     Strategy.....................................................................................................5
     --------
     Websites.....................................................................................................5
     --------
     Products, Services, And Expansion............................................................................6
     ---------------------------------
     Marketing....................................................................................................6
     ---------
     Customer Service.............................................................................................8
     ----------------
     Warehousing, Fulfillment And Distribution....................................................................8
     -----------------------------------------
     Technology...................................................................................................8
     ----------
     Competition..................................................................................................8
     -----------
     Sales Tax....................................................................................................9
     ---------
     Government Regulation........................................................................................9
     ---------------------
     Employees...................................................................................................10
     ---------
     Research and Development....................................................................................10
     ------------------------
     Backlog.....................................................................................................10
     -------
     We may be unable to manage our growth.......................................................................13
     -------------------------------------
     The electronic commerce market is intensely competitive.....................................................14
     -------------------------------------------------------
     The Company's stock has a small amount of public float and low trading volume...............................17
     -----------------------------------------------------------------------------
     Shipping and postage could increase our operating expenses..................................................17
     ----------------------------------------------------------
   ITEM 2.  DESCRIPTION OF PROPERTY..............................................................................18
   --------------------------------
   ITEM 3.  LEGAL PROCEEDINGS....................................................................................18
   --------------------------
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................18
   ------------------------------------------------------------


PART II..........................................................................................................18
-------

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................................18
   -----------------------------------------------------------------
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................19
   ---------------------------------------------------------------------------------------------
     Overview....................................................................................................19
     --------
     Results of Operations.......................................................................................20
     ---------------------
     Liquidity and Capital Resources.............................................................................21
     -------------------------------
     Year 2000...................................................................................................23
     ---------
     Inflation...................................................................................................24
     ---------
   ITEM 7. FINANCIAL STATEMENTS..................................................................................24
   ----------------------------
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................24
   --------------------------------------------------------------------------------------------

PART III.........................................................................................................24
--------

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
   ----------------------------------------------------------------------------------------------------------
   EXCHANGE ACT..................................................................................................24
   -------------
     (a) Information Relating to Executive Officers and Directors................................................24
     ------------------------------------------------------------
     (b) Section 16(a) Reporting Delinquencies...................................................................26
     -----------------------------------------
   ITEM 10. EXECUTIVE COMPENSATION...............................................................................26
   -------------------------------
     (d)  Executive Officer Employment Contracts.................................................................27
     -------------------------------------------
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................27
   -----------------------------------------------------------------------
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................28
   -------------------------------------------------------
     Acquisition of AMT..........................................................................................28
     ------------------
     Reverse Acquisition (Merger) with Mcglen Micro, Inc.........................................................28
     ----------------------------------------------------
     Mackenzie Shea, Inc.........................................................................................28
     --------------------
     Convertible Notes...........................................................................................28
     -----------------
     Finance Transaction with Synnex Information Technologies, Inc...............................................29
     --------------------------------------------------------------
     Brokers Fees for the Synnex Transaction.....................................................................29
     ---------------------------------------
     Pre-Merger Mcglen Financings................................................................................29
     ----------------------------
     Pre-Merger Adrenalin Financing by Escaldade.................................................................29
     -------------------------------------------
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................................................30
   -----------------------------------------

SIGNATURES.......................................................................................................32
----------


Deferred.........................................................................................................39
--------

     Pre-Merger Mcglen Financings................................................................................46
     ----------------------------
     Pre-Reverse Acquisition (Merger) Adrenalin Financing........................................................46
     ----------------------------------------------------


Forward Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about Mcglen Internet Group, Inc.'s industry, management's beliefs and certain assumptions made by management. When used in this report and elsewhere by management, from time to time, the words "believes," "plans," "estimates," "intends," "anticipates," "seeks," and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Additional Factors That May Affect Future Results." Particular attention should be paid to the cautionary statements involving Mcglen Internet Group, Inc.'s limited operating history, anticipated losses, unpredictability of future revenues, potential fluctuations in operating results, systems failures, business interruptions, capacity constraints, systems development, management of growth, the intensely competitive nature of the electronic commerce industry and reliance on third parties, manufacturers, distributors and suppliers. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, Mcglen Internet Group, Inc. undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that Mcglen Internet Group, Inc. files from time to time with the Securities and Exchange Commission ("SEC").

                                     PART I

ITEM 1.  BUSINESS

General

As used herein, "Mcglen", "we", "us", "the Company" and "our" refer to Mcglen Internet Group, Inc. and our subsidiaries including Western Technologies, Inc. ("Western"), Mcglen Micro, Inc., and AMT Components, Inc. unless the context requires otherwise. Western is the operating subsidiary of Adrenalin Interactive, Inc., see paragraph immediately below and "Discontinued Operations" below.

We were incorporated in Delaware in May 1994. In March 1995, we changed our name to Wanderlust Interactive, Inc., and in May 1998, we changed our name to Adrenalin Interactive, Inc. On December 2, 1999, we completed a reverse acquisition with Mcglen Micro, Inc. in which the stockholders of Mcglen Micro, Inc. acquired control of the Company through a reverse acquisition. As a result of the acquisition, each share of Mcglen Micro, Inc. was converted into 0.988961 shares of the Company, with approximately 25,485,527 shares being issued to Mcglen shareholders. On December 17, 1999, we changed our name to Mcglen Internet Group, Inc., and changed our ticker symbol listed under NASDAQ SmallCap System to MIGS.

Business

Mcglen Internet Group, Inc. is an Internet operating company focused on creating multiple on-line business divisions targeting specific business-to-business and business-to-consumer markets. Our centralized technology backbone and operations infrastructure allows us to rapidly create focused on-line business divisions, operate at low overhead cost, and maximize return on investment by creating synergy among our business divisions. Our centralized operations division, which includes call center, sourcing, warehousing, fulfillment, accounting, business development, and information technology, supports order processing, logistics, customer service, financial transactions, and core technology for our business divisions are located in Tustin, California. Our business divisions may include sales, marketing, content management, product management, and service management teams to focus on building unique customer experiences for each business division.

We currently offer more than 150,000 computer products on our three operating on-line retail websites: Mcglen.com, AccessMicro.com, and Techsumer.com. We offer different mixtures of computing technology, entertainment, and communications products on these three websites based on the different target market segment's buying patterns. Mcglen.com, launched in May 1996, and AccessMicro.com, launched in June 1996, both have achieved Customer Certified Gold Merchant status on BizRate.com, an independent on-line retail rating guide. Gomez Advisor, an independent business rating guide, consistently rank Mcglen.com and Accessmicro.com among the best sites to purchase computing products on the web in their Internet Computer Store Scorecard. Techsumer.com was launched in November 1999. Net sales increased from $10.9 million for the year ended December 31, 1998 to $27.5 million for the year ended December 31, 1999 with the Company's acquisition of AccessMicro.com in March 1999 and the launch of Techsumer.com in November 1999.

The Company operates in one industry segment.

Discontinued Operations

In connection with the reverse acquisition of Adrenalin Interactive, Inc. in December 1999, the Board of Directors of Mcglen voted to discontinue the operations of Western Technologies, Inc, Adrenalin's operating subsidiary. Western principally developed video games for use with Sony, Nintendo and Sega video game consoles pursuant to funded contracts with video game developers, entertainment titles for PCs and electronic toys including interactive,
Web-powered toys that are refreshed from a PC via the Internet. Western also created interactive television games for digital set-top boxes and published or licensed PC games in 24 countries and 15 languages. The Company anticipates fulfilling two of the software development contract obligations currently being conducted by Western during April 2000. Western has requested for two other contracts to be terminated. An additional contract has been assigned to Western's former Vice President of Operations for completion, releasing Mcglen from any further contractual liability. However, Mcglen would still be responsible for any product liability issues that may arise from the two completed contracts.

Industry Background

The Internet allows millions of consumers and businesses to share information and conduct business electronically. International Data Corporation ("IDC") estimates that the worldwide Internet economy will grow past $1 trillion in 2001, and reach $2.8 trillion by 2003. IDC also reports that the number of users who make purchases over the Web will jump from 31 million in 1998 to more than 183 million in 2003.

The growth of Internet is dependent upon a number of factors, including:

o   Increased  install-base and usage of personal computers and Internet devices

o   Widely  available  and  affordable  access  to  the  Internet

o   Awareness  and acceptance  of  Internet  among  consumers  and  businesses

o   Increase  in the capability and availability of network infrastructure


Strategy

Our goal is to create and operate market focused on-line businesses. We will continue to expand our existing operating business divisions by enhancing brand recognition, building awareness to our websites, and increasing the products and services offerings provided on the websites. We intend to capitalize on our existing technology backbone and operations infrastructure by developing and operating new businesses targeting specific market segments worldwide. We intend to create synergy among our operating businesses to maximize return on investment.

Websites

We believe our market-focused websites provide unique on-line experience to different target market segments. Based on the target market segment's expectations and requirements, each of our websites' content design and product mixture maximizes the perceived value of our offerings. Mcglen.com offers computing technology products, targeting information technology professionals. Accessmicro.com offers computing technology products, targeting small businesses. Techsumer.com offers computing technology, communication products, and entertainment products, targeting technology proficient consumers. We believe ease of use is essential in any successful web site. To provide simple and convenient purchasing experience, we developed key features for our operating websites. The key features for our websites include:

o Browsing - We have categorized our current offering of more than 150,000 products into product groups, categories, and subcategories. Links to product groups and categories are placed on each page for convenient
     "one-click" access. Special sections are created for special offers and promotional products to enhance exposure for hot selling, high margin products that we update daily.

o Specialized Browsing - Conventional categorization system assigns one department, category, and subcategory to each product. For certain product groups, finding the desired product under this categorization system is difficult. We developed specialized categorization system for certain product groups to minimize the search effort.
o Searching - We developed general keyword search, specific product identification number search, and interactive guided criteria search to facilitate precise product selection with minimal effort.
o Product Information - We provide detailed technical information for many of the products we offer. Manufacturer technical support and contact information is also provided.
o Custom Configuration - We developed a configuration engine that allows our customers to interactively configure a personal computer based on the customer's specification.
o Customizable display format - To facilitate the purchasing decision process, visitors can customize the display format, sorting order, and selection criteria for product listings.
o Related Products Links - At each product detail page, links to related categories are conveniently placed for one-click access to relevant products. Links to selected products' options and accessories are placed on the same page for easy access.
o On-line Account and Ordering System - Our on-line ordering engine is designed for intuitive usage and minimal data entry for first-time and repeat customers. Customers can create an on-line account as they make the purchase for the first time. Each subsequent visit the customer will be able to check order status, review past orders, and place new orders without entering shipping, billing, and credit card information again.

Our websites also incorporate features that allow us to leverage web site traffic to generate additional revenue sources:

o Advertising - Several locations on each page of our websites are available for advertisers seeking exposure to our targeted audience base. These locations are also available for in-house promotions and cross-promotional activities.
o Manufacturer Stores - We offer manufacturers the promotional opportunity to create a "manufacturer store" within our websites. Each manufacturer store is dedicated to one manufacturer's product offerings. Manufacturers can create promotional programs, detailed literature, and enhanced product images to merchandise their products.

Products, Services, And Expansion

We intend to offer additional products and services on our existing on-line stores. We intend to create additional on-line stores for different market segments. We intend to expand into Asia/Pacific regions by forming strategic partnerships with established companies in the region.

Marketing

Our Marketing strategy is to promote and increase brand awareness of our current storefronts, including AccessMicro.Com (the leading marketplace for small business), Mcglen.Com (the leading marketplace for IT professionals), and Techsumer.com (the leading marketplace for technology consumers). Through various incentive programs and excellent customer care and support, we also intend to build customer loyalty, and encourage repeat purchases. We also use innovative marketing tactics to acquire low cost, high quality customers.

We are executing this strategy through the following channels:

o   forming alliance with various shopping portals
o   actively  maintaining  opt-in customer  mailing list
o   broadening  product  offering o creating  repeat buyer incentive programs
o   building partnerships with manufacturers and vendors

We believe that the use of multiple marketing channels reduces reliance on anyone source of customers, lowers customer acquisition costs and maximizes brand awareness.

         On-line and Traditional Advertising

We have implemented a broad-based, multi-media advertising campaign that includes both on-line and traditional advertising, designed to drive high-value traffic to our Web site. Our current on-line advertising focuses on a variety of Websites that have a proven ability to drive buyers to our site. These partners include Ziff Davis, CNET, and various smaller partner sites. In April 1999, we began deploying various brand-building print ads with great success. We plan to increase our brand exposure by moving part of our acquisition program into catalog printings. We believe these traditional advertising venues can increase awareness of our websites, increase customer loyalty and repeat customer buy rates, and promote the benefits of e-commerce to a much broader audience than can be addressed on the Internet alone. Additionally, effort in direct marketing in 1999 resulted in high levels of success through e-mail marketing as well as a weekly promotional newsletter. We are currently working with our advertising vendors to bring more content and choice to enhance existing mailers. At Mcglen, we believe our newsletter to be very effective in informing subscribers of the latest and the best products availability today. Our no-nonsense approach has met with great success and in 2000 we intend to increase our effort to personalize these offerings based on specific customer shopping habits.

Clicktrade.com, a site of Link-Exchange, is our primary outsource partner to support our affiliate program. Mcglen pays Link-Exchange on a per click basis to affiliate partners. Our affiliate program has been in place since early 1998, and Mcglen intends to increase its exposure in the Link-Exchange network to align itself with additional affiliate partners in 2000.

         Merchandising

Mcglen currently hosts three sites with product compositions ranging from computing, entertainment, and communication products. By utilizing these three sites (www.Mcglen.com, www.AccessMicro.com, and www.Techsumer.com), Mcglen has the ability to gear its marketing campaigns to three different segments of the market--the consumer market, the SOHO market, and the IT Professionals market.

Our approach to merchandising allows Mcglen to offer each segment of our target audience an unique shopping experience; therefore, giving us the advantage of: pricing flexibility, the ability to offer our customers only what is relevant to their needs, focused cross-selling and up-selling of products, and the potential of expanding our products and services to each one of these niche markets.

By utilizing three distinct websites, Mcglen is also able to tailor a unique shopping experience for each segment of its target audience. For example, targeting IT professionals, Mcglen's Mcglen.com site offers a clean design, easy access, together with a no-nonsense functionality that allows them to find their desired products and purchase them in the shortest amount of time possible.

Because each web site is targeted to a specific audience, Mcglen is able to cross-sell and up-sell its products more effectively than its competitors. For example, knowing that the customers from our AccessMicro.Com site is of the SOHO market segment, we may up-sell a customer who is purchasing an ink-jet printer a entry-level laser printer because speed of print jobs would be a major concern with these customers.

Since Mcglen already has three concentrated customer bases, we are able to expand our services to best benefit each individual market. For example, Techsumer.com offers and will continue to expand its offering of DVDs, while Mcglen.com and Accessmicro.com will not carry this product line. Mcglen will continue to add products and services that will enhance, rather than fragment, the shopping experience of each individual market segment.

These advantages are, of course, in addition to the advantages Mcglen and other e-tailers already enjoy over traditional retailers such as: the ability to instantly change prices when our costs change, a virtually unlimited amount of display and shelf space, and the ability of offer our customers much greater access to product information.

Customer Service

We believe that our ability to establish and maintain long-term relationships with our customers, and to encourage repeat visits and purchases depends, in part, on the strength of our customer support and service operations as well as our staff. We seek to achieve frequent automated e-mail communication with our customers to continually improve customer service for our stores and services. We offer toll-free phone numbers and e-mail addresses for sales, technical support, return merchandise, and general customer service. We will continue to acquire new tools and technology to improve customer satisfaction.

Warehousing, Fulfillment And Distribution

We obtain our products from a network of distributors, wholesalers, manufacturers and software publishers. We carry a limited amount of our most popular products in inventory. A substantial amount of products that we carry in inventory is purchased and shipped "on demand" (i.e., after we receive orders, we purchase products required to fill orders received.). We "cross dock" on a daily basis (i.e., receive products from vendors and ship those same products to customers the same day). We carry approximately 4 days worth of inventory in house. We also rely on our distributors and wholesalers to ship products directly to our customers. Our distribution partners, such as Ingram Micro, Tech Data, and Synnex Technologies, have multiple distribution centers throughout United States and can fulfill a majority of in stock products within 24 hours. We have established strategic partnerships with manufacturers to custom configure personal computers based on our customer's requirement, and ship the configured system directly to our customers.

Technology

Our site management, search, customer interaction, transaction processing and fulfillment systems consist of a combination of our own proprietary technologies and third-party technology. We plan to enhance the capability and scalability of our systems through acquisition of new third-party technologies and in-house development. The software applications we use have the capability for accepting and verifying orders, managing orders, creating customer interaction instructions, automatically selecting fulfillment methods, assigning inventory to customer orders, managing shipment of products to customers, recording tracking numbers, and authorizing and charging customer credit cards with address verification.

The hosting of our Web servers is subcontracted to an Internet data center specialist, Exodus Communications, Inc. Exodus Communications, Inc. has an extensive national network backbone with redundant Internet connections to multiple Internet access points, a secure physical environment, climate control and redundant power supply. Exodus provides us access to the facility 24 hours a day, seven days a week. Exodus also monitors our Web servers 24 hours a day, seven days a week.

We have acquired third party technology to track customer buying patterns and make additional purchase recommendations. We are in the process of implementing this technology.

Competition

Although the electronic commerce industry is still in its infancy, it has matured substantially in recent years as witnessed by the consolidation of its major players. Furthermore, we have seen competition arise from manufacturers and suppliers who have not traditionally sold their products through the Internet. This has resulted in Mcglen Internet Group being wedged in between the large, market-share dominating, razor-thin profit margin, money-loosing "e-giants" and the small, low cost, high profit margin, mom-and-pop "e-shops."

We currently compete with a variety of companies that sell computer, electronics, and communication products to consumers and businesses through a variety of mediums. These companies are larger and have more financial resources than we do and include:

o Traditional catalog-based merchants that have developed a significant electronic commerce offering, such as CDW Computers Centers, Inc., Micro Warehouse, Inc., Insight Enterprises, Inc., Multiple Zones International, Inc., and Creative Computers, Inc.;

o Companies with electronic commerce sites such as Beyond.com Corporation, Buy.com Inc., Outpost.Com, Dell Computer Corporation and NECX Office and Personal Technology Center (in which Gateway 2000, Inc. has a minority stake), and electronic software distributors such as Digital River, Inc.;
o Companies offering Internet auctions, such as ONSALE, Inc., uBid, Inc., Amazon.com, Inc., Yahoo! Inc., Internet Shopping Network, Inc. and eBay Inc.;
o Companies whose primary business is not on-line retailing but who derive significant revenue from electronic commerce, including America Online, Inc., Yahoo! Inc. and QVC, Inc.;
o Traditional retailers of personal computer products such as CompUSA, Inc. and Computer City;
o Manufacturers such as Dell Computer Corporation and Gateway 2000, Inc. who sell directly to the consumer via the Internet;
o Mass merchandisers such as Wal-Mart Stores, Inc., Costco Wholesale Corporation and Best Buy Co., Inc. that primarily sell through traditional retail channels but have also developed an Internet presence; and
o Office product retailers such as Office Depot Inc. and Staples, Inc. that primarily sell through traditional retail channels but also sell over the Internet.

We believe our the principal competitive factors affecting our market are competitive pricing, quality of customer service, accuracy of technical product information, quality and ease of use of websites, breadth of product offerings, brand recognition, and cost of customer acquisition. We believe we compete adequately in all these areas with the exception of brand recognition, where companies with much greater financial and marketing resources have made the establishment of a strong brand name much more costly and difficult. To maintain and improve our competitive position, we must continue to be competitive in all the areas mentioned above, while boosting our brand recognition without significantly increasing our cost of customer acquisition.

Sales Tax

We currently collect sales tax on sales of products delivered to residents in the state of California and dropped shipped from Ingram Micro to residents of Massachusetts. Various states have tried to impose, on direct marketers, the burden of collecting sales taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods from out of state locations by parcel post and interstate common carriers. It is possible that legislation may be passed to supersede the United State Supreme Court's decision or the Court may change its position. Additionally, it is uncertain whether any new rules and regulations may be spawn, in terms of sales tax collection obligations, to govern electronic commerce companies as the industry continues on its explosive pace of growth. The imposition of new sales tax collection obligations on us in states to which we ship products would result in additional administrative expenses to us. More importantly, though, we may lose one of our most competitive advantages in terms of a higher total price of products for our customers.

Government Regulation

We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. There are currently few laws or regulations directly applicable to commercial on-line services or the Internet. However, due to the increasing popularity and use of commercial on-line services and the Internet, it is possible that a number of laws and regulations may be adopted. These laws and regulations may cover issues including, for example, user privacy, pricing and characteristics and quality of products and services. Moreover, the applicability to commercial on-line services and the Internet of existing laws governing issues including, for example, property ownership, libel and personal privacy is uncertain and could expose us to substantial liability. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business.

In addition, because our services and products are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Web site or prosecute us for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

For a period of three years, the Internet Tax Freedom Act (ITFA) effectively bars state or local governments from imposing taxes that would subject on-line commerce transactions to taxation in multiple states. The ITFA does not prohibit state or local taxation on on-line commerce products or services that would otherwise be taxed, such as in states where a company has a physical presence. The ITFA also provides for the establishment of a commission to study on-line commerce and to recommend a fair method of taxing Internet transactions. We cannot be certain that upon expiration of the ITFA, we will not be subject to further taxation by state or local governments on the sale of merchandise.

Employees

As of December 31, 1999, Mcglen employed 84 people as full-time employees and 19 persons as part-time employees. The Company considers its employee relations to be good. None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages. Competition for qualified personnel in the electronic commerce industry is intense; particularly for software development and other technically orientated positions.

Research and Development

During the years ended December 31, 1999 and 1998, $91,000 and $63,000 was expensed, respectively for research and development related to our websites. As of December 31, 1999, there was $229,000 capitalized software development costs, net of accumulated amortization of $21,000.

Backlog

At December, 31, 1999 and 1998, the Company did not have a significant backlog of customer orders.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS


In addition to other information contained in this report, the following factors could affect our actual results and could cause such results to differ materially from those achieved in the past or expressed in our forward-looking statements.

Risk Factors

Loss in 1999

The Company incurred loss of approximately $3.5 million in 1999. As of December 31, 1999, the Company had a working capital deficit of approximately $1.6 million and stockholders' deficit of approximately $864,000. The Company's auditors have included an explanatory paragraph in their report for the year ended December 31, 1999, indicating there is substantial doubt regarding the Company's ability to continue as a going concern. There can be no assurance that the Company will be profitable in the future. Furthermore, future profits, if any, will be dependant on many factors, including, but not limited to, the Company's ability to return its operations to profitability in a timely manner, the need for additional financing, and competition from other electronic commerce retailers. If the Company is not able to significantly improve its operating results, it may be required to cease or substantially curtail its operations.

Need for Additional Financing

The Company's capital requirements associated with the expanding operations have been and will continue to be substantial. The Company anticipates (based on management's internal forecasts and assumptions related to operations) that its existing capital resources may not be sufficient to permit it to maintain and expand operations and marketing. The Company is, therefore, likely to require additional financing to execute its business plan. However, no assurance is given that the Company will be able to obtain additional financing when needed, or that, if available, such financing will be on terms acceptable to the Company. In any such financing, the interests of the Company's existing security holders could be substantially diluted.

We have a limited on-line operating history that provides little information with which to evaluate our electronic commerce business

As a result, there is little information on which to evaluate our business and prospects as an electronic commerce company. An investor in our common stock must consider the risks and difficulties that early-stage companies frequently encounter in the new and rapidly evolving market of electronic commerce. Such risks for us include:

o    our evolving and unpredictable business model;
o    our competitors that have more established  electronic commerce operations;
o    our need and ability to manage growth;  and
o    the rapid  evolution of technology in electronic commerce.


To address these risks and uncertainties, we must take several steps, including:

o    improving our customer service and providing outstanding order fulfillment;
o continuing to develop and upgrade our technology, infrastructure and systems that support our on-line stores;
o expanding the number of products and categories of merchandise offered at our on-line stores;
o    increasing our customer base to achieve  economies of scale;
o    attracting, retaining and motivating qualified personnel; and
o    making our on-line stores more user-friendly and appealing to customers.


We may not be successful in implementing any of our strategies or in addressing these risks and uncertainties. Even if we accomplish these objectives, we still may not be profitable in the future.

We incurred substantial losses from operations in 1999. As of December 31, 1999, we had an accumulated deficit of approximately $3.4 million. We expect to continue to incur substantial net losses through at least 2000. We plan to continue to enhance our brand name through competitive pricing, marketing and advertising programs, offer additional categories of merchandise for sale at our on-line stores and improve and enhance our technology, infrastructure and systems. These initiatives will likely result in operating expenses that are higher than current operating expenses. We will need to generate significant revenues to achieve profitability and to maintain profitability if it is achieved. Although our revenues from electronic commerce have grown in recent quarters, such growth rates may not be sustainable and we may not become profitable in the future.

Our future revenues are unpredictable and our operating results may fluctuate significantly

Because electronic commerce is a new, emerging market, we cannot accurately forecast our revenues. Although our revenues from electronic commerce have grown in recent quarters, an investor should not use these past results to predict our future results. We base our current and future expenditures on our plans and estimates of future revenues. Our expenses are, to a large degree, fixed. We may be unable to adjust spending in a timely manner if we experience an unexpected shortfall in our revenues.

We  expect  that  our  future   quarterly   operating   results  will  fluctuate
significantly because of many factors, several of which we do not control. Such factors include:


Our ability to satisfy customers, retain existing customers and attract new customers at a steady rate;

o pricing competition, including, but not limited to, pricing which results in no gross margin on certain products;
o our ability to acquire, price and market merchandise inventory such that we maintain gross margins in our existing business and in future product lines and markets;
o    the level of traffic at our Websites;

o    our ability to fulfill customer orders;
o the development, announcement or introduction of new sites, services or products by us or by our competitors;
o the amount the Internet is used generally and, more specifically, for the purchase of products such as those that we offer;
o our ability to upgrade and develop our systems and infrastructure and attract new employees;
o the occurrence of technical or communications failures, system downtime and Internet disruptions;
o the amount and timing of operating costs and capital expenditures that we incur to expand our business;
o    governmental regulation and taxation policies;
o    disruptions in service by common carriers such as United Parcel Service;
o    unanticipated increases in shipping and transaction-processing costs; and
o general economic conditions and economic conditions specific to the Internet, electronic commerce and the computer industry.

Our revenues depend on the number of times customers make purchases at our on-line stores

The amount of sales at our on-line stores depends in part on the number of customers, the competitive pricing of our products and the availability of merchandise from our suppliers. We cannot forecast the number of future customers, the future pricing strategies of our competitors or the future availability of merchandise with any degree of certainty. It is clear, however, that if the number of customers does not increase, if our gross margins decrease or if the amount of merchandise available to us decreases substantially, our business will suffer.

Because of these and other factors, we believe that period-to-period comparisons of our historical results of operations are only partial indicators of our future performance.

Our operating results may fluctuate depending on the season

We expect to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Retail sales in the traditional retail industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. As a result of such factors, our operating results in one or more future quarters may fluctuate and, therefore, period-to-period comparisons of our historical results of operations may not be good indicators of our future performance.

We will require additional capital in 2000

We anticipate we will need to raise additional funds in 2000 in order to fund our current operations, pursue sales growth opportunities, to develop new or enhance our existing websites, to respond to competitive pressures, or to acquire other businesses.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and these securities may have powers, preferences and rights that are senior to those of the rights of our common stock. We cannot be certain that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations, promote our websites, take advantage of unanticipated acquisition opportunities, develop or enhance services or respond to competitive pressures. Any inability to do so would have a negative effect on our business, revenues, financial condition and results of operations.

We may suffer systems failures and business interruptions

Our success, especially our ability to receive and fulfill customer orders, largely depends on the efficient and uninterrupted operation of our computer and telephone communications systems. Almost all of our computer and communications systems are located at a single leased facility in Tustin, California. We have experienced temporary power failures and telecommunications failures from time to time at this facility. Our systems are vulnerable to damage from fire, earthquakes, floods, power loss, telecommunications failures, break-ins, and other events. Although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptions. Any of these events could lead to interruptions or delays in service, loss of data or the inability to accept and confirm customer orders. Generally, we do not have redundant systems or a formal disaster recovery plan, and our coverage limits on our property and business interruption insurance may not be adequate to compensate us for losses that may occur.

We face risks of capacity constraints

Our revenues depend to a significant degree on the number of customers who use our on-line stores to buy merchandise. We depend on the satisfactory performance, reliability and availability of our Websites, transaction-processing systems, network infrastructure, customer support center, and delivery and shipping systems. These factors are critical to our reputation, our ability to attract and retain customers and to maintain adequate customer service levels, and our operating results. Our on-line stores have experienced periodic temporary capacity constraints from time to time, and we continue to experience capacity constraints at our customer support center primarily related to inbound customer telephone inquiries. Capacity constraints could prevent customers from gaining access to our on-line stores or our customer support center for extended periods of time and decrease our ability to fulfill customer orders or decrease our level of customer acquisition or retention. Such constraints would also decrease the appeal of our on-line stores and decrease our sales. If the amount of traffic, the number of orders or the amount of traffic to our Websites increases substantially, we may experience capacity constraints and may need to further expand and upgrade our technology, transaction-processing systems and network infrastructure. We may be unable to sufficiently predict the rate or timing of increases in the use of our on-line stores to enable us to quickly upgrade our systems to handle such increases. Also, we may be unable to increase our capacity at our customer support center to handle the amount of current or future customer telephone inquiries.

We face risks relating to systems development

We are heavily dependent on our technological systems, some of which were not designed for electronic commerce but have been modified by us for that use. at our on-line stores. We will also need to upgrade our systems to improve its scalability. We also plan to upgrade and expand our systems to add automated customer service, proactive e-mail and customer feedback features to provide enhanced customer service, more complete customer data and better management reporting information. These efforts will require us to integrate newly developed and/or purchased technologies into our existing systems and to hire more engineering and information technology personnel in the near future. If we are unable in a timely manner to hire required personnel, to add new software and hardware, or to develop and upgrade our existing systems to handle increased traffic, we could experience unanticipated system disruptions, slower response times, degraded customer service and a decrease in our ability to fulfill customer orders.

We may be unable to manage our growth

Since our formation in 1996, we have experienced rapid growth. We intend to pursue the continuation of this growth through the following: - further developing our marketing programs; - hiring additional technical support personnel and operations personnel; and - investing in additional facilities and systems. However, we cannot be certain that our growth rate will continue at a rapid pace even if we effectively implement these programs and initiatives. Our ability to successfully implement our business plan in a rapidly evolving market requires an effective planning and growth-management process. If we are unable to manage our growth, we may not be able to implement our business plan, and our business may suffer as a result. We expect that we will have to expand our business to address potential growth in the number of customers, to expand our product and service offerings and to pursue other market opportunities. We expect that we will need to expand existing operations, particularly those relating to information technology, customer service and merchandising. We expect that we will also need to continue to improve our operational, financial and inventory systems, procedures and controls, and will need to expand, train and manage our workforce, particularly our information technology staff. Furthermore, we expect that we will need to continue to manage multiple relationships with various suppliers, freight companies, warehouse operators, Websites, Internet service providers and other third parties to keep control over our strategic direction as the electronic commerce business evolves.

The electronic commerce market is intensely competitive

The  electronic  commerce  industry  is  new,  rapidly  evolving  and  intensely competitive. We may not be successful in competing against our current and future competitors. It is not difficult to enter the electronic commerce market, and current and new competitors can launch new electronic commerce Websites at relatively low cost. We expect competition in electronic commerce to increase as retailers, suppliers, manufacturers and direct marketers who have not traditionally sold computer products and consumer goods directly to consumers through the Internet enter this market segment. Furthermore, competition may increase to the extent that mergers and acquisitions result in electronic commerce companies with greater market share and revenues. Increased competition, or failure by us to compete successfully, is likely to result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs, loss of market share, or any combination of these problems.

We believe that the principal competitive factors affecting our market are brand name recognition, competitive pricing, quality of customer service, quality of product information, breadth of merchandise offerings, cost of customer acquisition, and ease of use of electronic commerce sites. Although we believe we compete adequately with respect to such factors, we cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources. Recently some competitors have begun selling certain products at or near the purchase price paid by them to acquire the products. To improve our competitive position, we are focused on increasing our level of customer service and maintaining competitive pricing.

Current and potential competitors have established or may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of merchandise. New competitors or alliances among competitors, or among competitors and suppliers, may emerge and rapidly acquire market share. For example, Dell Computer Corporation and Amazon.com, Inc. have agreed to provide links from their Websites to new Web pages that advertise their respective products. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than we do. As a result, they may be able to secure merchandise from suppliers on more favorable terms than we can, and they may be able to respond more quickly to changes in customer preference or to devote greater resources to the development, promotion and sale of their merchandise than we can.

We rely heavily on certain third parties, including Internet service providers and telecommunications companies

Our operations depend on a variety of third parties for Internet access, telecommunications, operating software, order fulfillment, merchandise delivery, and credit card transaction processing. We have limited control over these third parties, and we cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms. We cannot assure you that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our business effectively.

We rely on Internet service providers to connect our Websites to the Internet. From time to time, we have experienced temporary interruptions in our Web site's connections and also our telecommunications access. Frequent or prolonged interruptions of these Web site connection services could result in significant losses of revenues. Our Web site software depends on operating systems, database and server software that were produced by and licensed from third parties. From time to time, we have discovered errors and defects in such software and, in part, we rely on these third parties to correct these errors and defects promptly.

Third-party distribution centers fulfill a significant portion of the sales for which we are responsible. Accordingly, any service interruptions experienced by these distribution centers as a result of labor problems or otherwise could disrupt or prevent the fulfillment of some of our customers' orders. In addition, we use United Parcel Service as the primary delivery service for our products. Our business would suffer if labor problems or other causes prevented this carrier from delivering our products for significant time periods. Furthermore, American Credit Card Processing is our sole processor of credit card transactions. If computer systems failures or other problems were to prevent American Credit Card Processing from processing our credit card transactions, we would experience delays and business disruptions. Any such delays or disruptions in customer service may damage our reputation or result in loss of customers.

We rely heavily on certain manufacturers, distributors and suppliers

We rely heavily on certain manufacturers, distributors and suppliers to supply us with merchandise for sale at our on-line stores. We cannot assure you that we will be able to develop and maintain satisfactory relationships with such parties on acceptable commercial terms, or that we will be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable us to conduct our business effectively. We acquire products for sale both directly from manufacturers and indirectly through distributors and suppliers. Purchases from Ingram Micro Inc., a distributor of computers and related products, accounted for approximately 35% of our aggregate merchandise purchases for 1999. We have no long-term contracts or arrangements with manufacturers, distributors or suppliers that guarantee availability of merchandise for our on-line stores. We cannot assure you that current manufacturers, distributors and suppliers will continue to sell merchandise to us or otherwise provide merchandise for sale by us or that we will be able to establish new manufacturer, distributor or supplier relationships that ensure merchandise will be available for sale by us. We also rely on many of our distributors and suppliers to ship merchandise to customers. We have limited control over the shipping procedures of these distributors and suppliers, and such shipments have often been subject to delays.

Most merchandise sold by us carries a warranty from the manufacturer or the supplier, and we are not obligated to accept merchandise returns

Nevertheless, we in fact have accepted returns from customers for which we did not receive reimbursements from our manufacturers or suppliers, and the levels of returned merchandise in the future might exceed our expectations. We may also find that we have to accept more returns in the future to maintain customer satisfaction.

We face the risks of expanding into new services and business areas

To increase our revenues, we will need to expand, over time, our operations by promoting new or complementary products or by expanding the breadth and depth of our product or service offerings. If we expand our operations in this manner, we will require significant additional development resources and such expansion may strain our management, financial and operational resources. We may not significantly benefit in such expansion from the Mcglen brand name or from the early entry advantage that we have experienced in the on-line computer products market. Gross margins attributable to new business areas may be lower than those associated with our existing business activities. We cannot assure you that our expansions into new product categories, on-line sales formats or products or service offerings will be timely or will generate enough revenue to offset their costs. Also, any new product category or product or service offering that is not favorably received by consumers could damage our brand reputation.

Electronic commerce poses security risks to us

A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely upon encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. We cannot assure you that our security measures will prevent security breaches, and such breaches could expose us to operating losses, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. A party who is able to circumvent our security measures could steal proprietary information or interrupt our operations. We may need to spend a great deal of money and use other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of on-line transactions and the privacy of users may also inhibit the growth of the Internet generally, and the World Wide Web in particular, especially as a means of conducting commercial transactions.

We face risks relating to our inventory

We directly purchase the majority of the merchandise that we sell at our on-line stores. We assume the inventory risks, inventory obsolescence risks and price erosion risks for products that we purchase directly. These risks are especially significant because much of the merchandise we sell at our on-line stores (for example, computer hardware, software and consumer electronics) is characterized by rapid technological change, obsolescence and price erosion. In the recent past we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss. It is impossible to determine with certainty whether an item will sell for more than the price we pay for it. Because we rely heavily on purchased inventory, our success will depend on our ability to liquidate our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value, and our ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.

We are dependent on intellectual property

Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. Although we have applied for trademark protection for the Mcglen.com name, this name is not currently a registered trademark in the United States. We cannot assure you that we will be able to secure significant protection for this trademark and our other trademarks or service marks. It is possible that our competitors or others will adopt product or service names similar to "Mcglen.com" or other service marks or trademarks of ours, thereby impeding our ability to build brand identity and possibly confusing customers.

Copyright laws protect our proprietary software. The source code for our proprietary software also is protected under applicable trade secret laws. We cannot assure you that the steps we take to protect our software will prevent misappropriation of our technology or that the agreements we enter into for that purpose will be enforceable. It might be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization, or to develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may not adequately protect our intellectual property.

We may, in the future, receive notices from third parties that claim infringement by our software or other intellectual property used in our business. While we are not currently subject to any such claim, any future claim, with or without merit, could result in significant litigation costs and distraction of management and require us to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all. In the future, we may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources.

We also rely on a variety of technologies that we license from third parties, such as the database and Internet commerce server applications that we license. We cannot assure you that these third- party technology licenses will continue to be available to us on commercially reasonable terms. If we lose any such licenses, or if we are unable to maintain or obtain upgrades to any of these licenses, it could delay completion of our proprietary software enhancements until equivalent technology is identified, licensed or developed, and integrated.

We are vulnerable to the rapid evolution of electronic commerce and related technology

The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies, and the emergence of new industry standards and practices. Changes in the Internet, electronic commerce and the related technology could render our Web site and technology obsolete. To remain competitive, we must continue to enhance and improve the customer service features, responsiveness and functionality of our Web site. Our success in achieving these goals depends on our ability to develop or license new technologies and respond promptly and cost-effectively to technological advances and emerging industry standards and practices. The development and licensing of technologies relating to the Internet and electronic commerce involve significant technical, financial and business risks. We may not be successful in developing, licensing or integrating new technologies or promptly adapting our Websites, proprietary technology and transaction-processing systems to customer needs or emerging industry standards.

We are dependent on the continued development of the Internet infrastructure

We depend almost entirely on the Internet for revenue and the increased use of the Internet for commerce is essential for our business to grow. Accordingly, our success depends in large part on the continued development of the infrastructure for providing Internet access and services. The Internet could lose its viability or its usage could decline due to many factors, including:

o        delays in the development of the Internet infrastructure;
o        power outages;
o        the adoption of new standards or protocols for the Internet; or
o        changes or increases in governmental regulation.

We cannot be certain that the infrastructure or complementary services necessary to maintain the Internet as a useful and easy means of buying goods will be developed or that, if they are developed, the Internet will remain a viable marketing and sales channel for the types of products and services that we offer at our on-line stores.

We face risks associated with maintaining the value of our domain names

We currently hold various Web domain names relating to our brand, including the Mcglen.com, Accessmicro.com and Techsumer.com domain names. We cannot assure you that we will be able to acquire or maintain relevant domain names in all jurisdictions in which we conduct business. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of our brand and our trademarks and other proprietary rights.

Volatility in the United States stock market, NASDAQ Small Cap market, and the technology sector may affect the market price of the common stock

The technology sector of the United States stock markets has experienced substantial volatility in recent periods. Numerous conditions which impact the technology sector or the stock market in general could adversely affect the market price of the Common Stock, regardless of whether or not such conditions relate to or reflect upon our operating performance.

The Company's stock has a small amount of public float and low trading volume

George Lee, Mike Chen and Alex Chen influence all fundamental matters affecting Mcglen. Currently, Mr. Lee, Mr. Mike Chen, and Mr. Alex Chen control more than 70% of the total combined voting power of the outstanding Common Stock. Accordingly, these individuals are able to: determine the outcome of all corporate decisions, effect all corporate transactions (including mergers, consolidations and the sale of all or substantially all of our assets), or prevent or cause a change in control in the Company without the consent of the other holders of the Common Stock.

Shipping and postage could increase our operating expenses

We ship our products to customers generally by United Parcel Service, and other overnight delivery and surface services. We generally invoice customers for shipping and handling charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services, our operating results will be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect our ability to market or deliver product on a timely basis. However, any increases in postal costs could have an adverse effect on our operating results.

We are exposed to the risks of a global marketplace

A portion of our products are either produced in, or have major components produced in, the Asia Pacific region. While we do not have business relationships with companies located in the region directly, we do engage in

U.S. Dollar denominated transactions with U.S. divisions and subsidiaries of these companies. As a result, we may be indirectly affected by risks associated with international events, including economic and labor conditions, political instability, tariffs and taxes, availability of products and currency fluctuations in the U.S. Dollar versus the regional currencies. Countries in the Asia Pacific region, including Japan, have experienced weaknesses in their currency, banking and equity markets from time to time. These weaknesses could adversely affect the supply and price of products and components and ultimately, our results of operations.


ITEM 2.  DESCRIPTION OF PROPERTY

Mcglen leases approximately 8,000 square feet of office space and warehouse space in Tustin, California pursuant to two non-cancelable leases expiring in 2003 and 2004. This facility serves as Mcglen's primary distribution center, call center, and administrative offices.

Mcglen also leases approximately 13,140 square feet of office space in Los Angeles, California pursuant to a non-cancelable lease expiring on January 31, 2002. Approximately 50% of such office space is currently subleased to a former Vice president of Western under a sub-lease expiring in September 2000, with an option for an extension for an additional six months. Mcglen is currently pursuing subleasing the remaining office space due to the discontinuance of the operations of Western.

The Company believes that its present facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently a party to any pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 11, 1999, the Company's shareholders approved the merger between Adrenalin Interactive, Inc. and Mcglen Micro, Inc. (the "Merger") and the issuance of shares to the shareholders of Mcglen Micro, Inc. necessary to consummate the previously announced merger between Adrenalin and Mcglen. The Meeting was noticed as an annual meeting of the Company's shareholders.

In addition, the shareholders approved: 1) the election of George Lee, Mike Chen, Peter Janssens, and Calbert Lai to serve as Directors of the Company until the merger was consummated or until the next annual meting; 2) an amendment to the Company's Articles of Incorporation increasing the number of authorized shares from 20 million to 50 million and changing the name of the Company to the" Mcglen Internet Group," 3)ratification of past and future issuances of common stock to Escaldade under terms of an agreement entered into in July 1999;
4) approve the Company's  1999 Long-Term  Incentive Plan and the  reservation of
2.5 million shares for issuance thereunder. All such information is included in the Company's Proxy Statement for the annual meting which was field with the Commission on October 6, 1999.

The items before the shareholders at the annual meeting were approved with 1,992,842 votes in favor and 2,491 against. A quorum was established with approximately 57% of the total outstanding shares voting.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Mcglen's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "MIGS". In December 1999, the Company changed its ticker symbol from ADRN to MIGS as a result of the consummation of the reverse acquisition between Adrenalin Interactive, Inc. and Mcglen Micro, Inc. The following table sets forth the range of the high and low closing sales prices for the Company's Common Stock, for the periods indicated, as reported by the NASDAQ SmallCap
Market:

                                                                   Price Range of Common Stock*
                                                                   High                     Low
               Year Ended December 31, 1998
                                                                   $0.88                   $0.38
               First Quarter
                                                                    3.81                    0.63
               Second Quarter
                                                                    4.60                    1.85
               Third Quarter
                                                                    1.85                    1.50
               Fourth Quarter

               Year Ended December 31, 1999
                                                                   $3.70                   $0.75
               First Quarter
                                                                    8.50                    3.38
               Second Quarter
                                                                    4.63                    2.25
               Third Quarter
                                                                   15.00                    2.50
               Fourth Quarter



* Figures through December 31, 1998 have been adjusted to reflect Adrenalin's 3-for-1 reverse stock split effected on December 29, 1998.

On April 13, 2000, the closing price of the Company's Common Stock as reported on the NASDAQ SmallCap Market was $2.50 per share. On April 13, 2000, there were 272 holders of record of our Common Stock.

The Company has never paid cash dividends on our Common Stock, and does not anticipate paying cash dividends on our Common Stock. The Company intends to retain its earnings to finance the growth and development of its business.

During the fourth quarter of 1999, Mcglen sold 698,090 shares of Common Stock for $1,935,000, net of costs associated with the sale of such securities. These shares were not registered under the Securities Act of 1934

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

Overview

Mcglen Internet Group (Mcglen or the Company), formerly Adrenalin Interactive, Inc. (Adrenalin), was acquired by Mcglen Micro, Inc. in December 1999 through a transaction in which the stockholders of Mcglen Micro, Inc. acquired control of the Company through a reverse acquisition. As a result of the acquisition, each share of Mcglen Micro, Inc. was converted into 0.9889611 shares of the Company, with 25,485,527 shares being issued.

In connection with the acquisition, the Board of Directors of the Company adopted a formal plan to discontinue the operations of Western Technologies, Inc. (Western), the operating subsidiary of Adrenalin that developed video games. As such, the accounting treatment for the reverse acquisition is that of a recapitalization. The net liabilities of Western have been reclassified as discontinued operations on the balance sheets for all periods presented. The operations of Adrenalin and Western are not included in the tables below. See
Note 12 to the consolidated financial statements included in this 10-KSB.

Mcglen Micro, Inc. was formed in May 1996 to sell computer products over the Internet. Mcglen has since grown into a global Internet retailer of computer hardware and peripheral products servicing individuals, small offices/home offices, and the corporate market. As a leading aggregator of hi-tech products, Mcglen offers over 150,000 stockkeeping units (SKUs) at its virtual superstore, www.Mcglen.com. The Mcglen.com superstore has been in operation for more than three years and already has brand recognition across 120,000 current customers.

Mcglen purchased AMT Component, Inc., in March 1999 (operating under the dba AccessMicro.com) selling similar products at typically lower price points. In November 1999, Mcglen opened the Techsumer.com website which focus on "technologically minded consumers."

Mcglen has a marketing and promotion program in place that includes web advertising, hyperlink allegiances, portal alliances, and direct one-to-one marketing. For website development, Mcglen plans to enhance its virtual superstore to provide a community-like experience while shopping online. The objectives behind the website enhancement will be to increase customer interaction and to offer a more comprehensive array of value-added services.

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories to individual consumers, small office- home offices (SOHO), small and large corporations, and the government through the Internet. Gross profit consists of net sales less product and shipping costs.

The Company derived a substantial percentage of its inventory from a single provider, Ingram Micro. Mcglen has no long-term contracts or arrangements with its vendors that guarantee the availability of merchandise. Management believes that other suppliers could provide similar inventory on comparable terms. A change in suppliers, however, could cause a delay in fulfillment of customer orders and a possible loss of sales, which would affect operating results adversely.

Results of Operations

The following table sets forth for the years indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statements of operations. There can be no assurance that the trends in sales growth or operating results will continue in the future. The discussion of the "Results of Operations" includes Mcglen Micro, Inc. for twelve months and AMT Components, Inc. since the date of acquisition, March 31, 1999.

                                                    Percentage of Net Sales
                                                    -----------------------
                                                    Year Ended December 31,
                                                       1999        1998
                                                       ----        ----

Net sales                                            100.00%      100.00%
Cost of sales                                         92.47        84.23
                                                     ------        -----
Gross profit                                           7.53        15.77
Operating expenses                                    17.50        15.26
Deferred compensation expenses                         2.80          --
                                                     ------        ------

(Loss) income before income taxes                    (12.77)        0.52
                                                     ------        ------
Provision for income taxes                             0.00         0.01
                                                     ------        ------
Net (loss) income                                   (12.77%)        0.51%
                                                     ======        ======

Net sales increased by $16.0 million, or 138.6%, to $27.5 million for the year ended December 31, 1999, compared to $11.5 million for the year ended December 31, 1998. The increase in net sales was primarily a result of the acquisition of AMT Components, Inc. by Mcglen in March 1999, as well as the Company aggressively seeking to increase its customer base through increased advertising expenditures. Proforma net sales, including AMT for all of 1998 and 1999, increased by $13.2 million or 81.8%, to $29.4 million for the year ended December 31, 1999, compared to $16.2 million for the year ended December 31, 1998; (see Notes to the consolidated financial statements included herein).

Gross profit increased by $251,000 or 13.8% to $2,069,000 for the year ended December 31, 1999, compared to $1,818,000 for the year ended December 31, 1998. The increase in gross profit was due primarily to the AMT Components, Inc. acquisition in March 1999, which resulted in increased sales. Gross profit, and proforma gross profit, as a percentage of net sales declined to 7.5% and 7.8%, respectively for 1999 from 15.8% and 14.1%, respectively, in 1998. The decrease in gross profit margin was the result of increased margin pressure in the overall marketplace, particularly in the fourth quarter of 1999, combined with a shift in the Company's product mix to a higher proportion of complete systems and CPU's which traditionally have a lower gross profit as a percentage of sales. Many of the Company's larger competitors were selling their products at or below cost for most of the year, e.g. Buy.com, eCost.com. Mcglen responded with price decreases of its own, especially in the fourth quarter of 1999, combined with an aggressive customer acquisition plan, see advertising below. Open account sales, which typically have a lower gross margin, also increased in 1999.

Operating expenses increased by $3,822,000 or 217.4%, to $5,580,000 for the year ended December 31, 1999, from $1,758,000 for the prior year. The increase in operating expenses was attributable to an increase in personnel costs associated with the increased sales volume, an increase in advertising costs resulting from increased spending on the AccessMicro.com website acquired in March 1999 and the launch of the Techsumer.com website in November 1999. Advertising increased by approximately $557,000 on a proforma basis as Mcglen increased spending to promote its brand name awareness. Mcglen conducted almost all of its advertising on the Internet, primarily through price comparison websites. Additionally, Mcglen added additional facilities, staff and capital infrastructure to support growth in 1999 and the future. Depreciation and amortization increased by approximately $120,000 due to the infrastructure development. On a proforma basis, payroll and related costs increased by approximately $924,000 in 1999 compared to 1998, as Mcglen began to hire mid-level managers and senior management to help build the Company. Deferred compensation charges of approximately $769,079, or 2.8% of sales, was recorded in 1999 resulting from options granted to key management and consultants; no such charges occurred in 1998. Finally, as a result of the Company's growth, credit card processing and phone charges increased by approximately $464,000 and $94,000, respectively, in 1999 compared to 1998.

Liquidity and Capital Resources

The Company's primary capital need has been the funding of operations and working capital requirements created by its rapid growth. Historically, the Company's primary sources of financing have been private placements of stock and borrowings from its stockholders, private investors, and financial institutions.

Cash used by operations was $1.8 million in 1999 primarily due to the Company's loss from operations and costs incurred to fuel the Company's growth in sales, establish brand name awareness of its websites, expenses related to the reverse merger completed in December 1999, and the building of the Company's infrastructure to support Mcglen's operations.

The Company incurred a loss from operations as of December 31, 1999 and had a working capital deficit and a shareholders' deficit at December 31, 1999. The Company's independent certified public accountants have included a modification to their opinion, which indicates there is substantial doubt about the Company's ability to continue as a going concern. See Note 1 to Consolidated Financial Statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

During the year ended December 31, 1999, the Company's capital expenditures were approximately $208,000 as compared to $40,000 in 1998, primarily for computer software and hardware, and distribution equipment. An additional $376,000 in infrastructure additions and improvements were acquired through capital leases.

The Company has two credit facilities of up to $1.5 million with financial institutions. The credit facilities function in lieu of a vendor trade payable for inventory purchases and are included in accounts payable. The facilities are cancelable upon 30 days or less advance notice and do not bear interest if paid within 30 days of the date the inventory is purchased. The credit facilities are secured by substantially all of the Company's assets and are personally guaranteed by the Company's majority shareholders. One of the credit facilities required the Company to maintain a minimum level of subordinated debt plus tangible net worth. At December 31, 1999, the Company was not in compliance with this covenant and the finance company can initiate a default on the facility at any time. Management is attempting to re-negotiate the covenants at March 27, 2000.

Since computer retailers typically have low product gross margins, Mcglen's ability to regain profitability is dependent upon its ability to increase net sales. To the extent that Mcglen's marketing efforts do not result in significantly higher net sales, Mcglen will be materially adversely affected. There can be no assurance that sufficient revenues will be generated from the sale of its products to enable Mcglen to regain profitability on a quarterly or annual basis. In view of the rapidly evolving nature of Mcglen's business and its limited operating history, Mcglen believes that period-to-period comparisons of its operating results, including gross profit and operating expenses as percentage of net sales, or similar results concerning AMT, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Mcglen believes that the key factor affecting its long-term financial success is its ability to attract and retain customers in a cost effective manner. Currently, Mcglen seeks to expand its customer base and encourage repeat buying through internal and other sales and marketing programs. Such programs include:
(i) brand development, (ii) online and offline marketing and promotional campaigns, (iii) linking programs with targeted Mcglen sites, (iv) personalized direct marketing programs designed to generate repeat sales from existing customers, (v) strategic alliances with Internet content providers and portal sites, and (vi) the development of a one-stop online marketplace.

Mcglen expects to experience significant fluctuations in its future operating results due to a variety of factors, many of which are outside its control. Factors that may affect its operating results include the frequency of new product releases, success of strategic alliances, mix of product sales and seasonality of sales typically experienced by retailers. Sales in the computer retail industry are significantly affected by the release of new products.

Infrequent or delayed new product releases can negatively impact the overall growth in retail sales. Gross profit margins for hardware, software and peripheral products vary widely, with computer hardware generally having the lowest gross profit margins. While Mcglen has some ability to affect its product mix through effective upselling of high margin products, its sales mix will vary from period to period and Mcglen's gross margins will fluctuate accordingly.

The Company incurred a net loss from operations for the year ended December 31, 1999 and had a working capital deficit and a shareholders' deficit at December 31, 1999. The Company will require additional equity and/or debt capital in order to meet future working capital needs and to accomplish its combined short-term and long-term business objectives. The Company has identified several corporate finance consultants who have signed agreements to assist the Company in raising additional capital. However, the Company presently has no preliminary or definitive agreement to complete any such additional financing with any other person or persons. Accordingly, it cannot make any assurances that it will be able to raise any such required additional capital. In addition, its ability to complete any such future equity and/or debt financing will depend upon our then financial condition, results of operations and future business prospects as well as market conditions at the time such additional equity and/or debt financing is consummated. Many of the factors that will influence the Company's ability to conduct any such future financing will be outside of its control. For these reasons, it cannot make any assurances that it will successfully complete any such required equity and/or debt financing. Should the Company be unable to raise additional capital, it may have to severely curtail operations.

If Mcglen is successful in securing additional capital, the Company anticipates expenditures of up to $2.5 million for improvements in software, hardware, and other infrastructure investments.

As part of its growth strategy, the Company may, in the future, acquire other companies or websites, in the same or complementary lines of business. Any such acquisition and the ensuing integration of the operations of the acquired company with those of Mcglen would place additional demands on Mcglen's management and operating and financial resources. Additionally, the Company is engaged in an ongoing evaluation of potential new websites which may be created internally. Any such development and the ensuing integration of the operations of the new website with those of Mcglen would place additional demands on Mcglen's management and operating and financial resources.

Income Taxes

Prior to March 1999, Mcglen elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and California Franchise tax reporting purposes. Accordingly, results of operations of Mcglen for the year ended December 31, 1998 and the period ended March 15, 1999 are reported on Mcglen's stockholders' federal income tax returns. No federal income tax is therefore reported in the Statement of Operations for 1998. Income taxes in 1998 and 1999 represent the California franchise tax applied to S Corporations at a rate of 1.5% and minimum taxes due.

For the period March 16, 1999 to December 31, 1999, the difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the federal statutory rate of 34% is due to net operating losses having a valuation allowance, due to uncertainties regarding Mcglen's realization of these benefits in future years. Accordingly, no tax benefit has been provided for the period ended December 31, 1999

As of December 31, 1999, Mcglen had federal and state net operating loss carryforwards of approximately $8,759,000 and $3,803,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2014 for federal purposes and 2002 through 2004 for state purposes, if not utilized. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards prior to utilization.

Year 2000

Computer systems, software packages, and microprocessor dependent equipment may cease to function or generate erroneous data during the year 2000 or thereafter. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify dates after December 31, 1999, a four-digit date code field must be created to be what is commonly termed "year 2000 compliant."

In prior reports, the Company has discussed the nature and progress of its plans to become year 2000 ready. The Company experienced no significant disruptions in mission critical information technology and non-information technology systems, and the Company believes those systems successfully responded to the year 2000 date change. The Company is not aware of any material problems resulting from year 2000 issues, either with its products, its internal systems, or the products and services of third parties. Although the Company has not experienced any material year 2000 problems or disruptions since January 1, 2000, there can be no assurance that such problems or disruptions will not occur in the future. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

Inflation

Inflation has not had a material impact upon operating results, and the Company does not expect it to have such an impact in the future. There can be no assurances; however, that the Company's business will not be affected by inflation.

New accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities. The Company will adopt SFAS No. 133 for the year ending December 31, 2000 and the adoption is expected to have no effect.

Additional Factors Affecting Future Results

The reader should review "Additional Factors That May Affect Future Results" included herein in Part I, Item 1, "Business" as the factors listed there may affect the Company's future results.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements listed below are included on pages F-1 through F-18 following the signature page to this report:

     Title of Document                                                                                    Page
     Reports of Independent Auditors.                                                                      F-1

     Consolidated Financial Statements:
     Balance Sheets as of December 31, 1999 and 1998                                                       F-3

     Statements of Operations for the Years Ended December 31, 1999 and 1998                               F-4

     Statements of Cash Flows for the Years Ended December 31, 1999 and 1998                               F-5

     Statements of Changes in Stockholders' (Deficit) Equity for the Years Ended
     December 31, 1999 and 1998                                                                            F-6

     Notes to Financial Statements                                                                         F-7


ITEM 8. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

In connection with the reverse acquisition of Adrenalin in December 1999, the Board of Directors of Mcglen changed accountants to BDO Seidman LLP replacing Adrenalin's prior accountants, Drucker, Math & Whitman, and Mcglen Micro's prior accountants, Singer, Lewak, Greenbaum and Goldstein LLP. There were no disagreements with the Company's current or prior accountants.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Information Relating to Executive Officers and Directors

The following table sets forth certain information relating to our current executive officers and directors*:

Name                        Age              Position with the Company
                            ---              -------------------------
George Lee                   29     Chief Executive Officer and Director
Mike Chen                    26     President, Chief Technology Officer, Secretary, and Director
Peter Janssen                57     Chairman and Director
Calbert Lai                  43     Director
Grant Trexler                38     Chief Financial Officer
Alex Chen                    26     Executive Vice President Business Development
David Chou                   28     Chief Information Officer

The following is a biographical summary of the experience of the executive officers.

         George Lee
Mr. Lee is responsible for capital growth, organizational growth, development of sales, marketing, and internal operations, for the Company. Prior to founding the Company in 1996, he held positions in sales at Eva Airways, and in freight forwarding at Immortal Service. Mr. Lee received his Bachelor of Arts degree in Economics in 1993 from the University of California at Irvine.

         Mike Chen
Mr. Chen is responsible for the capital growth, organizational growth, coordination of corporate activities, and development of proprietary technologies. Prior to founding the Company in 1996, he was an independent software programmer. Mr. Chen received his Bachelor of Science degree in Electrical Engineering and Computer Science in 1995 from the University of California at Berkeley.

         Peter Janssen
Mr. Janssen is the founder of Peter Janssen & Associates ("PJA"), a technology consulting firm specializing in sales marketing and channel marketing strategies. Prior to founding PJA, Mr. Janssen was head of Merchandising and Marketing at Egghead Software, where he helped implement one of the first Internet retail sites, Egghead.com. Before joining Egghead, Mr. Janssen headed sales and marketing for several technology start-ups including Mindset, Amdek (a division of Wyse), Nexgen Microsystems and Acer. At Acer, he developed the company's consumer channel into a $500 million business. Early in his career, Mr. Janssen spent 18 years at Sears, where he helped develop the Sears Business System Center. He received his Bachelor of Arts degree in Economics from UCLA.

         Calbert Lai
A 15-year veteran of Silicon Valley, Mr. Lai is the President, Co-Founder and senior business strategist at I-Storm, a publicly traded e-commerce consulting firm. Prior to joining I-Storm and its subsidiary, Mr. Lai was a founding partner and Chief Executive Officer of Lai, Venuti and Lai Advertising ("LVL"), where he provided strategic marketing and consulting services for technology clients such as IBM, HP, Sun Microsystems, Cisco and NEC. LVL underwent a pre-packaged Chapter 11 bankruptcy reorganization while Mr. Lai was an executive officer, prior to merging with I-Storm in 1999. He has also helped to launch many successful hi-tech products such as the Palm Pilot. Mr. Lai previously held executive positions in business affairs and community relations department at Stanford University, where he also received a Bachelor of Arts degree in English and Creative Writing.

         Grant Trexler
Prior to joining the Company in January 2000, Mr. Trexler served as the Director of Finance and Administration for El Monte RV, the nation's second largest motor home rental dealer from July 1996, leading the company to profitability and through the development of its Licensee program. Before joining El Monte, Mr. Trexler was the CFO of Creative Computers from August 1994 through May 1996. Mr. Trexler was CFO during Creative's IPO and secondary offerings in 1995. At Creative Computers, he was responsible for implementing internal accounting and budgeting systems, financial reporting, and financial due diligence. Prior to joining Creative, Mr. Trexler spent nine years at PricewaterhouseCoopers, most recently as a Senior Manager in its Mergers and Acquisitions group. Mr. Trexler holds Masters of Business Administration and Bachelor of Arts degrees from California Polytechnic State University - San Luis Obispo and is a Certified Public Accountant.

         Alex Chen
Mr. Chen joined the Company in March 1999 to take charge of the Company's business development and alliance program activities, oversee general operation of the company. Prior to joining the Company, Mr. Chen was the founder, President and CEO of AMT Components, Inc., where he was selected by Entrepreneur Magazine as one of the "Top 100 Entrepreneurs" in 1998. Under Mr. Chen 's direction, AMT Components, Inc. grew to an annual revenue base of nearly $4.5 million just two years after its inception in 1996. Mr. Chen graduated from the University of California at Berkeley in 1996.

         David Chou
Mr. Chou joined the Company in October 1999, to design and develop the technical infrastructure for the Company, set the technical architectural direction in which the Company is to evolve into, and build/manage an efficient IT organization. From 1994 until joining the Company, Mr. Chou was a Java Consultant for Sun Microsystems, where he helped major corporations design and develop enterprise applications and system architectures, as well as providing consultation on the latest Internet technologies. Mr. Chou received his Bachelor of Science in Industrial Engineering and Operations Research in 1994 from the University of California at Berkeley.

* There are no family relationships among any of our directors or executive officers.

(b) Section 16(a) Reporting Delinquencies

No executive officer or director failed to file on a timely basis any report required to be filed by them under Section 16(a) of the Exchange Act since the Company's last 10-KSB filing for the year ended June 30, 1999.

As of the date hereof, we are not aware of the continued failure of any of our current officers or directors to file such required reports.

ITEM 10. EXECUTIVE COMPENSATION

(a) The following Summary Compensation Table sets forth the names, positions and annual compensation paid by us for the years ended December 31, 1999, 1998, and 1997 to George Lee, our Chief Executive Officer. No other current executive officer or key employee had compensation which exceeded $100,000 in these years.

                                                  SUMMARY COMPENSATION TABLE
                                                Annual Compensation              Long Term Compensation Awards
                                                                               Securities
                                         Fiscal                              Underlying Options         All Other
Name and Position                         Year    Salary ($)    Bonus ($)            (#)             Compensation ($)
-----------------                         ----    ----------    ---------            ---             ----------------

George Lee, Chief Executive Officer       1999       49,000            -             500,000(1)              1,800(2)
                                          1998       48,000            -                      -                     -
                                          1997       12,000            -                      -                     -



(1) In connection with the Company's reverse acquisition of Adrenalin in December 1999, all unvested options were canceled. Mr. Lee had 400,000 options canceled as a result thereof.

(2)      Reflects health insurance costs paid by the Company on Mr.Lee's behalf.

(b) The following table sets forth certain information with respect to all stock options granted by us during 1999 to Mr. Lee:

                                              OPTION GRANTS IN LAST FISCAL YEAR
                                                 Individual Grants
                                     Number of Securities   % of Total Options
                                      Underlying Options     Granted to Employees   Exercise Price
               Name                      Granted (#)            in Fiscal Year          ($/Sh)       Expiration Date
               ----                      -----------            --------------          ------       ---------------

            George Lee                    500,000                  17.5%                $0.10          2/28/05(1)

     (1) In connection with the Company's reverse acquisition of Adrenalin in December 1999, all unvested options were canceled. Mr. Lee had 400,000 options canceled as a result thereof.

(c) The following table sets forth certain information with respect to the exercise of stock options during 1999 and the value of unexercised stock options held by Mr. Lee at December 31, 1999:

                                             AGGREGATED OPTION EXERCISES IN LAST
                                             YEAR AND YEAR-END (YE) OPTION VALUES
                       Value of Unexercised          Shares                         Number of Securities Underlying
                   In-the-Money Options YE ($)    Acquired On                          Unexercised Options at YE
      Name          Exercisable/Unexercisable     Exercise (#)    Value Realized      Exercisable/ Unexercisable
      ----          -------------------------     ------------    --------------      --------------------------
George Lee                  $400,000/0                None             N/A                     100,000/0


(d)  Executive Officer Employment Contracts

George Lee Employment Agreement
Upon completion of the reverse merger on December 2, 1999, the Company entered into a 3 year employment agreement with Mr. Lee (the "Lee Employment Agreement"). The Lee Employment Agreement provides that Mr. Lee serve as Company's Chief Executive Officer and receive a base salary of $80,000 per year for his services. Mr. Lee is also entitled to receive bonuses and stock options as determined by our Board of Directors. The Lee Employment Agreement also provides that Mr. Lee devotes all of his business time, attention and energy to our business and provides for Mr. Lee to paid by the full value of the agreement if he is terminated without cause. Mr. Lee is also entitled to participate in all group health and insurance programs, paid by the Company, and other fringe benefits or retirement plans available to other of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1999, the number of shares of our Common Stock held of record or beneficially: (i) by each person who held of record, or was known by us to own beneficially, more than 5% of the outstanding shares of the our Common Stock; (ii) by each of our current executive officers and directors; and (iii) by all of our current executive officers and directors as a group:


          Name and Address of                                                     Percent of Outstanding Shares of
           Beneficial Owner                  Number of Shares Owned (1)(2)                  Common Stock
           ----------------                  -----------------------------                  ------------
George Lee                                             9,691,819                                30.5%
3002 Dow Avenue Ste 114
Tustin, CA 92780
Mike Chen                                              9,335,793                                29.4%
3002 Dow Avenue Ste 114
Tustin, CA 92780
Mackenzie Shea, Inc.                                   2,010,932 (3)                             6.3%
657 Third Street
San Francisco, CA 94107
ACST Computers, Inc.                                   4,520,325 (4)                            14.2%
3002 Dow Avenue Ste 114
Tustin, CA 92780
Peter Janssen                                            100,000                                 0.3%
3002 Dow Avenue Ste 114
Tustin, CA 92780
Calbert Lai                                              100,000                                 0.3%
3002 Dow Avenue Ste 114
Tustin, CA 92780
All current executive officers and                    23,747,397                                75.0%
directors as a group (5 persons)

(1) Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares of our Common Stock have sole voting and dispositive power with respect of such shares.

(2) For purposes of computing the percentages, the number of shares of Common Stock outstanding includes shares purchasable within 60 days upon exercise of outstanding stock options, as follows: Mr. Lee (100,000 shares), Mr. M. Chen (120,000 shares), Mr. A. Chen (principal shareholder of ACST Computers, Inc.), Mr. Janssen and Mr. Lai (100,000 shares), and all executive officers and directors as a group (490,000 shares).

(3) Includes shares beneficially owned by Mackenzie Shea distributed to various companies under its control in January 2000.

(4) Includes 70,000 shares purchasable within 60 days upon exercise of outstanding options by Mr. A. Chen and 4,450,325 shares owned by ACST Computers, Inc. At December 31, 1999, Mr. A. Chen owned approximately 50% of the outstanding shares of ACST Computers, Inc. and had sole voting power over the shares owned by such company. In March 2000, ACST Computers, Inc. was dissolved. Mr. A. Chen's ownership of the Company's shares was reduced to 2,150,526, including 70,000 shares purchasable within 60 days upon exercise of outstanding options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of AMT

On March 15, 1999, Mcglen Micro, Inc. (Mcglen) completed the acquisition of AMT Components, Inc. (AMT). Alex Chen, Mcglen's Vice President of Business Development was a principal shareholder of AMT. Under the terms of the acquisition, Mcglen exchanged 450,000 shares of Mcglen's common stock
(calculated prior to Mcglen's 10 for 1 stock split), which constituted approximately 17.5% of Mcglen's common stock at the time of the acquisition for all of AMT's assets.

Reverse Acquisition (Merger) with Mcglen Micro, Inc.

On December 3, 1999, Adrenalin consummated a reverse acquisition with Mcglen Micro, Inc. The resulting reorganization was to form this Company. Under the terms of the Agreement and Plan of Merger (the "Merger Agreement"), Adrenalin agreed to exchange approximately 87.5% of the shares of Adrenalin common stock for all of the outstanding shares of Mcglen. One share of Mcglen's common stock will be converted into approximately one share of Adrenalin's common stock. The Merger Agreement is set forth in full in Adrenalin's Form 8-K, dated April 30, 1999.

Mackenzie Shea, Inc.

Mcglen was introduced to Adrenalin by Mackenzie Shea, Inc. ("MSI"). Pursuant to its engagement letter, MSI received 2,010,932 of the outstanding shares of the Company, for coordinating the Merger and advising and assisting Adrenalin and Mcglen in raising a minimum of $3,000,000. Mcglen was also required to pay MSI $7,500 per month during the term of MSI's engagement with Mcglen.

Convertible Notes

On June 16, 1999, Mcglen borrowed $200,000 from two investors. As a result of this transaction, Mcglen executed two Convertible Promissory Notes (the "Notes") with identical terms and conditions whereby Mcglen promised to repay each investor the loan amount 18 months from the execution of the Notes (the "Due Date"), plus 10% interest per annum payable quarterly in arrears. The investors have the right to convert the loan amount into Mcglen common stock at $2.00 per share any time prior to the Due Date. The common stock issued upon conversion of the Notes will provide the investors with "piggyback" registration rights. As a commission for arranging the loans, Mcglen paid Pacific Rim Access, a commission of $20,000 and issued a warrant to Keiji Miyagawa, President of Pacific Rim Access to purchase 10,000 shares of Mcglen's common stock for $2.00 per Share (pre reverse merger split), which shares also had "piggyback" registration rights, subject to underwriter approval, limitation and lockups. Each of the rights to receive shares of Mcglen common stock related to the Notes is an obligation of the Company following the Merger.

Finance Transaction with Synnex Information Technologies, Inc.

On May 11, 1999, Mcglen entered into an alliance with Synnex Information Technologies, Inc. ("Synnex"), which is the wholly-owned U.S. subsidiary of Synnex, one of the largest computer manufacturers in Taiwan. Pursuant to the terms of the Synnex agreement, Synnex will provide payment terms of net 30 days on up to $1,000,000 in trade payables and will provide Mcglen with favorable pricing terms on products Synnex distributes in the United States and other markets serviced by Mcglen. In exchange, Mcglen has provided to Synnex the following: (i) the option to elect a member of Mcglen's Board of Directors; (ii) the ability to convert the entire $1,000,000 into common stock at the price of $4,.125 any time for 3 years; (iii) demand and "piggyback" registration rights;
(iv) information rights; (v) antidilution rights; and (vi) certain other favorable rights. Mcglen promised to pay a commission consisting of cash and warrants to Triangle Associates, LLC, as described below. There are no assurances that Synnex will not cancel the credit terms in the future.

Brokers Fees for the Synnex Transaction

Mcglen paid a commission to Triangle Associates, LLC, in the form of warrants to purchase Mcglen's common stock at various prices between $4.125 and $5.50 per share up to a maximum aggregate exercise price of $337,500, at any time for 3 years. Mcglen has also agreed to pay Triangle Associates, LLC, a cash commission equal to 5% of the amount of a trade credit line extended or investment made by Synnex over an 18 month period. The cash commission was paid in 1999. Steve Chang is the principal owner and manager of Triangle Associates, LLC.

Pre-Merger Mcglen Financings

In September 1999, Mcglen entered into an agreement with Pacific Rim Access (the "PacRim Agreement") to raise $800,000. Pursuant to the PacRim Agreement, Mcglen sold 320,000 shares of common stock to a group of Japanese investors for $2.50 per share, which shares will have "piggyback" registration rights, subject to underwriter approval, limitations and lockups. As commission for arranging the loans, Mcglen paid Pacific Rim Access a commission of $80,000 and issued warrants to Keiji Miyagawa, President of Pacific Rim Access to purchase 42,000 shares of Mcglen's common stock, (10,000 shares at $2.00 per share with the remainder for $2.50 per share, both pre reverse acquisition split), which shares also have "piggyback" registration rights, subject to underwriter approval, limitations and lockup. The placement was made in accordance with the provision of Rule 506 promulgated under Regulation D of the Act.

Immediately prior to the Merger, Mcglen sold 600,000 shares of common stock for $2.50 per share in a private placement pursuant to Rule 506. Redstone Securities, Inc., acted as placement agent in the Offering for which Redstone received a commission equal to 10% of the gross proceeds of the offering.

Pre-Merger Adrenalin Financing by Escaldade

Prior to the Merger, Adrenalin consummated a financing pursuant to a purchase agreement to sell 293,255 shares of common stock to Escaldade Investors, LLC ("Escaldade") for gross proceeds of $1,250,000 ($4.2625 per share, which was 110% of the closing price of Adrenalin's common stock on July 9, 1999) and received an irrevocable commitment from Escaldade to purchase an additional
$750,000 of Adrenalin's common stock upon the completion of the Merger. The $750,000 was placed into escrow until the SEC approved the proxy statement soliciting the consent of the Company's shareholders for the Merger and was released upon the closing of the Merger. The price per share of common stock paid by Escaldade for the $750,000 in escrow, $5.43, was equal to 110% of the closing price for the common stock on the trading day prior to such funding. 138,090 shares were issued to Escaldade in the $750,000 financing.

Escaldade received a three year warrant to purchase 29,325 additional shares of common stock at an exercise price of $4.843 per share (which was 125% of the closing price of the common stock on July 9, 1999). Upon the funding of the $750,000, Escaldade also received an additional three year warrant to purchase 13,809 additional shares of common stock at an exercise price of $6.79 per share (which was 125% of the closing price of the common stock for the common stock on the trading day prior to such funding).

The warrants issued by the Company to Escaldade may be exercised on a "cashless exercise" basis to the extent that the average market value of the shares of common stock issuable upon exercise of such warrants for the five trading days prior to exercise exceeds the aggregate exercise price for the shares as to which the warrants are being exercised.

The agreement with Escaldade allowed for rerpicing rights if Mcglen's stock price dropped below certain prices as defined in the agreement. Escaldade exercised its repricing rights relating to two-thirds of the shares it obtained in the financing in January 2000 and received 103,775 shares of the Company's common stock. Escaldade exercised its repricing rights relating to the final one-third of the shares it obtained in the financing in April 2000 and received 39,352 shares of the Company's common stock.

Pursuant to the purchase agreement, the Company filed an S-3 Registration Statement to register all shares of common stock issued or issuable to Escaldade, including shares of common stock issued upon exercise of the warrants described above. The Company is required to keep the Registration Statement effective until July 12, 2001, until Escaldade no longer holds or has the right to acquire shares or until all of its shares may be sold pursuant to Rule 144 under the Act, whichever comes first.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit
   No.      Description                                                                   Page No.
   ---      -----------------------------------------------------------------------       --------
            Agreement and Plan of Merger, dated as of April 28, 1999, among Adrenalin,
            Adrenalin's subsidiary, Mcglen and Mcglen's principal shareholders, incorporated by reference from Exhibit 2.1 to our Current Report on Form
2.1         8-K, dated April 30, 1999 ("April 30 Form 8-K").                                N/A
2.2         First Amendment to Agreement and Plan of Merger, dated July 23, 1999,           N/A
            among  Adrenalin,   Adrenalin's  subsidiary,   Mcglen  and  Mcglen's
            principal  shareholders,  incorporated by reference from Exhibit 2.1 to our  Current  Report on Form 8-K,  dated July 23, 1999 ("July 23,
            1999 Form 8-K").
2.3         Second Amendment to Agreement and Plan of Merger, dated October 4, 1999,         *
            by and among Adrenalin Interactive, Inc., Adrenalin Acquisition
            Corporation, Mcglen Micro, Inc. an the shareholders of Mcglen Micro, Inc.
2.4         Third Amendment to Agreement and Plan of Merger, dated December 2, 1992,         *
            by and among Adrenalin Interactive, Inc., Adrenalin Acquisition
            Corporation, Mcglen Micro, Inc. an the shareholders of Mcglen Micro, Inc.
3.1         Amended Certificate of Incorporation of Adrenalin Interactive, Inc., filed      N/A
            as Exhibit 3.1 to our Current Report on Form 8-K, dated December 8, 1999
            ("December 8, 1999 Form 8-K).
3.2         Bylaws of Mcglen Internet Group                                                  *
3.3         Certificate of Amendment of Certificate of Incorporation of Adrenalin,          N/A
            filed with the  Delaware  Secretary  of State on  December  6, 1999,
            incorporated  by reference from Exhibit 3.1 to our Current Report on
            Form 8-K, dated February 1, 2000.
4.1         Common  Stock  Purchase  Agreement,  dated  July 12,  1999,  between
            Adrenalin N/A and Escaldade,  incorporated by reference from Exhibit
            4.1 to our  Current  Report on Form 8-K,  dated July 12, 1999 ("July
            12, 1999 Form 8-K").
4.2         Registration   Rights  Agreement,   dated  July  12,  1999,  between
            Adrenalin and N/A Escaldade,  incorporated by reference from Exhibit
            4.2 to our July 12, 1999 Form 8-K.

Exhibit
   No.      Description                                                                   Page No.
   ---      -----------------------------------------------------------------------       --------

4.3         Form of Warrant  issued and to be issued by Adrenalin to  Escaldade,
            N/A  incorporated by reference from Exhibit 4.3 to our July 12, 1999
            Form 8-K.
4.4         Form of Escrow Instructions to be entered into between Adrenalin and            N/A
            Escaldade, incorporated by reference from Exhibit 4.4 to our July 12, 1999
            Form 8-K.
4.5         Form of Warrant  issued to affiliates  and  transferees of Mackenzie
            Shea, N/A Inc.  ("MSI"),  incorporated by reference from Exhibit 4.1 to our  Quarterly  Report on Form  10-QSB for our  quarterly  period ended March 31, 1998 ("March 1998 Form 10-QSB").
4.6         Warrant to Purchase Common Stock issued Redstone Securities, Inc.                *
            (Redstone), dated August 12, 1999.
4.7         Private  Placement  Memorandum,  dated  September 30, 1999,  between
            Mcglen and N/A Redstone,  incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, dated February 1, 2000.
10.1        1999 Stock Option Plan, of Mcglen Micro, Inc., as amended, as adapted by         *
            the Company after the merger with Adrenalin Interactive, Inc.
10.2        Consulting  Agreement,  dated October 1, 1997,  as amended,  between
            Adrenalin N/A Interactive,  Inc., and MSI, incorporated by reference from  Exhibit  10.1 to our Form  10-KSB  for the year ended June 30,
            1998.
10.3        Letter  Agreement,  dated November 18, 1997, as amended on April 21,
            1998 N/A and August 31, 1998,  between  Adrenalin and Kayne relating to management  consulting  services  provided to Adrenalin by Kayne, incorporated  by reference  from Exhibit 10.2 to our Form 10-KSB for the year ended June 30, 1998.
10.4        Employment Agreement, dated December 16, 1997, between Adrenalin and
            Jay N/A Smith,  III,  incorporated by reference from Exhibit 10.1 to our March 1998 Form 10-QSB.
10.5        Consulting  Agreement,  dated April 10, 1998,  between Adrenalin and
            Robert  N/A A.D.  Wilson  relating  to general  consulting  services provided to Adrenalin by Mr. Wilson,  incorporated by reference from
            Exhibit 10.5 to our Form 10-KSB for the year ended June 30, 1998.
10.6        Optional Advance Note ("Variable  Note") for $400,000 Plus Interest,
            dated N/A June 30, 1998,  issued by Adrenalin to Bay Area  Financial
            Corporation, incorporated by reference from Exhibit 10.8 to our Form
            10-KSB for the year ended June 30, 1998.
10.7        Secured Promissory Note, dated July 23, 1999, by Mcglen to Adrenalin in N/A the  principal  amount of  $500,000  and  payable on July 23,
            2000,  incorporated  by  reference  from Exhibit 10.1 to our Current
            Report on Form 8-K, dated July 23, 1999.
10.8        Adrenalin's 1995 Stock Option Plan, as amended, incorporated by reference       N/A
            from Exhibit 10.4 to our Registration Statement on Form SB-2, No.
            333-00178 ("1996 Registration Statement").
10.9        Amendment No. 2 to Adrenalin's 1995 Stock Option Plan, dated December 1,        N/A
            1997, incorporated by reference from Exhibit 10.13 to our Form 10-KSB for the year ended June 30, 1998.
10.10       Adrenalin's  1996 Stock Option  Plan,  as amended,  incorporated  by reference  N/A  from  Exhibit  A  to  Adrenalin's  definitive  proxy
            materials  in  respect  of   Adrenalin's   1996  Annual  Meeting  of
            Shareholders.
10.11       Amendment No. 2 to Adrenalin's 1996 Stock Option Plan, dated December 1,        N/A
            1997, incorporated by reference from Exhibit 10.15 to our Form 10-KSB for the year ended June 30, 1998.
10.12       Acquisition  Agreement  among  Adrenalin,  Western and Jay Smith III
            d/b/a  N/A  Smith  Engineering,  dated  as  of  December  30,  1996, incorporated by reference from Exhibit 7(c)(1) to our Current Report on Form 8-K, dated February 4, 1997 ("1997 Form 8-K").

Exhibit
   No.      Description                                                                   Page No.
   ---      -----------------------------------------------------------------------       --------
10.13       License  Agreement,  dated February 4, 1997, between Western and Jay
            Smith,  N/A III,  incorporated  by reference from Exhibit 7(c)(2) to our 1997 Form 8-K.
10.14       Convertible Promissory Note, dated March 20, 2000, by and between Mcglen         *
            Internet Group, Inc. and various Lenders introduced by Institutional
            Equity Holdings Corporation.
10.15       Employment Agreement, dated January 1, 2000, between Mcglen Internet             *
            Group, Inc. and Grant Trexler.
10.16       Employment Agreement, dated December 2, 1999, between Adrenalin                  *
            Interactive, Inc. and George Lee.
10.17       Employment Agreement, dated December 2, 1999, between Adrenalin                  *
            Interactive, Inc. and Mike Chen.
10.18       Employment Agreement, dated December 2, 1999, between Adrenalin                  *
            Interactive, Inc. and Alex Chen.
10.19       Employment Agreement, dated October 1, 1999, between Mcglen Micro, Inc.          *
            and David Chou.
10.20       Employment Agreement, dated September 1, 1999, between Mcglen Micro, Inc.        *
            and Robert Brown.
21          Subsidiaries of Mcglen Internet Group, Inc.                                      *

22          Definitive Proxy submitted for shareholder vote on November 11, 1999.           N/A
            Filed on October 6, 1999 and incorporated by reference.

27          Financial Data Schedules.                                                        *



(b) Reports on Form 8-K.


1. On November 16, 1999, we filed a Current Report on Form 8-K announcing the issuance of shares to the shareholders of Mcglen Micro, Inc.("Mcglen") necessary to consummate the previously announced merger between Adrenalin Interactive, Inc. and Mcglen which was approved by the shareholders of Adrenalin at its annual meeting held on November 11, 1999.

2. On December 8, 1999, we filed a Current Report on Form 8-K announcing the consummation of the merger by Mcglen into Adrenalin Interactive, Inc.

3. On February 1, 2000, we filed a Current Report on Form 8-K announcing the change of control of the Company, acquisition and disposition of assets, change in certified accountants, the closing of an offering of Common Stock for $750,000 with Escaldade, the closing of an private placement of common stock for $1.5 million with Redstone Securities, Inc., the resignation of former directors, Jay Smith, Edward Mackay, Robert Wilson, and a change in our fiscal year end to December 31.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tustin, Sate of California, on April 13, 2000.

                                       MCGLEN INTERENET GROUP, INC.

                                       By: /s/ George Lee
                                           --------------
                                           George Lee, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                     Title                                                          Date
----------                     -----                                                          ----
/S/ George Lee                                                                                April 13, 2000
-------------------
George Lee                     Chief Executive Officer and Director

/S/ Mike Chen                                                                                 April 13, 2000
-------------------
Mike Chen                      President, Chief Technology Officer, Secretary, and Director

/S/ Grant Trexler                                                                             April 13, 2000
-------------------
Grant Trexler                  Chief Financial Officer

/S/ Peter Janssen                                                                             April 13, 2000
-------------------
Peter Janssen                  Chairman and Director

/S/ Calbert Lai                                                                               April 13, 2000
------------------
Calbert Lai                    Director

The Company's financial statements listed below are included on pages F-1 through F-18 following the signature page to this report:

     Title of Document                                                                                    Page
     -----------------                                                                                    ----
     Reports of Independent Certified Public Accountants.                                                 F-1

     Consolidated Financial Statements:
     Balance Sheets as of December 31, 1999 and 1998                                                      F-3

     Statements of Operations for the Years Ended December 31, 1999 and 1998                              F-4

     Statements of Cash Flows for the Years Ended December 31, 1999 and 1998                              F-5

     Statements of Changes in Stockholders' (Deficit) Equity for the Years Ended
     December 31, 1999 and 1998                                                                           F-6

     Notes to Financial Statements                                                                        F-7

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of the Mcglen Internet Group, Inc. Tustin, CA

We have audited the accompanying consolidated balance sheet of the Mcglen Internet Group, Inc., as of December 31, 1999 and the related consolidated statements of operations, cash flows and changes in stockholders' (deficit) equity for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Mcglen Internet Group, Inc., at December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered a loss from operations, has negative working capital, is in violation of debt covenants, and needs to raise additional funds to accomplish its objectives. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/BDO Seidman, LLP
-------------------
   BDO Seidman, LLP
   Los Angeles, CA
   March 11, 2000

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of the Mcglen Internet Group, Inc. Tustin, CA

We have audited the accompanying balance sheet of the Mcglen Internet Group, Inc., as of December 31, 1998 and the related statements of operations, cash flows and changes in stockholders' (deficit) equity for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Mcglen Internet Group, Inc., at December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/Singer Lewak Greenbaum & Goldstein LLP
-----------------------------------------
   Singer Lewak Greenbaum & Goldstein LLP
   Santa Ana, CA
   April 14, 1999

                           MCGLEN INTERNET GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                                December 31,
                            ASSETS (Note 4)                                              1999                1998
                                                                                      ----------           ---------
Current Assets:
Cash and cash equivalents                                                               $961,666            $436,692
Accounts receivable, net of allowance for doubtful accounts and
 estimated  returns of $70,000 and $0 at December 31, 1999 and 1998                      558,356             350,048
Inventories (Note 1)                                                                     436,017             115,184
Prepaid expenses and other current assets                                                 52,776               8,112
Deposits (Note 1)                                                                       386,074             148,189
                                                                                      ----------           ---------

              Total current assets                                                     2,394,889           1,058,225
                                                                                      ----------           ---------
Equipment, net (Note 3)                                                                  519,576              41,750
Intangible assets (Note 1)                                                               337,584                --
Other assets (Note 1)                                                                    52,314                 700
                                                                                         -------                ---
                                                                                      $3,304,363          $1,100,675

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable (Note 4)                                                             $1,933,122            $610,429
Accrued expenses                                                                         379,768              79,736
Capital lease obligations - current portion (Note 3)                                      96,989                   -
Convertible notes payable - related parties (Note 5)                                        --              200,000
Convertible notes payable (Note 5)                                                       200,000                   -
Net current liabilities of discontinued operations (Note 1 and 12)                     1,342,620                    -
                                                                                      ----------           ---------
              Total current                                                            3,952,499             890,165
                                                                                      ----------           ---------
              liabilities
Capital lease obligations (Note 3)                                                       216,172                    -
                                                                                      ----------           ---------

              Total liabilities                                                        4,168,671             890,165
                                                                                      ==========           =========

Commitments and contingencies (Note 9)

Stockholders'  (deficit) equity (Notes 1, 5, 7, and 12) Preferred  stock,  $0.01 par value; 5,000,000 shares authorized,
  none issued or outstanding                                                                --                   -
Common stock, $0.03 par value; authorized 50,000,000 shares,
31,733,893 in 1999 and 20,750,000 in 1998 shares issued and outstanding                  952,017              62,250
Additional paid in capital                                                             2,204,143              72,250
Deferred compensation                                                                   (575,971)                   -
Accumulated (deficit) earnings                                                        (3,444,497)             75,510
                                                                                      ----------           ---------

              Total Stockholders' (Deficit) Equity                                      (864,308)            210,510
                                                                                      ----------           ---------

                                                                                      $3,304,363          $1,100,675
                                                                                      ==========           =========

         See accompanying notes to the consolidated financial statements

                           MCGLEN INTERNET GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  December 31, 1999      December 31, 1998
                                                                                  -----------------      -----------------

Net sales                                                                           $27,493,774            $11,525,307

Cost of sales                                                                        25,424,325              9,707,247
                                                                                    ------------            ----------

Gross profit                                                                          2,069,449              1,818,060
                                                                                    ------------            ----------

Operating expenses
              Selling, general and administrative (including $769,079
                 amortization of deferred compensation in 1999)                       5,548,993              1,778,646
              Interest expense (income)                                                  31,463                (20,305)
                                                                                    ------------            ----------
              Total operating expenses                                                5,580,456              1,758,341
                                                                                    ------------            ----------

(Loss) income before income taxes                                                    (3,511,007)                59,719
                                                                                      ==========             ==========

Provision for income taxes                                                                1,000                  1,300
                                                                                     ----------             ----------

Net (loss) income                                                                   ($3,512,007)            $   58,419
                                                                                    ------------            ----------


Basic and diluted net (loss) income per share                                            ($0.11)            $     --
                                                                                     ==========             ==========

Weighted average shares of common stock outstanding:
              Basic and diluted                                                      31,733,893             20,750,000
                                                                                     ==========             ==========

         See accompanying notes to the consolidated financial statements


                           MCGLEN INTERNET GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY


                                                                      Additional                     Accumulated      Total
                                              Common Stock            Paid -in        Deferred        Earnings     Stockholders'
                                           Shares       Amount         Capital      Compensation     (Deficit)    Equity (Deficit)
                                                                       -------      ------------     ---------    ----------------
Balance at January 1, 1998               20,000,000      $60,000          --             --          $101,091        $ 161,091

Distributions to stockholders                                                                         (84,000)         (84,000)
Common stock issued in
 exchange for accounts payable              750,000        2,250        72,750                                          75,000
Net income                                                                                             58,419           58,419
                                                                                         --
                                         ----------    ---------   -----------       ----------    ------------       ----------
Balance at December 31, 1998             20,750,000       62,250        72,750           --            75,510          210,510

Distributions to stockholders                                                                          (8,000)          (8,000)
Conversion of notes payable                 200,000          600        19,400                                          20,000
Shares issued in acquisition
  of AMT Components, Inc.                 4,500,000       13,500       388,594                                         402,094
Private placements prior
 to reverse acquisition                     320,000          960       719,040                                         720,000
Deferred compensation
 relating to stock options                                           1,345,050      $(1,345,050)                         -
Amortization of
 deferred compensation
 relating to stock options                                                              769,079                        769,079
Stock split in connection
 with reverse acquisition                  (284,472)     687,256      (687,256)                                            --
Shares issued in recapitalization         3,539,343      106,179     7,384,287                                       7,490,466
Costs related to reverse
 acquisition transaction (Note 1)         2,010,932       60,328    (8,962,248)                                     (8,901,920)
Private placements of stock                 698,090       20,943     1,924,057                                       1,945,470
Net loss                                                                                           (3,512,007)      (3,512,007)

Balance at December 31, 1999             31,733,893  $   952,017    $2,204,143        ($575,971)  $(3,444,497)       $(864,308)
                                        ===========    =========   ===========       ==========    ============       ==========

         See accompanying notes to the consolidated financial statements

                                       MCGLEN INTERNET GROUP, INC.
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                      December 31,
                                                                                 1999          1998
                                                                             -----------    -----------
Cash flows from operating activities:
              Net (loss) income                                              ($3,512,007)   $    58,419
              Adjustments to reconcile net (loss) income to net cash
              (used in) provided by operating activities:
              Depreciation and amortization                                      171,888          6,614
              Amortization of deferred compensation                              769,079           --
              Increase in allowance for doubtful accounts                         70,000           --
              Increase in inventory reserves                                      92,949          7,608
              Common stock issued for services                                      --           75,000
              Changes in operating assets and liabilities:
              Accounts receivable                                               (278,308)       (92,575)
              Inventories                                                       (413,782)       (56,654)
              Prepaid expenses and other current assets                          (44,664)        (8,112)
              Deposits                                                          (237,885)      (145,624)
              Other assets                                                       (17,821)          --
              Accounts payable                                                 1,322,692        277,029
              Accrued expenses                                                   300,032         49,889
                                                                             -----------    -----------
              Total adjustments                                                1,734,180        113,175
                                                                             -----------    -----------
Net cash (used in) provided by operating activities                           (1,777,827)       171,594
                                                                             -----------    -----------

Cash flows from investing activities:
              Purchases of equipment                                            (208,772)       (39,949)
              Acquisition of Adrenalin                                           (68,834)          --
              Notes receivable - related parties                                 (33,793)          --
                                                                             -----------    -----------

Net cash used in investing activities                                           (311,399)       (39,949)
                                                                             -----------    -----------

Cash flows from financial activities:
              Borrowings under convertible notes payable                         200,000           --
              Payments on convertible notes payable - related parties           (180,000)       (24,061)
              Borrowings under convertible notes payable - related parties          --          200,000
              Distributions to stockholders'                                      (8,000)       (84,000)
              Payments on capital lease obligations                              (63,270)          --
              Net proceeds from sale of common stock                           2,665,470           --
                                                                             -----------    -----------
              Net cash provided by financing activities                        2,614,200         91,939
                                                                             -----------    -----------
              Net increase in cash and cash equivalents                          524,974        223,584
              Beginning of period                                                436,692        213,108
                                                                             -----------    -----------
              End of period                                                  $   961,666    $   436,692
                                                                             ===========    ===========

         See accompanying notes to the consolidated financial statements
                                      F-6

1. Description of Company and Summary of Significant Accounting Policies

Description of Company

Mcglen Internet Group (Mcglen or the Company), formerly Adrenalin Interactive, Inc. (Adrenalin), was acquired by Mcglen Micro, Inc. in December 1999 through a transaction in which the stockholders of Mcglen Micro, Inc. acquired control of the Company through a reverse acquisition. As a result of the acquisition, each share of Mcglen Micro, Inc. was converted into 0.9889611 shares of the Company, with 25,485,527 shares being issued. In addition, under the terms of the acquisition agreement between the Company, Mcglen Micro, Inc., and a consulting firm, who arranged the acquisition, the consulting firm received 2,010,932 shares of common stock upon completion of the acquisition. The value of these shares has been accounted for as a cost of the recapitalization. The equity section of the balance sheet and earnings per share information have been retroactively restated to reflect the exchange ratio established in the acquisition agreement and the issuance of shares to the consulting firm.

In connection with the acquisition, the Board of Directors of the Company adopted a formal plan to discontinue the operations of Western Technologies, Inc. (Western), the operating subsidiary of Adrenalin that developed video games. As such, the accounting treatment for the reverse acquisition is that of a recapitalization. The net liabilities of Western have been reclassified as discontinued operations on the balance sheets for all periods presented. See
Note 12.

In March 1999, the Company acquired all of the assets and assumed the liabilities of AMT Components, Inc., (AMT) dba AccessMicro.com, in exchange for 4,500,000 shares of stock (pre recapitalization). The purchase price of the AMT acquisition was allocated to the acquired assets based on the estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of approximately $400,000 which has been allocated to goodwill and customer lists acquired and is being amortized on a straight-line basis over 3 to 7 years. The operating results for AMT have been included in the consolidated financial statements from the date of acquisition. At December 31, 1999, included in Other Assets is a $33,793 loan, due in 2002, from Mcglen to the former President of AMT, and currently an officer of Mcglen, with interest at 5%.

Mcglen Internet Group, Inc. is an Internet operating company focused on creating multiple on-line business divisions targeting specific business-to-business and business-to-consumer markets. The Company offers over 150,000 computer hardware, software, and peripheral products servicing individuals, small offices/home offices, and the corporate market through its three web sites; Mcglen.com, AccessMicro.com, and Techsumer.com.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a loss of approximately $3.5 million for the year ended December 31, 1999 and had a negative working capital of approximately $1.6 million as of December 31, 1999. Additionally, the Company is in violation of certain covenants related to a line of credit. As a result, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

During 1999, the Company relied on the proceeds from short-term loans and private placement of its common stock, which aggregated approximately $2.9 million, to fund its operating requirements. The Company is exploring various options to raise additional operating capital during 2000.

The Company is currently in discussions with an investor and has signed agreements which provide for a $1.5 million bridge loan and a $24 million private placement of stock. The interest rate on the bridge loan is 10%, payable quarterly, or in full upon redemption or conversion, and matures eighteen months from the closing date. The bridge loan maybe converted by the investor 150 days after the closing date at 90% of the daily volume weighted average price (VWAP) of the Company's common stock for the 22 days prior to notice of conversion.

The investor will also receive warrants to purchase between 495,000 and 750,000 of the Company's common stock at 115% of the Company's closing common stock price the day prior to the closing date.

The $24 million equity private placement will be funded through twelve (12) $2 million draws on an equity line of credit with the same investor as the $1.5 million bridge loan commencing twelve months after the effective date of a registration statement which the Company is required to file for the private placement. The private placement will be at a price equal to 87% of the VWAP for the Company's common stock for 22 days prior to the draw down, The private placement agreement contains certain conditions whereby the investor's obligation to fund the draw down is reduced if the Company's stock price drops below a threshold price, as defined.

The Company is dependent on the proceeds fro the above financing effort and any other such financing efforts for the continuation and expansion of the Company's operations. The Company expects that its cash on hand, combined with the funds that the Company expects to raise from new debt and/or equity financings during 2000, will be sufficient to fund operating and capital expenditures at least through December 2000. However, there can be no assurances that the Company will be able to complete such financings on a timely basis and/or under acceptable terms and conditions. To the extend that adequate working capital is not available to fund the Company's operations, management will consider a variety of alternatives, including delaying the introduction of new marketing efforts and reducing or suspending operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mcglen Micro, Inc. and Western Technologies, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash Equivalents

All highly liquid debt instruments purchased with an original maturity of three months or less are considered cash equivalents.

Revenue Recognition

For sales of merchandise owned and warehoused by the Company, Mcglen recognizes the sales amount as revenue upon verification of the credit card transaction authorization and shipment of the merchandise. The Company also sells merchandise from suppliers on a "drop-ship" basis. The Company takes title to this merchandise from the time it is shipped by the supplier until it is received by the customer. Mcglen recognizes the sale upon verification of the credit card transaction authorization and shipment of the merchandise to the customer by the supplier. In instances where the credit card authorization has been received but the merchandise has not yet been shipped, the Company defers revenue recognition until the merchandise is shipped.

Inventories

The Company accounts for inventory under the first-in first-out method. Inventory is carried at lower of cost or market realization. The Company had reserves of $101,000 and $8,000 for lower of cost or market, and potential excess and obsolete inventory at December 31, 1999 and 1998, respectively.

Merchandise Return Policy

Merchandise sold by the Company carries the return policy of the manufacturer of the merchandise. The Company provides for allowances for estimated future returns at the time of shipment to the customer based on historical experience.

Deposits

Deposits represent funds held by credit card processing companies as security for potential credit card charge backs against the Company. Such funds can be held up to 180 days subsequent to the termination of activity between the Company and the processor.

Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are stated at cost and depreciation is computed using the straight-line method over the shorter of the useful life of the asset or the term of the lease.

Software Development Costs

In accordance with SOP 98-1, internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalized during the application development stage and amortized over three years. During the years ended December 31, 1999 and 1998, $91,000 and $63,000 was expensed, respectively. As of December 31, 1999, there was $229,000 capitalized software development costs, net of accumulated amortization of $21,000.

Accounting for the Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expense was $905,000 and $221,000 for the years ended December 31, 1999 and 1998, respectively.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized.

Fair value of Financial Instruments

The carrying value of the Company's financial instruments, consisting primarily of stock subscriptions receivable, receivables, accounts payable and notes payable, approximates fair value due to the maturity of these financial instruments and the borrowing costs to the Company.

Stock-based compensation

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 which requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

Net (Loss) Income per Share

Basic net (loss) income per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the year ended December 31, 1999, 2,938,275 options and 493,264 warrants to purchase common shares were anti-dilutive and have been excluded from the weighted average share computation. No options or warrants were outstanding on December 31, 1998.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of accounts receivable from individuals and merchants, and deposits held by credit card processing companies, located in the United States. Sales are generally made through credit cards and are pre-approved. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable and potential credit losses. Such losses have been immaterial.

Concentration of Suppliers

The Company is dependent upon key distributors for merchandise. For the years ended December 31, 1999 and 1998, one distributor accounted for approximately 34.9% and 75.0%, respectively, of total purchases. Management believes other suppliers could provide similar merchandise on comparable terms. A change in suppliers, however, could cause a delay in fulfillment of customer orders and a possible loss of sales, which would affect operating results adversely.

New accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities. The Company will adopt SFAS No. 133 for the year ending December 31, 2000 and the adoption is expected to have no effect.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the December 31, 1998 financial statements to conform to the December 31, 1999 presentation.

2.       Business Combinations

As discussed in Note 1, the Company acquired all the assets of AMT Components, Inc. in March 1999 (see Note 1).

The following unaudited pro forma combined results of operations for the Company assumes that the AMT acquisition was completed on January 1, 1998:

                                                      December 31,
                                                 1999             1998
                                             ------------      ------------

 Net sales                                    $29,379,243      $16,160,050
 Gross profit                                  $2,291,545       $2,281,557
 (Loss) income before taxes                  ($3,541,672)         $191,129
 Net (loss) income                           ($3,541,672)         $188,366
Net (loss) income per share                       ($0.11)           $0.01

3.       Equipment

     Equipment consists of the following at December 31:

                                                      1999           1998
                                                ------------     ------------
Computer hardware and equipment                   $337,849         $55,533
Computer software                                  291,328               -
Other                                              11,560               -
                                                ------------     ------------
                                                   640,737          55,533
             Less accumulated depreciation       (121,161)        (13,783)
                                                ------------     ------------
                                                 $519,576         $41,750

Mcglen leases certain equipment, computer hardware and software under capital leases. The following is a summary of this equipment at December 31:

                                                                         1999
                                                                       --------

Computer hardware and equipment                                         244,232
Computer software                                                      132,200
                                                                       --------
                                                                        376,432
             Less accumulated depreciation                             (68,170)
                                                                       --------
                                                                       308,263

The following is a schedule of future minimum payments required under capital leases, together with their estimated present values as of December 31, 1999:


2000                                                 $124,775
2001                                                  100,874
2002                                                   76,905
2003                                                   54,314
2004                                                   17,849
                                                     --------
Total minimum lease payments                          374,717
Less amount representing interest                    (61,556)
                                                     --------
Present value of minimum lease                        313,161
payments
Current portion                                      (96,989)
                                                     --------
                                                    $216,172
                                                     ========

Certain of these leases are personally guaranteed by the majority stockholders of the Company.

4.       Accounts Payable Lines of Credit

At December 31, 1999, Mcglen had a $500,000 and a $1 million line of credit with two finance companies to finance purchases from two of the Company's primary suppliers. The lines of credit provide for borrowings secured by substantially all of the Company's assets. The $500,000 line of credit is cancelable upon 30 days or less advance notice and is personally guaranteed by the majority shareholders of the Company. The $1 million line contains an automatic renewal feature unless canceled by either party upon thirty days written notice by either party. Amounts owed under these lines are included in accounts payable. Advances under the $1 million line do not bear interest, where advances under the $500,000 line do not bear interest if paid within 30 days of the inventory purchase date. Interest on the advances not paid within 30 days is charged at the finance company's prime rate plus 3.25% (11% at December 31, 1999). The $500,000 line contains certain covenants that require Mcglen to maintain a minimum level of tangible net worth (as defined). At December 31, 1999, the Company was not in compliance with this covenant, and, therefore, the finance company can initiate a default on the facility at any time. Management is attempting to re-negotiate the covenants.


5.       Convertible Subordinated Debt and Related Party Convertible Notes Payable

     Mcglen is obligated under the following at December 31:                                 1999          1998
                                                                                           --------      --------
     Convertible notes payable to two individuals, dated June 18, 1999.   Interest         $200,000         --
     payable at 10% per annum. Notes and accrued interest due December 18, 2000.
     Notes are convertible at $2.00 per share.
     Convertible notes payable to two individuals related to the Company's majority            --        $200,000
                                                                                           --------      --------
     shareholders, dated December 15, 1998.  Interest payable at 5% per annum.  In

     1999 $20,000 of the notes were converted to common stock, with the remaining balance being repaid.

                                                                                           $200,000      $200,000
                                                                                           ========      ========

6.       Income Taxes

Prior to March 1999, Mcglen elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and California Franchise tax reporting purposes. Accordingly, results of operations of Mcglen for the year ended December 31, 1998 and the period ended March 15, 1999 are reported on Mcglen's stockholders' federal income tax returns. No federal income tax is therefore reported in the Statement of Operations for 1998. Income taxes in 1998 and 1999 represent the California franchise tax applied to S Corporations at a rate of 1.5% and minimum taxes due.

For the period March 16, 1999 to December 31, 1999, the difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the federal statutory rate of 34% is due to net operating losses having a valuation allowance, due to uncertainties regarding Mcglen's realization of these benefits in future years. Accordingly, no tax benefit has been provided for the period ended December 31, 1999

As of December 31, 1999, Mcglen had federal and state net operating loss carryforwards of approximately $8,759,000 and $3,803,000, respectively. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2014 for federal purposes and 2002 through 2004 for state purposes, if not utilized. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards prior to utilization.

Under FAS 109, Accounting for Income Taxes, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. At December 31, 1999, Mcglen had a deferred tax asset of approximately $2,978,000 resulting from the operating loss carryforward. However, based upon uncertainties regarding Mcglen's realization of this asset in future years, a valuation allowance has been provided for the full amount of the deferred tax asset.

7.       Stockholders' Equity

Pre-Merger Mcglen Financings

In September 1999, Mcglen entered into an agreement with a company to raise $720,000, net of commission. Pursuant to the this agreement, Mcglen sold 320,000 shares of common stock for $2.50 per share,

Immediately prior to the Merger, Mcglen sold 600,000 shares of common stock for $2.50 per share in a private placement pursuant to Rule 506. The placement agent in the Offering received a commission equal to 10% of the gross proceeds of the offering; the net proceeds to the Company were $1,350,000.

Pre-Reverse Acquisition (Merger) Adrenalin Financing

Prior to the Merger, Adrenalin received an irrevocable commitment from an investor to purchase $750,000 of Adrenalin's common stock upon the completion of the Merger. The $750,000 was placed into escrow until the SEC approved the proxy statement soliciting the consent of the Company's shareholders for the Merger and was released upon the closing of the Merger. 138,090 shares were issued in the $750,000 financing at $5.43 per share.

The investor received a three year warrant to purchase 29,325 additional shares of common stock at an exercise price of $4.843 per share. Upon the funding of the $750,000, they also received an additional three year warrant to purchase 13,809 additional shares of common stock at an exercise price of $6.79 per share.

This financing agreement allowed for rerpicing rights if Mcglen's stock price dropped below certain prices as defined in the agreement. The buyer exercised its repricing rights relating to two-thirds of the shares it obtained in the financing in January 2000 and received 103,775 shares of the Company's common stock. The buyer exercised its repricing rights relating to the final one-third of the shares it obtained in the financing in April 2000 and received 39,352 shares of the Company's common stock, see Note 13.

Pursuant to the purchase agreement, the Company filed an S-3 Registration Statement to register all shares of common stock issued or issuable, including shares of common stock issued upon exercise of the warrants described above. The Company is required to keep the Registration Statement effective until July 12, 2001, or until the buyer no longer holds or has the right to acquire shares or until all of its shares may be sold pursuant to Rule 144 under the Act, whichever comes first.

Warrants

Warrant activity for the year ended December 31, 1999 is as follows:

                                                               Number      Warrant price      Weighted Average
                                                             of shares       per share         Price per Share
                                                             ---------       ---------         ---------------
Issued in connection with private placements                  70,829      $1.98 to $6.17         $3.65
Issued in connection with development agreements             379,102      $4.08 to $5.44         $4.37
Assumed in connection with acquisition                        43,333              $18.00        $18.00
Exercised                                                          0
                                                                --
Outstanding at December 31, 1999                             493,264     $1.98 to $18.00         $5.46
                                                             ========     ===============         =====

In 1996, the Company closed an initial public offering of common stock and redeemable warrants. In connection with the offering, the investment banker received, for nominal consideration, five year warrants to purchase 43,333 shares of common stock (which are included in the table above as "assumed in connection with acquisition").

Conversion of notes payable

In December 1998, two individuals related to the majority stockholders of Mcglen loaned the Company $200,000 as evidenced by convertible promissory notes. The two notes bore interest at 5%, matured in January 2000, and contained a conversion option to convert $10,000 of each note into 100,000 shares of the Company's stock (prior to applying the reverse acquisition conversion ratio). In 1999, $10,000 of each note was converted into 100,000 shares of common stock (200,000 shares in total) and the remaining balances were repaid.

Employee Stock Option Plans

The Company has several stock option plans under which options to acquire shares may be granted to consultants, directors, officers and certain employees of the Company including the stock option plans acquired through various acquisitions. The Company accounts for these plans using the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Terms and conditions of the Company's option plans, including exercise price and the period in which options are exercisable, generally are at the discretion of the Board of Directors; however, no options are exercisable for more than 10 years after date of grant.

Beginning in 1999, Mcglen granted stock options to attract and retain key employees. In connection with the grant of options to employees Mcglen recorded deferred compensation of $1,3045,050 for the aggregate differences between the exercise price of the options at their date of grant and the fair market value for accounting purposes of the common shares subject to these options. Such amount is included as a reduction of stockholders' equity and is being amortized on a straight line vesting method over the option vesting periods, which range from one to three years. The Company recognized approximately $769,000 in compensation expense for the year ended December 31, 1999 relating to these options.

The following table summarizes employee stock option plan activity:

                                                                       Options Outstanding
                                                   ----------------------------------------------
                                                                                    Weighted
                                                      Number       Price per     Average Price
                                                     of shares       share         Per Share
                                                     ---------       -----         ---------
Outstanding January 1, 1999                                 --                               --
Options granted                                        3,193,790  $0.10 - $3.63            $0.54
Assumed in connection with acquisition                    92,156  $0.66 - $3.28             1.77
Options exercised                                           --                               --
Options forfeited                                    (1,179,336)                            0.10
                                                     -----------                            ----
Outstanding December 31, 1999                          2,106,610                           $0.91
                                                       =========                           =====

In February 2000, the Board of Directors of Mcglen approved the 1999 Stock Option Plan (the 1999 Plan) for issuance of common stock to eligible participants. The Plan provides for the granting of incentive stock options and non-qualified stock options. Options generally expire after 10 years. The Company has granted non-qualified options to certain employees and directors of the Company to purchase common stock. The terms of the options provide for vesting, over a 1 to 3-year period, except for options to purchase 183,247 shares of common stock at December 31, 1999 which vested upon completion of the Company's reverse acquisition.

Non -plan options

Non-plan option activity for the year ended December 31, 1999 is as follows:

                                                                      Options Outstanding
                                                 -------------------------------------------------
                                                                                     Weighted
                                                    Number         Price per      Average Price
                                                   of shares         share          Per Share
                                                   ---------         -----          ---------
Outstanding January 1, 1999                               --                                 --
Options granted                                           --                                 --
Assumed in connection with acquisition                 831,665    $0.75 - $15.00           $3.05
Options exercised                                         --                                 --
Options forfeited                                         --                                 --
Outstanding December 31, 1999                          831,665    $0.75 - $15.00           $3.05
                                                       =======                             =====

The Company entered into an agreement with a consultant in August 1999 to perform certain market consultation and corporate finance services. In consideration for the services to be performed by the consultant, the Company granted 500,000 stock options with various exercise prices between $2.50 and $5.00 per share, included in the table above.

The  following  table  summarizes   information  about  Mcglen's  stock  options
outstanding at December 31, 1999:

                                     Options Outstanding               Options Exercisable
                  ----------------------------------------------------------------------------------
                       Number              Weighted          Weighted      Number        Weighted
                   Outstanding at          Average           Average   Exercisable at    Average
    Range of        December 31,          Remaining          Exercise   December 31,     Exercise
 Exercise Price         1999        Contractual Life (Yrs)    Price         1999          Price
 --------------         ----        ----------------------    -----         ----          -----
         $   0.10       637,385              1.9            $ 0.10         408,936       $ 0.10
      0.75 - 1.20        53,333                0              0.82          53,333         0.82
             0.99     1,255,981              2.7              0.99         182,958         0.99
             1.00         8,328              4.0              1.00           5,496         1.00
             1.50        25,000              1.2              1.50          25,000         1.50
             1.88        82,162              2.7              1.88          66,227         1.88
             1.88       239,999                0              1.88         239,999         1.88
             2.47         1,088              1.8              2.50             494         2.50
      2.50 - 5.00       500,000                0              3.45         500,000         3.45
             3.28         1,666              3.4              3.28           1,100         3.28
             3.63       120,000              3.0              3.63               0         3.63
            15.00        13,333              2.0             15.00          13,333        15.00
                         ------                                             ------
   $0.10 - $15.00     2,938,275              1.8             $1.42       1,496,876        $1.88
   ==============     =========              ===            ======       =========        =====

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach with the following assumptions: risk-free interest rate of 5.8%, volatility factor of the expected market price of the Company's common stock of 30%, an expected life of the options of 3 years from the grant date, a 20% forfeiture rate, and a dividend yield of zero. The average fair value of options at the date of grant was $1.69 per share during 1999.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's historical and pro forma information follows:

                                                     December 31, 1999
                                                     -----------------
Net loss                    As reported                 $3,512,007
                            Pro forma                   $4,293,106
Basic EPS                   As reported                 $0.11
                            Pro forma                   $0.14
Diluted EPS                 As reported                 $0.11
                            Pro forma                   $0.14

Stock Splits

On May 1, 1998, the Company effected a 33.33 for 1 split of its Common Stock. On April 30, 1999, the Board of Directors of the Company approved a 10 for 1 stock split. All common shares and per share data have been retroactively adjusted to reflect the stock splits.

8. Segment Information

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS No.
131). SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products or services, the countries in which the company earns revenues and holds assets, and major customers. SFAS No. 131 also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. SFAS No. 131 requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that the Company has only one reportable segment, has no concentration of customers in one specific geographic area within the United States and does not have any major customers, as defined.

9. Commitments

The Company leases its office facilities and equipment under non-cancelable operating leases which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses. Minimum annual operating lease commitments at December 31, 1999 were as follows:

Year Ending December 31,
------------------------
2000                                                  $124,630
2001                                                   110,994
2002                                                    98,238
2003                                                    66,026
2004                                                    53,522
Thereafter                                               4,471
                                                         -----
Total minimum payments                                $346,887
                                                      ========

Rent expense was $90,284 and $42,462 for the years ended December 31, 1999 and 1998, respectively. In January 2000, the Company agreed to lease additional warehouse and office space. The amounts due under this lease are included in the commitments listed above. In March 2000, the Company agreed to sub-lease certain a portion of the facility previously occupied by Western to its former Vice President. The sub lease is $7,026 per month for six months at which time there is an option to extend the sub-lease for an additional six months.

The Company has entered into employment agreements with various officers for periods of three to five years. These agreements require the Company to pay annual salaries of approximately $465,000 and are generally terminable with three to twelve months severance pay.

10.  Supplemental Disclosures of Cash Flow Information


                                                                                         1999          1998
                                                                                        ------        ------
Cash paid during the year ended December 31:
         Interest                                                                       $20,614         $285
         Income Taxes                                                                    $1,863       $2,201
Non-cash investing and financing activities:
         Equipment acquired under capital lease obligations                            $376,432            -
         Conversion of convertible notes payable - related parties to equity            $20,000            -
         Conversion of accounts payable to equity                                             -      $75,000
         Acquisition of Adrenalin Interactive, Inc.                                  $1,105,286
         Acquisition of AMT Components, Inc.                                           $402,164
         Net current liabilities of discontinued operations assumed in               $1,342,620            -
                     connection with acquisition of Adrenalin


11.      Fourth Quarter Adjustments

In the fourth quarter of 1999, the Company recorded net adjustments that increased its net loss by approximately $981,000. These adjustments primarily consist of $250,000 write-off of various accounts receivable, $167,000 write-off of inventory, recording $101,000 of inventory reserves, recording $43,000 amortization of goodwill for the AMT acquisition, $344,000 of deferred compensation expense, and other accruals of $76,000.

12.  Discontinued Operations

Upon consummation of the reverse acquisition, the Board of Directors of Mcglen adopted a formal plan to discontinue the operations of Western Technologies,

Inc. (Western). Western is a wholly owned subsidiary of the Company and was acquired as part of the reverse acquisition between Adrenalin Interactive, Inc. and Mcglen Micro, Inc. The Company anticipates fulfilling two of the software development contract obligations currently being conducted by Western during April 2000. Western has requested for two other contracts to be terminated. An additional contract has been assigned to Western's former Vice President of Operations for completion, releasing Mcglen from any further contractual liability. However, Mcglen would still be responsible for any product liability issues that may arise from the two completed contracts.

As a result, Mcglen recorded an adjustment of $2,214,000 to write-down the assets of Western to their estimated net realizable value and an accrual of $650,000 for operating losses during the phase-out period. No income tax benefits have been allocated to the write down or the losses as there are no realizable taxable benefits available to allocate to the discontinued operations.

The operations of Western have been reclassified as net liabilities of discontinued operations on the balance sheet at December 31, 1999.

Information relating to the operations of Western for the years ended December 31, 1999 and 1998 are as follows:

                                                                        1999                1998
                                                                        ----                ----
Net revenue                                                          $3,234,315          $2,524,920
Expenses                                                              6,271,714          4,660,223
                                                                      ---------          ---------
Loss from discontinued operations                                   (3,037,399)
                                                                                        (2,135,303)
Loss from disposal of Western Technologies, Inc.                   (2,864,048)                    -
                                                                   ------------                   -
Net loss                                                           ($5,901,447)        ($2,135,303)
                                                                   ============        ============

Included in the 1999 net loss are write-offs of patents, goodwill, and property and equipment of $2,020,000, $1,579,000, and $217,000, respectively.

The assets and liabilities of Western are included in the accompanying consolidated balance sheet as of December 31, 1999 as follows:

                                                                     1999
                                                                   ---------
Current assets:
         Cash                                                        $17,491
         Accounts and other receivables
                                                                       6,170
         Prepaid expenses and other assets                            69,010
         Costs in excess of billings                                 394,134
                                                                   ---------
Total current assets                                                 486,805
                                                                   ---------

Current liabilities:
         Accounts payable and accrued liabilities                    556,601
         Billings in excess of costs on contracts                    453,156
         Accrued losses on development contracts
                                                                     143,430
         Notes payable                                               479,394
         Loss on disposal                                            650,000
                                                                     -------
Total current liabilities                                          1,829,425
                                                                   ---------

Net current liabilities                                          $(1,342,620)
                                                                   =========

Included in notes payable for Western at December 31, 1999, is a $396,000 note to a finance company, interest only, at prime plus 3.5% (11.5% at December 31, 1999). The Note is personally guaranteed by the Company's former CEO and his wife and is secured by a Second Trust Deed on their residence. In December 1999, the note was extended until December 30, 2000. Two other notes to finance companies in the amount of approximately $79,000 were repaid in January 2000.

13.  Subsequent events (unaudited)

In January 2000, Mcglen was notified by a stockholder of his desire to reprice certain stock issued to the stockholder in July and December 1999 per the terms of a private placement agreement. As a result, an additional 103,775 shares of stock were issued to this stockholder. In April 2000, this stockholder exercised its repricing rights relating to the final one-third of the shares it obtained in the private placement agreement and received an additional 39,352 shares of the Company's common stock.

In March 2000, Mcglen entered into $109,000 convertible promissory note agreements with certain individuals (Lender). If Mcglen does not have a capital infusion or any other type of financing within six months of the date of the loan, the Lender's have an option to convert the debt into Mcglen's stock at 90% of the low five day VWAP of Mcglen's common stock for 22 the consecutive days prior to the trading date on which notice of conversion is given by the Lender. In connection with the agreement, Mcglen also gave the Lender's warrants to purchase Mcglen stock equal to 33% of the number of shares converted by the debt holder, at 115% of the average closing price of Mcglen's common stock for 10 days prior to the date of the loan. If the loan is not repaid by the due date, the Lender's receive an additional warrant to purchase Mcglen stock equal to 17% of the number of shares converted by the debt holder, at 115% of the average closing price of Mcglen's common stock for 10 days prior to the date of the loan. The debt and accrued interest thereon is due September 30, 2000 with interest payable at 10%.