Form 10KSB/A
period 1999-12-31
MCGLEN INTERNET GROUP INC
filed 2000-04-17
CIK 942650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                       OR
  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No.: 0-27878

                           MCGLEN INTERNET GROUP, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

            Delaware                                  13-3779546
            --------                                  ----------
 (State or other jurisdiction                       (IRS Employer
 of incorporation or organization)                 Identification No.)

               3002 Dow Avenue Suite 114 Tustin, California 92780
               --------------------------------------------------
               (Address of principal executive offices)(Zip code)

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