Form 10QSB
period 2000-03-31
MCGLEN INTERNET GROUP INC
filed 2000-05-16
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934
For the period ended MARCH 31, 2000
                                       OR
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934


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



(formally known as Adrenalin Interactive, Inc.; 5301 Beethoven Street, Los Angeles, CA 90066; former fiscal year end for Adrenalin Interactive, Inc. was June 30)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

The number of shares outstanding of each of the issuer's classes of publicly traded common equity, as of May 12, 2000 was 31,850,004, shares of Common Stock.

                           MCGLEN INTERNET GROUP, INC.

                              Index to Form 10-QSB



PART I - FINANCIAL INFORMATION................................................3
   ITEM 1   FINANCIAL STATEMENTS..............................................3
            CONSOLIDATED BALANCE SHEETS.......................................4
            CONSOLIDATED STATEMENTS OF OPERATIONS.............................5
            CONSOLIDATED STATEMENT OF CASH FLOWS..............................6
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................7
   ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................7
   Business Factors...........................................................10
Part II - OTHER INFORMATION...................................................11
   Item 2.  Changes in Securities and Use of Proceeds.........................11
   Item 6.  Exhibits and Reports on Form 8-K..................................11
   SIGNATURE..................................................................11

                         PART I - FINANCIAL INFORMATION

                           ITEM 1 FINANCIAL STATEMENTS

                                     MCGLEN INTERNET GROUP, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                                                                 (unaudited)
                          ASSETS                                                  MARCH 31,      DECEMBER 31,
                                                                                    2000             1999
                                                                                --------------  --------------
Current Assets:
Cash and cash equivalents                                                       $      32,492   $     961,666
Accounts receivable, net of allowance for doubtful accounts and
 estimated returns of $70,000 at March 31, 2000 and December 31, 1999                 622,857         558,356
Inventories                                                                           586,096         436,017
Prepaid expenses and other current assets                                              15,732          52,776
Deposits                                                                              477,805         386,074
                                                                                --------------  --------------

              Total current assets                                                  1,734,982       2,394,889
                                                                                --------------  --------------
Equipment, net                                                                        507,207         519,576
Intangible assets                                                                     316,081         337,584
Other assets                                                                           58,643          52,314
                                                                                --------------  --------------
                                                                                $   2,616,913   $   3,304,363
                                                                                ==============  ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable                                                                $   1,773,632   $   1,933,122
Accrued expenses                                                                      475,213         379,768
Line of credit                                                                         71,500
Capital lease obligations - current portion                                           101,189          96,989
Convertible notes payable                                                             309,000         200,000
Net current liabilities of discontinued operations                                    993,941       1,342,620
                                                                                --------------  --------------
              Total current liabilities                                             3,724,475       3,952,499
                                                                                --------------  --------------
Capital lease obligations                                                             212,994         216,172
                                                                                --------------  --------------

              Total liabilities                                                     3,937,469       4,168,671
                                                                                --------------  --------------

Stockholders' deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized,
  none issued or outstanding                                                                -               -
Common stock, $0.03 par value; authorized 50,000,000 shares,
  31,837,681 at March 31, 2000 and 31,733,893 at December 31, 1999,                   955,131         952,017
  shares issued and outstanding
Additional paid in capital                                                          1,982,958       2,204,143
Deferred compensation                                                                (200,549)       (575,971)
Accumulated deficit                                                                (4,058,096)     (3,444,497)
                                                                                --------------  --------------

              Total Stockholders' Deficit                                          (1,320,556)       (864,308)
                                                                                --------------  --------------

                                                                                $   2,616,913   $   3,304,363
                                                                                ==============  ==============

                    See notes to the consolidated financial statements

                                     MCGLEN INTERNET GROUP, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)
                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                     2000            1999
                                                                                --------------  --------------

NET SALES                                                                       $  10,909,046   $   3,571,894

COST OF SALES                                                                       9,657,679       3,177,078
                                                                                --------------  --------------

GROSS PROFIT                                                                        1,251,367         394,816
                                                                                --------------  --------------

OPERATING EXPENSES
              Selling, general and administrative (including $157,351
                 amortization of deferred compensation in 2000)                     1,860,118         430,407
              Interest expense                                                          4,848             417
                                                                                --------------  --------------
              Total operating expenses                                              1,864,966         430,824
                                                                                --------------  --------------

LOSS BEFORE INCOME TAXES                                                             (613,599)        (36,008)
                                                                                --------------  --------------

PROVISION FOR INCOME TAXES                                                                  -               -
                                                                                --------------  --------------

NET LOSS                                                                        $    (613,599)  $     (36,008)
                                                                                ==============  ==============


BASIC AND DILUTED NET LOSS PER SHARE                                                $       (0.02)  $           -
                                                                                ==============  ==============

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
              BASIC AND DILUTED                                                    31,837,681      20,200,000
                                                                                ==============  ==============

                    See notes to the consolidated financial statements

                                     MCGLEN INTERNET GROUP, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (unaudited)
                                                                                FOR THE PERIODS ENDED MARCH 31,
                                                                                ------------------------------
                                                                                     2000            1999
                                                                                --------------  --------------

Cash flows from operating activities:
              Net loss                                                          $    (613,599)  $     (36,008)
                                                                                --------------  --------------
              Adjustments to reconcile net loss to net cash
              used in operating activities:
              Depreciation and amortization                                            91,741               -
              Amortization of deferred compensation                                   157,351               -
              Changes in operating assets and liabilities:
              Accounts receivable                                                     (64,501)       (160,566)
              Inventories                                                            (150,079)        (66,416)
              Prepaid expenses and other current assets                                37,044          (1,812)
              Deposits                                                                (91,731)        (60,611)
              Other assets                                                             (4,471)              -
              Accounts payable                                                       (159,489)        101,357
              Accrued expenses                                                         95,445         (35,244)
              Net current liabilities of discontinued operations                     (348,679)              -
                                                                                --------------  --------------
              Total adjustments                                                      (437,368)       (223,292)
                                                                                --------------  --------------
Net cash used in operating activities                                              (1,050,967)       (259,300)
                                                                                --------------  --------------

Cash flows from investing activities:
              Purchases of equipment                                                  (38,998)        (10,296)
              Other assets, notes receivable - related parties                         (1,858)              -
                                                                                --------------  --------------

Net cash used in investing activities                                                 (40,856)        (10,296)
                                                                                --------------  --------------

Cash flows from financing activities:
              Borrowings under convertible notes payable                              109,000               -
              Borrowings under line of credit, net                                     71,500               -
              Distributions to stockholders'                                                           (8,000)
              Payments on capital lease obligations                                   (17,851)              -
                                                                                --------------  --------------
              Net cash provided by (used in) financing activities                     162,649          (8,000)
                                                                                --------------  --------------
              Net decrease in cash and cash equivalents                              (929,174)       (277,596)
              Beginning of period                                                     961,666         436,692
                                                                                --------------  --------------
              End of period                                                     $      32,492   $     159,096
                                                                                ==============  ==============

                    See notes to the consolidated financial statements

MCGLEN INTERNET GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Mcglen Internet Group, Inc. (a Delaware corporation) and its wholly owned subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  OVERVIEW AND RECENT DEVELOPMENTS

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

Results Of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of operations. There can be no assurance that the trends in sales growth or operating results will continue in the future. The discussion of the "Results of Operations" includes Mcglen Micro, Inc. in both periods and AMT Components, Inc. in the period ended March 31, 2000; Mcglen Micro, Inc. acquired AMT Components, Inc. as of March 31, 1999.


                                                    PERCENTAGE OF NET SALES
                                                ------------------------------
                                                     PERIOD ENDED MARCH 31,
                                                     2000            1999
                                                --------------  --------------

Net sales                                             100.00%         100.00%
Cost of sales                                          88.53           88.95
                                                --------------  --------------
Gross profit                                           11.47           11.05
                                                --------------  --------------
Operating expenses                                     15.66           12.06
Deferred compensation expenses                          1.44               -
                                                --------------  --------------
Loss before income taxes                               (5.63)          (1.01)
                                                --------------  --------------
Provision for income taxes                              0.00            0.00
                                                --------------  --------------
Net loss                                               (5.63%)         (1.01%)
                                                ==============  ==============

Net sales increased by $7.3 million, or 205%, to $10.9 million for the three months ended March 31, 2000, compared to $3.6 million for the three months ended March 31, 1999. The increase in net sales was a result of the acquisition of AMT Components, Inc. by Mcglen in March 1999, as well as the Company achieving overall sales and customer growth through its other two websites, Mcglen.com and Techsumer.com. This growth was achieved through increased product offerings, an increase in the Company's linking programs with targeted Mcglen sites, personalized direct marketing programs designed to generate repeat sales from existing customers, and strategic alliances with Internet content providers and portal sites. Proforma net sales, including AMT for both periods in 2000 and 1999, increased by $5.5 million or 100%, (see Notes to the condensed consolidated financial statements included herein).

Gross profit increased by $857,000 or 329% to $1.3 million for the three months ended March 31, 2000, compared to $395,000 for the three months ended March 31, 1999. The increase in gross profit was due to increased sales in 2000 as a result of the Company's marketing efforts, which were described in the preceding paragraph, and the acquisition of AMT Components, Inc. in March 1999. Gross profit, as a percentage of net sales increased to 11.5 % for the quarter ended March 31, 2000 from 11.0% for the same period in 1999. The increase in gross profit margin was the result of lower cost product sourcing and decreased margin pressure in the overall marketplace. The Company's gross margin increased by 167% from the fourth quarter of 1999, to 11.5%, from 4.3% for the three months ended December 31, 1999.

On a forward-looking basis, future gross profit margins may decline from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended March 31, 2000. Although the Company believes it provides a high level of value and added services, pricing and gross profit could be negatively impacted by the activities of larger Internet resellers.

Operating expenses increased by $1.4 million or 333%, to $1.9 million for the three months ended March 31, 2000, from $431,000 for same period in the prior year. The increase in operating expenses was attributable to an increase in personnel costs associated with the increased sales volume, and an increase in advertising costs resulting from increased spending on the Company's websites. Advertising increased by approximately $159,000, or 116%, on a proforma basis with AMT, as Mcglen increased spending to promote its brand name awareness and acquire customers. Mcglen conducted almost all of its advertising on the Internet, primarily through price comparison and product placements on websites. Additionally, Mcglen increased the size of its facilities and invested in capital infrastructure to support the growth in sales. As a result, depreciation and amortization increased by approximately $90,000 due to the infrastructure development during 1999 and the period ended March 31, 2000. On a proforma basis, payroll and related costs increased by approximately $417,000, or 164% in the first quarter of 2000 compared to the first quarter of 1999, as Mcglen hired senior and mid-level management to support the Company's growth. Deferred compensation charges of approximately $157,000, or 0.9% of sales, was recorded during the three months ended March 31, 2000 resulting from options granted to key management and consultants; no such charges occurred during the period ended March 31, 1999. Finally, as a result of the Company's growth, credit card processing and phone charges increased by approximately $116,000 and $60,000, respectively, or 90% and 132%, respectively, for the three months ended March 31, 2000 compared to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital need has been the funding of operations and working capital requirements created by its rapid growth. Historically, the Company's primary sources of financing have been private placements of stock and borrowings from its stockholders, private investors, and financial institutions. Cash used by operations was approximately $1 million for the three months ended March 31, 2000. Cash was used to fund the Company's loss from operations and to fuel the Company's growth in sales, establish brand name awareness of its websites, for payment of expenses related to the reverse merger completed in December 1999, and for building of the Company's infrastructure to support Mcglen's operations.

The Company incurred a loss from operations during the last fifteen months and had a working capital deficit and shareholders' deficit at March 31, 2000. The Company raised $109,000 in subordinated debt financing and is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

During the three months ended March 31, 2000, the Company's capital expenditures were approximately $39,000 as compared to $10,000 in 1999, primarily for computer software and hardware, and distribution equipment. An additional $19,000 in computer hardware was acquired through a capital lease.

The Company has two credit facilities of up to $1.5 million with financial institutions. The credit facilities function in lieu of a vendor trade payable for inventory purchases and are included in accounts payable. The facilities are cancelable upon 30 days or less advance notice and do not bear interest if paid within 30 days of the date the inventory is purchased. The credit facilities are secured by substantially all of the Company's assets and are personally guaranteed by the Company's majority shareholders. One of the credit facilities required the Company to maintain a minimum level of subordinated debt plus tangible net worth. At March 31, 2000, the Company was not in compliance with this covenant and the finance company can initiate a default notice on the facility at any time. Management is attempting to re-negotiate the covenants at May 15, 2000.

Since computer retailers typically have low product gross margins, Mcglen's ability to regain profitability is dependent upon its ability to increase net sales. To the extent that Mcglen's marketing efforts do not result in significantly higher net sales, Mcglen will be materially adversely affected. There can be no assurance that sufficient revenues will be generated from the sale of its products to enable Mcglen to regain profitability on a quarterly or annual basis. In view of the rapidly evolving nature of Mcglen's business and its limited operating history, Mcglen believes that period-to-period comparisons of its operating results, including gross profit and operating expenses as percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Mcglen believes that the key factor affecting its long-term financial success is its ability to attract and retain customers in a cost effective manner. Currently, Mcglen seeks to expand its customer base and encourage repeat buying through internal and other sales and marketing programs. Such programs include:
(i) brand development, (ii) online and off-line marketing and promotional campaigns, (iii) linking programs with targeted Mcglen sites, (iv) personalized direct marketing programs designed to generate repeat sales from existing customers, (v) strategic alliances with Internet content providers and portal sites, and (vi) the development of a one-stop online marketplace.

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

Infrequent or delayed new product releases can negatively impact the overall growth in retail sales. Gross profit margins for hardware, software and peripheral products vary widely, with computer hardware generally having the lowest gross profit margins. While Mcglen has some ability to affect its product mix through effective up-selling of high margin products, its sales mix will vary from period to period and Mcglen's gross margins will fluctuate accordingly.

The Company incurred a net loss from operations for the three months ended March 31, 2000 and had a working capital deficit and shareholders' deficit at March 31, 2000. For the year ended December 31, 1999, the Company's independent certified public accountants included a modification to their opinion, which indicated there is substantial doubt about the Company's ability to continue as a going concern. The Company will require additional equity and/or debt capital in order to meet future working capital needs and to accomplish its combined short-term and long-term business objectives. The Company has identified several corporate finance consultants who have signed agreements to assist the Company in raising additional capital. In April 2000, the Company signed agreements, which provide the Company with a $1.5 million bridge loan and a $24 million private placement of common stock. The $24 million private placement will be funded through twelve (12) monthly draws of $2 million each on an equity line of credit, commencing one month after the effective date of a SB-2 registration statement which the Company is required to file for the private placement. The Company expects to file the registration statement in May 2000. The private Placement will be at a price equal to 87% of the volume weighted average price for the Company's common stock for 22 days prior to the draw down. The private placement agreement contains certain conditions whereby the investor's obligation to fund the draw down is reduced if the Company's stock price drops below a threshold price, as defined. Accordingly, the Company cannot make any assurances that it will be able to complete any draw down's under this line. In addition, our ability to complete any such future equity and/or debt financing will depend upon the Company's then financial condition, results of operations and future business prospects as well as market conditions at the time such additional equity and/or debt financing is consummated. Many of the factors that will influence the Company's ability to conduct any such future financing will be outside of its control. For these reasons, it cannot make any assurances that it will successfully complete the equity financing discussed above. Should the Company be unable to raise additional capital, it may have to severely curtail operations.

If Mcglen is successful in securing additional capital, the Company anticipates expenditures of up to $2.5 million for improvements in software, hardware, and other infrastructure investments.

As part of its growth strategy, the Company may, in the future, acquire other companies or websites, in the same or complementary lines of business. Any such acquisition and the ensuing integration of the operations of the acquired company with those of Mcglen would place additional demands on Mcglen's management and operating and financial resources. Additionally, the Company is engaged in an ongoing evaluation of potential new websites, which may be created internally. Any such development and the ensuing integration of the operations of the new website with those of Mcglen would place additional demands on Mcglen's management and operating and financial resources.

BUSINESS FACTORS

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. In addition, there can be no assurances that momentum in the Company's sales will be sustained, that the first quarter trends for sales will continue in future periods, or that the Company's Internet sales will continue to grow. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from our expectations include competition from companies either currently in the market or entering the market; competition from other Internet, catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for computer and computer related products; reliance on the Company's vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company entered into a purchase agreement to sell 293,255 shares of common stock to Escaldade Investors, LLC ("Escaldade") in July 1999, which allowed for repricing rights if Mcglen's stock price dropped below certain prices as defined in the agreement. Escaldade exercised its repricing rights relating to two-thirds of the shares it obtained in the financing in January 2000 and received 103,775 shares of the Company's common stock. Escaldade exercised its repricing rights relating to the final one-third of the shares it obtained in the financing in April 2000 and received an additional 39,352 shares of the Company's common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a. Exhibits. The exhibit index attached hereto is incorporated herein by reference.
         b.   Reports on Form 8-K

         1. On February 1, 2000, we filed a Current Report on Form 8-K announcing the change of control of the Company, acquisition and disposition of assets, change in certified accountants, the closing of an offering of Common Stock for $750,000 with Escaldade, the closing of an private placement of common stock for $1.5 million with Redstone Securities, Inc., the resignation of former directors, Jay Smith, Edward Mackay, Robert Wilson, and a change in our fiscal year end to December 31.


                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Mcglen Internet Group, Inc.


Date: May 15, 2000                        By /s/ Grant Trexler
                                             -----------------------
                                             Grant Trexler
                                             Chief Financial Officer

                                      (Duly Authorized Officer of the Registrant and Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit Number       Description
--------------       -----------
27                   Financial Data Schedule