Form 10QSB
period 2000-06-30
MCGLEN INTERNET GROUP INC
filed 2000-08-14
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended JUNE 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of publicly traded common equity, as of August 11, 2000 was 31,937,685 shares of Common Stock.

                           MCGLEN INTERNET GROUP, INC.

                              Index to Form 10-QSB



PART I - FINANCIAL INFORMATION.................................................3
   ITEM 1   FINANCIAL STATEMENTS...............................................3
   CONDENSED CONSOLIDATED BALANCE SHEETS.......................................4
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.............................5
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS..............................6
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................7
   ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..........................................8
   Business Factors...........................................................12
Part II - OTHER INFORMATION...................................................13
   Item 2.  Changes in Securities and Use of Proceeds.........................13
   Item 6.  Exhibits and Reports on Form 8-K..................................13
   SIGNATURE..................................................................13

                         PART I - FINANCIAL INFORMATION

                           ITEM 1 FINANCIAL STATEMENTS




                                           MCGLEN INTERNET GROUP, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          ASSETS                                                       JUNE 30,       DECEMBER 31,
                                                                                         2000             1999
                                                                                    -------------     -------------
Current Assets:                                                                      (unaudited)
Cash and cash equivalents                                                           $    194,339      $    961,666
Accounts receivable, net of allowance for doubtful accounts and
 estimated returns of $70,000 at June 30, 2000 and December 31, 1999                     742,108           558,356
Inventories                                                                              468,530           436,017
Prepaid expenses and other current assets                                                116,993            52,776
Deposits                                                                                 705,655           386,074
                                                                                    -------------     -------------
              Total current assets                                                     2,227,625         2,394,889
                                                                                    -------------     -------------

Equipment, net                                                                           436,958           519,576
Intangible assets                                                                        294,578           337,584
Other assets                                                                              61,559           52,314
                                                                                    -------------     -------------
                                                                                    $  3,020,720      $  3,304,363
                                                                                    =============     =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable                                                                    $  2,104,353      $  1,933,122
Accrued expenses                                                                         618,814           379,768
Line of credit                                                                            90,000
Capital lease obligations - current portion                                              101,189            96,989
Convertible notes payable                                                              1,809,000           200,000
Net current liabilities of discontinued operations                                       596,684         1,342,620
                                                                                    -------------     -------------
              Total current                                                            5,320,040         3,952,499
                                                                                    -------------     -------------
              liabilities
Capital lease obligations                                                                186,830           216,172
                                                                                    -------------     -------------

              Total liabilities                                                        5,506,870         4,168,671
                                                                                    -------------     -------------

Stockholders' deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized,
  none issued or outstanding                                                                   -                 -
Common stock, $0.03 par value; authorized 50,000,000 shares,
  31,877,033 at June 30, 2000 and 31,733,893 at December 31, 1999,                       956,312           952,017
  shares issued and outstanding
Additional paid in capital                                                             2,215,480         2,204,143
Deferred compensation                                                                    (44,999)         (575,971)
Accumulated deficit                                                                   (5,612,943)       (3,444,497)
                                                                                    -------------     -------------

              Total Stockholders' Deficit                                             (2,486,150)         (864,308)
                                                                                    -------------     -------------

                                                                                    $  3,020,720      $  3,304,363
                                                                                    =============     =============

                           See condensed notes to the consolidated financial statements

                                                  MCGLEN INTERNET GROUP, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (unaudited)

                                                           FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                ENDED JUNE 30,                   ENDED JUNE 30,
                                                            2000             1999             2000             1999
                                                        -------------    -------------   -------------    -------------
NET SALES                                               $  8,155,322     $  6,397,529    $ 19,064,368     $  9,969,425

COST OF SALES                                              7,520,905        5,651,223      17,178,583        8,828,301
                                                        -------------    -------------   -------------    -------------

GROSS PROFIT                                                 634,418          746,306       1,885,785        1,141,124
                                                        ------------     ------------    ------------     ------------

OPERATING EXPENSES
    Selling, general and administrative (including
    $155,550 and $157,351 amortization of deferred
     compensation for the three and six months ended       2,046,115          691,436       3,895,301        1,121,845
    June 30, 2000, respectively)
    Interest expense                                          74,617           11,169          79,465           11,586
                                                        -------------    -------------   -------------    -------------
    Total operating expenses                               2,120,732          702,605       3,974,766        1,133,431
                                                        -------------    -------------   -------------    -------------

(LOSS) INCOME BEFORE INCOME TAXES                         (1,554,847)          43,701      (2,168,446)           7,693
                                                        -------------    -------------   -------------    -------------

PROVISION FOR INCOME TAXES                                         -                -               -                -
                                                        -------------    -------------   -------------    -------------

NET (LOSS) INCOME                                       ($ 1,554,847)    $     43,701    ($ 2,168,446)    $      7,693
                                                        =============    =============   =============    =============


BASIC AND DILUTED (LOSS) INCOME PER SHARE               ($      0.05)    $          -    ($      0.07)    $          -
                                                        =============    =============   =============    =============

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
              BASIC AND DILUTED                           31,877,033       20,200,000      31,877,033       20,200,000
                                                        =============    =============   =============    =============


                                  See condensed notes to the consolidated financial statements



                                          MCGLEN INTERNET GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (unaudited)

                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------
                                                                2000            1999
                                                            ------------    ------------
Cash flows from operating activities:
      Net (loss) income                                     ($2,168,446)    $     7,693
                                                            ------------    ------------
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                             185,480               -
      Amortization of deferred compensation                     312,901               -
      Changes in operating assets and liabilities:
      Accounts receivable                                      (183,752)       (129,013)
      Inventories                                               (32,513)       (191,863)
      Prepaid expenses and other current assets                 (64,217)          2,661
      Deposits                                                 (319,581)       (224,504)
      Other assets                                               (7,387)         (6,600)
      Accounts payable                                          485,513          87,509
      Accrued expenses                                          (75,235)        133,606
      Net current liabilities of discontinued operations       (512,233)              -
                                                            ------------    ------------
      Total adjustments                                        (211,024)       (328,204)
                                                            ------------    ------------
Net cash used in operating activities                        (2,379,470)       (320,511)
                                                            ------------    ------------

Cash flows from investing activities:
      Other assets - note receivable - related party             (1,858)
      Purchases of equipment                                    (40,984)        (42,051)
                                                            ------------    ------------
Net cash used in investing activities                           (42,842)        (42,051)
                                                            ------------    ------------

Cash flows from financing activities:
      Borrowings under convertible notes payable              1,609,000         200,000
      Borrowings under line of credit                            90,000               -
      Payments on related party notes payable                         -         (70,000)
      Distributions to stockholders'                                  -          (8,000)
      Payments on capital lease obligations                     (44,015)              -
                                                            ------------    ------------
      Net cash provided by financing activities               1,654,985         122,000
                                                            ------------    ------------
      Net decrease in cash and cash equivalents                (767,327)       (240,562)
      Beginning of period                                       961,666         436,692
                                                            ------------    ------------
      End of period                                         $   194,339     $   196,130
                                                            ============    ============

                         See condensed notes to the consolidated financial statements

MCGLEN INTERNET GROUP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2000 and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

In March 1999, the Company acquired all of the assets and assumed the liabilities of AMT Components, Inc., (AMT) dba AccessMicro.com, in exchange for 4,500,000 shares of stock (pre recapitalization). The purchase price of the AMT acquisition was allocated to the acquired assets based on the estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of approximately $400,000, which has been allocated to goodwill, and customer lists acquired and is being amortized on a straight-line basis over 3 to 7 years. The operating results for AMT have been included in the consolidated financial statements from the date of acquisition.

Mcglen Internet Group, Inc. is an Internet operating company focused on creating multiple on-line business divisions targeting specific business-to-business markets. The Company offers over 150,000 computer hardware, software, and peripheral products servicing resellers, aggregators, information technology professionals, small offices/home offices, and the corporate market through its three web sites; Mcglen.com, AccessMicro.com, and Techsumer.com.

3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a loss of approximately $3.5 million for the year ended December 31, 1999 and had a negative working capital of approximately $1.6 million as of December 31, 1999. Additionally, we are in violation of certain covenants related to a line of credit. As a result, our independent certified public accountants have expressed substantial doubt about our ability to continue as a going concern.

The Company has recently taken a number of steps to conserve its available cash and eliminate unprofitable business. In July 2000, the Company refocused its efforts on its key customer base and on SKU's where the Company believes it has a competitive advantage. As a result, sales have declined and the Company laid-off approximately 35% of its workforce. During July 2000, the Company also stopped making payments to certain creditors and its largest supplier. Management has successfully negotiated to convert the then outstanding balance with its largest supplier to a note with payments weekly beginning August 4, 2000. Interest is at 18% and the note is scheduled to be repaid prior to December 31, 2000. As a result of the covenant violation discussed above, and the Company being is arrears on their payments to the Creditors, they can initiate a default notice on the facilities at any time. However, management is currently in discussions with both Creditors and believes that the overdue balances can be converted to notes which will be repaid over time. The debt owed to these creditors is secured by substantially all of the Company's assets and personal guarantees of the Company's majority shareholder.

Management is in the process of redesigning its AccessMicro.com and Mcglen.com websites to focus on the Company's core business to business customers. Management expects the new websites to be deployed in the third quarter of 2000.

During 1999, we relied on the proceeds from short-term loans and private placement of our common stock, which aggregated approximately $2.9 million, to fund our operating requirements. We are exploring various options to raise additional operating capital during 2000.

4.  DEBT AND EQUITY TRANSACTIONS

In April 2000, the Company signed agreements, which provided the Company with a $1.5 million bridge loan, and a $24 million equity line of credit. The $24 million equity line of credit can be funded through twelve (12) monthly draws of up to $2 million each, commencing one month after the effective date of a SB-2 registration statement which the Company filed in July 2000. The shares sold under the equity line of credit will be at a price equal to 87% of the volume weighted average price for the Company's common stock for 22 days prior to the draw down. The equity line of credit agreement contains certain conditions whereby the investor's obligation to fund the draw down is reduced if the Company's stock price drops below a threshold price, as defined. Accordingly, the Company cannot make any assurances that it will be able to complete any draw down's under this line. At August 11, 2000, the Company would not be permitted to make a draw down under the line.

The investors also received warrants to purchase 372,449 shares of our common stock at $1.875 and 100,000 warrants priced at $2.316 per share.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

The discussion of the "Results of Operations" includes Mcglen Micro, Inc. and AMT Components, Inc. for the six months ended June 30, 2000. For the six months ended June 30, 1999, AMT Components, Inc. is not included for the first three months of the period as the acquisition of AMT Components occurred on March 31, 1999.

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

Net sales increased by $1.8 million, or 27.5%, to $8.2 million for the three months ended June 30, 2000, compared to $6.4 million for the three months ended June 30, 1999. The increase in net sales was a result of an increase in the Company's installed customer base, increased repeat purchases and increased advertising as a percentage of sales. This growth was a result of increased product offerings, an increase in the Company's linking programs with targeted Mcglen sites, personalized direct marketing programs designed to generate repeat sales from existing customers, and strategic alliances with Internet content providers and portal sites.

Gross profit decreased by $112,000, or 15.0%, to $634,000 for the three months ended June 30, 2000, compared to $746,000 for the three months ended June 30, 1999. The decrease in gross profit was due to downward pricing pressure from competitors, instability in the pricing of memory, a shortage of memory and CPU's at times during the second quarter of 2000, causing less attractive pricing being offered to the Company by its suppliers, and, finally, increased costs for shipping which the Company was not able to pass along to its customers for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Additionally, with the fluctuations of prices of memory many customers purchased smaller quantities of these items that caused increased shipping costs as the Company's average order size decreased. Gross profit, as a percentage of net sales, decreased to 7.8% for the quarter ended June 30, 2000 from 11.7% for the same period in 1999. The decrease in gross profit margin was due to the items noted above as well as a change in the Company's product mix. In 1999, the Company sold a higher proportion of memory to its core customer base, which, had a higher profit margin than the business to consumer products sold in the quarter ended June 30, 2000.

On a forward-looking basis, future gross profit margins may decline from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended June 30, 2000. Although the Company believes it provides a high level of value added services, pricing and gross profit could be negatively impacted by the activities of larger Internet resellers.

Operating expenses increased by $1.4 million or 201.8%, to $2.1 million for the three months ended June 30, 2000, from $703,000 for same period in the prior year. The increase in operating expenses was attributable to an increase in personnel costs associated with the increased sales volume, an increase in advertising costs resulting from increased spending on the Company's websites, increased credit card processing fees with higher sales as well as an increase in the rate charged by the Company's credit card processor, and increased rent, telephone charges and deferred compensation charges. Advertising increased by approximately $253,000, or 152.2%, as Mcglen increased spending to promote its brand name awareness and acquire customers. Mcglen conducted almost all of its advertising on the Internet, primarily through price comparison search engines and product placements on websites. Payroll and related costs increased by approximately $149,000, or 65.5%, for the three months ended June 30, 2000 compared to the same quarter of 1999, as Mcglen hired senior and mid-level management to support the Company's growth. Deferred compensation charges of approximately $156,000, or 2.0% of sales, was recorded during the three months ended June 30, 2000 resulting from options granted to management and consultants; no such charges occurred during the three months ended June 30, 1999. Rent increased as Mcglen increased the size of its facilities in April 2000 to support the growth in sales. Depreciation and amortization increased by approximately $90,000 due to the infrastructure development during 1999 and 2000. Finally, as a result of the Company's growth, credit card processing and phone charges increased by approximately $100,000 and $10,000, respectively, or 71.1% and 21.3%, respectively, for the three months ended June 30, 2000 compared to the same period in 1999.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

Net sales increased by $9.1 million, or 91.2%, to $19.1 million for the six months ended June 30, 2000, compared to $10.0 million for the six months ended June 30, 1999. The increase in net sales was a result of the acquisition of AMT Components, Inc. (AccessMicro.com) by Mcglen in March 1999, as well as the Company achieving overall sales and customer growth through its other two websites, Mcglen.com and Techsumer.com. This growth was achieved through increased product offerings, an increase in the Company's linking programs with targeted Mcglen sites, personalized direct marketing programs designed to generate repeat sales from existing customers, and strategic alliances with Internet content providers and portal sites.

Gross profit increased by $745,000, or 65.3%, to $1.9 million for the six months ended June 30, 2000, compared to $1.1 million for the six months ended June 30, 1999. The increase in gross profit was due to increased sales in 2000 as a result of the Company's marketing efforts, which were described in the preceding paragraph, and the acquisition of AMT Components, Inc. in March 1999. Gross profit, as a percentage of net sales decreased to 9.9 % for the six months ended June 30, 2000 from 11.4% for the same period in 1999. The decrease in gross profit margin was the result of increased margin pressure in the overall marketplace, a change in the Company's sales mix during the six months ended June 30, 2000 to more products purchased by consumers which carry a lower margin than the products sold to Mcglen's core customers in the prior year. Mcglen also experienced instability in the pricing of memory, a shortage of memory and CPU's at times during the second quarter of 2000, causing less attractive pricing being offered to the Company by its suppliers, and, finally, increased costs for shipping which the Company was not able to pass along to its customers.

Operating expenses increased by $2.8 million, or 250.7 %, to $4.0 million for the six months ended June 30, 2000, from $1.1 million for same period in the prior year. The increase in operating expenses was attributable to an increase in personnel costs associated with the increased sales volume, an increase in advertising costs resulting from increased spending on the Company's websites, increased credit card processing fees with higher sales as well as an increase in the rate charged by the Company's credit card processor, and increased rent, telephone charges and deferred compensation charges. Advertising increased by approximately $485,000, or 204.8%, as Mcglen increased spending to promote its brand name awareness and acquire customers. Mcglen conducted almost all of its advertising on the Internet, primarily through price comparison search engines and product placements on websites. Payroll and related costs increased by approximately $777,000, or 178.5%, for the six months ended June 30, 2000 compared to the same period of 1999, as Mcglen hired senior and mid-level management to support the Company's growth. Deferred compensation charges of approximately $313,000 was recorded during the six months ended June 30, 2000 resulting from options granted to management and consultants; no such charges occurred during the six months ended June 30, 1999. Rent increased as Mcglen increased the size of its facilities in April 2000 to support the growth in sales. Depreciation and amortization increased by approximately $186,000 due to the infrastructure development during 1999 and 2000. Finally, as a result of the Company's growth, credit card processing and phone charges increased by approximately $376,000 and $78,000, respectively, or 173.1% and 115.0%, respectively, for the six months ended June 30, 2000, compared to the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital need has been the funding of operations and working capital requirements created by its rapid growth. Historically, the Company's primary sources of financing have been private placements of stock and borrowings from its stockholders, private investors, and financial institutions. Cash used by operations was approximately $1.7 million for the six months ended June 30, 2000. Cash was used to fund the Company's growth in sales, to establish brand name awareness of its websites and to fund the Company's loss from operations.

The Company has incurred a loss from operations during the last twelve months and had a working capital deficit and shareholders' deficit at June 30, 2000. For the year ended December 31, 1999, the Company's independent certified public accountants included a modification to their opinion, which indicated there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

During the six months ended June 30, 2000, the Company's capital expenditures were approximately $41,000, compared to $42,000 in 1999, primarily for computer software and hardware.

The Company has two credit facilities of up to $1.0 million with a financial institution and a supplier (the Creditors). The credit facilities function in lieu of a vendor trade payable for inventory purchases and are included in accounts payable. The facilities are cancelable upon 30 days or less advance notice and do not bear interest if paid within 30 days of the date the inventory is purchased. The credit facilities are secured by substantially all of the Company's assets and are personally guaranteed by the Company's majority shareholders. One of the credit facilities requires the Company to maintain a minimum level of subordinated debt plus tangible net worth. At June 30, 2000, the Company was not in compliance with this covenant and management has entered into discussions with the lender to waive the covenant through September 30, 2000.

Since computer retailers typically have low product gross margins, Mcglen's ability to regain profitability is dependent upon its ability to increase net sales. To the extent that Mcglen's marketing efforts do not result in significantly higher net sales, Mcglen will be materially adversely affected. There can be no assurance that sufficient revenues will be generated from the sale of its products to enable Mcglen to regain profitability on a quarterly or annual basis. In view of the rapidly evolving nature of Mcglen's business and its limited operating history, Mcglen believes that period-to-period comparisons of its operating results, including gross profit and operating expenses as percentage of net sales are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

The Company incurred a net loss from operations for the three and six months ended June 30, 2000, and had a working capital deficit of over $3.2 million and shareholders' deficit of approximately $2.5 million at June 30, 2000. The Company will require additional equity and/or debt capital in order to meet future working capital needs and to accomplish its combined short-term and long-term business objectives. The Company has identified several corporate finance consultants who have signed agreements to assist the Company in raising additional capital. In April 2000, the Company signed agreements, which provided the Company with a $1.5 million bridge loan, and a $24 million equity line of credit. The $24 million equity line of credit can be funded through twelve (12) monthly draws of up to $2 million each, commencing one month after the effective date of a SB-2 registration statement which the Company filed in July 2000. The shares sold under the equity line of credit will be at a price equal to 87% of the volume weighted average price for the Company's common stock for 22 days prior to the draw down. The equity line of credit agreement contains certain conditions whereby the investor's obligation to fund the draw down is reduced if the Company's stock price drops below a threshold price, as defined. Accordingly, the Company cannot make any assurances that it will be able to complete any draw down's under this line. At August 11, 2000, the Company would not be permitted to make a draw down under the line.

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

The Company has recently taken a number of steps to conserve its available cash and eliminate unprofitable business. In July 2000, the Company refocused its efforts on its key customer base and on SKU's where the Company believes it has a competitive advantage. As a result, sales have declined and the Company laid-off approximately 35% of its workforce. During July 2000, the Company also stopped making payments to the Creditors and its largest supplier. Management has successfully negotiated to convert the then outstanding balance with its largest supplier to a note with payments weekly beginning August 4, 2000. Interest is at 18% and the note is scheduled to be repaid prior to December 31, 2000. As a result of the covenant violation discussed above, and the Company being is arrears on their payments to the Creditors, they can initiate a default notice on the facilities at any time. However, management is currently in discussions with both Creditors and believes that the overdue balances can be converted to notes which will be repaid over time.

Management is in the process of redesigning its AccessMicro.com and Mcglen.com websites to focus on the Company's core business to business customers. Management expects the new websites to be deployed in the third quarter of 2000.

If Mcglen is successful in securing additional capital, the Company anticipates expenditures of up to $1.5 million for improvements in software, hardware, and other infrastructure investments.

As part of its growth strategy, the Company may, in the future, acquire other companies or websites, in the same or complementary lines of business. Any such acquisition and the ensuing integration of the operations of the acquired company with those of Mcglen would place additional demands on Mcglen's management and operating and financial resources. Additionally, the Company is engaged in an ongoing evaluation of potential new websites, which may be created internally. Any such development and the ensuing integration of the operations of the new website with those of Mcglen would place additional demands on Mcglen's management and operating and financial resources. Management has been approached by several acquisition candidates over the past three months and will continue to evaluate each potential candidate as they are presented. Management cannot be certain any such acquisition will occur, or the outcome if one were to occur.

BUSINESS FACTORS

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. In addition, there can be no assurances that momentum in the Company's sales will be sustained, that the six month trends for sales will continue in future periods, or that the Company's Internet sales will continue to grow. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from our expectations include competition from companies either currently in the market or entering the market; competition from other Internet, catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for computer and computer related products; reliance on the Company's vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

1. The Company entered into a purchase agreement to sell 293,255 shares of common stock to Escaldade Investors, LLC ("Escaldade") in July 1999, which allowed for repricing rights if Mcglen's stock price dropped below certain prices as defined in the agreement. Escaldade exercised its repricing rights relating to two-thirds of the shares it obtained in the financing in January 2000 and received 103,775 shares of the Company's common stock. Escaldade exercised its repricing rights relating to the final one-third of the shares it obtained in the financing in April 2000 and received an additional 39,352 shares of the Company's common stock.

2. On April 10, 2000, the Company issued a $1.5 million convertible debenture to AMRO International, S.A. (the Convertible Debenture). The Convertible Debenture is convertible, at the option of the holder, into shares of Common Stock of the Company at a conversion price equal to 90% of the market price of a share of Common Stock of the Company on the date of conversion. The Convertible Debenture was issued without registration under he Securities Act of 1933, as amended (the Securities Act), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

3. On April 10, 2000, in connection with the issuance of the Convertible Debenture, the Company issued to AMRO International, S.A. a warrant to purchase 372,449 shares of Common Stock of the Company (the AMRO Warrant) at a price of $2.316 per share. The AMRO Warrant was issued without registration under he Securities Act of 1933, as amended (the Securities
     Act), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

4. On April 10, 2000, the Company issued to Ladenburg Thalman & Co. a warrant to purchase 49,660 shares of Common Stock of the Company (the Ladenburg Warrant) at a price of $2.0137 per share in connection with its role as placement agent in connection with the issuance of the Convertible Debenture to AMRO International, S.A.. The Ladenburg Warrant was issued without registration under he Securities Act of 1933, as amended (the Securities Act), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

5. On April 26, 2000, the Company issued to Plumrose Holdings, Inc. a warrant to purchase 100,000 shares of Common Stock of the Company (the Plumrose Warrant) at a price of $1.875 per share. The Plumrose Warrant was issued under the terms of a Common Stock Purchase Agreement between the Company and Plumrose Holdings, Inc.. The Plumrose Warrant was issued without registration under he Securities Act of 1933, as amended (the Securities
     Act), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a. Exhibits. The exhibit index attached hereto is incorporated herein by reference.

         b.       Reports on Form 8-K - none


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Mcglen Internet Group, Inc.


Date: August 14, 2000                 By /s/ Grant Trexler
                                        ---------------------------------
                                      Grant Trexler
                                      Chief Financial Officer

                                      (Duly Authorized Officer of the Registrant and Principal Financial Officer)


                                  EXHIBIT INDEX


Exhibit Number                Description
--------------                -----------
27             Financial Data Schedule