Form 10QSB/A
period 2000-06-30
MCGLEN INTERNET GROUP INC
filed 2000-08-30
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               Amendment No. 1 to
                                  FORM 10-QSB/A



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
                                                                                    =============     =============

                           See condensed notes to the consolidated financial statements

                                                  MCGLEN INTERNET GROUP, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (unaudited)

                                                           FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                ENDED JUNE 30,                   ENDED JUNE 30,
                                                            2000             1999             2000             1999
                                                        -------------    -------------   -------------    -------------
NET SALES                                               $  8,155,322     $  6,397,529    $ 19,064,368     $  9,969,425

COST OF SALES                                              7,520,905        5,651,223      17,178,583        8,828,301
                                                        -------------    -------------   -------------    -------------

GROSS PROFIT                                                 634,418          746,306       1,885,785        1,141,124
                                                        -------------    ------------    ------------     ------------

OPERATING EXPENSES
    Selling, general and administrative (including
      $155,550 and $157,351 amortization of deferred
      compensation for the three and six months ended
      June 30, 2000, respectively)                         2,120,732          691,436       3,974,766        1,121,845
    Interest expense                                          68,533           11,169          79,465           11,586
                                                        -------------    -------------   -------------    -------------
    Total operating expenses                               2,189,265          702,605       4,054,231        1,133,431
                                                        -------------    -------------   -------------    -------------

(LOSS) INCOME BEFORE INCOME TAXES                         (1,554,847)          43,701      (2,168,446)           7,693
                                                        -------------    -------------   -------------    -------------

PROVISION FOR INCOME TAXES                                         -                -               -                -
                                                        -------------    -------------   -------------    -------------

NET (LOSS) INCOME                                       ($ 1,554,847)    $     43,701    ($ 2,168,446)    $      7,693
                                                        =============    =============   =============    =============


BASIC AND DILUTED (LOSS) INCOME PER SHARE               ($      0.05)    $          -    ($      0.07)    $          -
                                                        =============    =============   =============    =============

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
              BASIC AND DILUTED                           31,877,033       20,200,000      31,877,033       20,200,000
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