Form 10QSB
period 2000-09-30
MCGLEN INTERNET GROUP INC
filed 2000-11-14
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2000

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





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of publicly traded common equity, as of November 10, 2000 was 31,465,965 shares of Common Stock.

                           MCGLEN INTERNET GROUP, INC.

                              Index to Form 10-QSB



PART I - FINANCIAL INFORMATION.................................................3
   ITEM 1   FINANCIAL STATEMENTS...............................................3
   CONDENSED CONSOLIDATED BALANCE SHEETS.......................................4
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.............................5
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS..............................6
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................7
   ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..........................................9
   Business Factors...........................................................13
Part II - OTHER INFORMATION...................................................14
   Item 2.  Changes in Securities and Use of Proceeds.........................14
   Item 6.  Exhibits and Reports on Form 8-K..................................14
   SIGNATURE..................................................................14

                         PART I - FINANCIAL INFORMATION

                           ITEM 1 FINANCIAL STATEMENTS



                                           MCGLEN INTERNET GROUP, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          ASSETS                                                      SEPTEMBER        DECEMBER 31,
                                                                                         2000             1999
                                                                                    -------------     -------------
Current Assets:                                                                      (unaudited)
Cash and cash equivalents                                                           $     46,264      $    961,666
Accounts receivable, net of allowance for doubtful accounts and
 estimated returns of $70,000 at September 30 and  December 31, 1999                     312,303           558,356
Inventories                                                                              211,691           436,017
Prepaid expenses and other current assets                                                 34,305            52,776
Deposits                                                                                 589,560           386,074
                                                                                    -------------     -------------
              Total current assets                                                     1,194,123         2,394,889
                                                                                    -------------     -------------

Equipment, net                                                                           390,981           519,576
Intangible assets                                                                        230,072           337,584
Other assets                                                                              58,559            52,314
                                                                                    -------------     -------------
                                                                                    $  1,873,735      $  3,304,363
                                                                                    =============     =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable                                                                    $  3,240,693      $  1,933,122
Accrued expenses                                                                         185,279           379,768
Line of credit                                                                            90,000
Note payable                                                                             120,000
Capital lease obligations - current portion                                               98,898            96,989
Convertible notes payable                                                              1,709,000           200,000
Net current liabilities of discontinued operations                                       389,500         1,342,620
                                                                                    -------------     -------------
            Total current  liabilities                                                 5,833,370         3,952,499
                                                                                    -------------     -------------
Capital lease obligations                                                                162,271           216,172
                                                                                    -------------     -------------

              Total liabilities                                                        5,995,641         4,168,671
                                                                                    -------------     -------------

Stockholders' deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized,
  none issued or outstanding                                                                   -                 -
Common stock, $0.03 par value; authorized 50,000,000 shares, 31,465,965
  at September 30, 2000 and 31,733,893 at December 31, 1999, shares                      943,980           952,017
  issued and outstanding
Additional paid in capital                                                             2,828,653         2,204,143
Deferred compensation                                                                          -          (575,971)
Accumulated deficit                                                                   (7,894,539)       (3,444,497)
                                                                                    -------------     -------------

              Total Stockholders' Deficit                                             (4,121,906)         (864,308)
                                                                                    -------------     -------------

                                                                                    $  1,873,735      $  3,304,363
                                                                                    =============     =============

                           See condensed notes to the consolidated financial statements

                                                  MCGLEN INTERNET GROUP, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (unaudited)

                                                            FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                            2000             1999             2000             1999
                                                        -------------    -------------   -------------    -------------
NET SALES                                               $  5,485,130     $  8,507,362    $ 24,549,498     $ 18,476,787

COST OF SALES                                              5,004,219        8,032,269      22,182,802       16,860,570
                                                        -------------    -------------   -------------    -------------

GROSS PROFIT                                                 480,911          475,093       2,366,696        1,616,217
                                                        -------------    -------------   -------------    -------------

OPERATING EXPENSES
    Selling, general and administrative
      (including $422,781 and $735,682
      amortization of deferred compensation
      for the three and nine months ended
      September 30, 2000, respectively)                    2,663,433         1,432,870       6,638,199        2,554,715
                                                        -------------    -------------   -------------    -------------

LOSS FROM OPERATIONS                                       2,182,522          957,777        4,271,503          938,498
                                                        -------------    -------------   -------------    -------------


INTEREST EXPENSE                                              99,074              695          178,539           12,281
                                                        -------------    -------------   -------------    -------------

LOSS BEFORE INCOME TAXES                                  (2,281,596)        (958,472)     (4,450,042)        (950,779)
                                                        -------------    -------------   -------------    -------------

PROVISION FOR INCOME TAXES                                         -                -               -                -
                                                        -------------    -------------   -------------    -------------

NET LOSS                                                $ (2,281,596)    $   (958,472)   $ (4,450,042)    $   (950,779)
                                                        =============    =============   =============    =============


BASIC AND DILUTED LOSS PER SHARE                        ($      0.07)    ($      0.05)   ($      0.14)    ($      0.05)
                                                        =============    =============   =============    =============

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
              BASIC AND DILUTED                           31,465,965       20,200,000      31,689,388       20,200,000
                                                        =============    =============   =============    =============

                                  See condensed notes to the consolidated financial statements



                                          MCGLEN INTERNET GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (unaudited)

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------
                                                                2000            1999
                                                            ------------    ------------
Cash flows from operating activities:
      Net loss                                              ($4,450,042)      ($950,779)
                                                            ------------    ------------
      Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                             327,824          34,419
      Amortization of deferred compensation                     735,682               -
      Changes in operating assets and liabilities:
      Accounts receivable                                       246,053        (641,718)
      Inventories                                               224,326        (409,320)
      Prepaid expenses and other current assets                  18,471           2,661
      Deposits                                                 (203,486)       (353,999)
      Other assets                                               (6,245)        (36,226)
      Accounts payable                                        1,307,572         860,528
      Accrued expenses                                         (181,976)        212,637
      Net current liabilities of discontinued operations       (608,871)              -
                                                            ------------    ------------
      Total adjustments                                       1,859,350        (331,018)
                                                            ------------    ------------
Net cash used in operating activities                        (2,590,692)     (1,281,797)
                                                            ------------    ------------

Cash flows from investing activities:
      Purchases of equipment                                    (72,845)        (74,658)
                                                            ------------    ------------
Net cash used in investing activities                           (72,845)        (74,658)
                                                            ------------    ------------

Cash flows from financing activities:
      Borrowings under convertible notes payable              1,609,000         200,000
      Borrowings under line of credit                            90,000               -
       Borrowings under note payable                            120,000         450,000
       Payments on related party notes payable                        -        (180,000)
      Distributions to stockholders'                                  -          (8,000)
      Proceeds from issuing common shares                                       720,000
      Payments on capital lease obligations                     (70,865)              -
                                                            ------------    ------------
      Net cash provided by financing activities               1,748,135       1,182,000
                                                            ------------    ------------
      Net decrease in cash and cash equivalents                (915,402)       (174,455)
      Beginning of period                                       961,666         436,692
                                                            ------------    ------------
      End of period                                         $    46,264     $   262,237
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

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2000 and the results of operations and cash flows for the three and nine months September 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2.  OVERVIEW AND RECENT DEVELOPMENTS

Mcglen Internet Group, formerly Adrenalin Interactive, Inc. (Adrenalin), was acquired by Mcglen Micro, Inc. in December 1999 through a transaction in which the stockholders of Mcglen Micro, Inc. acquired control of the Company through a reverse acquisition. As a result of the acquisition, each share of Mcglen Micro, Inc. was converted into 0.9889611 shares of the Company, with 25,485,527 shares being issued. In addition, under the terms of the acquisition agreement between the Company, Mcglen Micro, Inc., and a consulting firm, who arranged the acquisition, the consulting firm received 2,010,932 shares of common stock upon completion of the acquisition. The value of these shares has been accounted for as a cost of the recapitalization. The equity section of the balance sheet and earnings per share information have been retroactively restated to reflect the exchange ratio established in the acquisition agreement and the issuance of shares to the consulting firm.

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

3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a loss of approximately $3.5 million for the year ended December 31, 1999 and had a negative working capital of approximately $1.6 million as of December 31, 1999. Additionally, the Company was in violation of certain covenants related to a line of credit. As a result, the Company's independent certified public accountants have expressed substantial doubt about Mcglen's ability to continue as a going concern.

The Company has recently taken a number of steps to eliminate unprofitable business. In July 2000, the Company refocused its efforts on its key customer base and on SKU's where the Company believes it has a competitive advantage. As a result, sales have declined and the Company laid-off approximately 35% of its workforce.

During July through October 2000, the Company renegotiated its debt with its primary vendors. As a result, the Company converted approximately $345,000 in accounts payable and accrued liabilities to common stock, converted approximately $1,228,000 in accounts payable and accrued liabilities into notes payable, and converted $120,000 convertible debt and accrued interest to common stock. See below.

During 1999, the Company relied on the proceeds from short-term loans and private placements of common stock, which aggregated approximately $2.9 million, to fund operating requirements. The Company raised an additional $950,000 from a private placement of its common stock in October 2000, and is exploring various options to raise additional capital during the fourth quarter 2000.

4.  DEBT AND EQUITY TRANSACTIONS

In April 2000, the Company signed agreements, which provided the Company with a $1.5 million bridge loan, and a $24 million equity line of credit. The $24 million equity line of credit can be funded through twelve (12) monthly draws of up to $2 million each, commencing one month after the effective date of a SB-2 registration statement which the Company filed in July 2000. Such registration statement has not become effective as of November 13, 2000. The shares sold under the equity line of credit will be at a price equal to 87% of the volume weighted average price for the Company's common stock for 22 days prior to the draw down. The equity line of credit agreement contains certain conditions whereby the investor's obligation to fund the draw down is reduced if the Company's stock price drops below a threshold price, as defined. Accordingly, the Company cannot make any assurances that it will be able to complete any draw down's under this line. At November 13, 2000, the Company would not be permitted to make a draw down under the line.

The investors also received warrants to purchase 372,449 shares of our common stock at $1.875 and 100,000 warrants priced at $2.316 per share.

In August 2000, the Company engaged Josephthal & Co., Inc. as its financial advisor and to assist the Company in obtaining additional financing.

In August 2000, the Company entered into an agreement with Mcglen's Founders; Alex Chen, Mike Chen, and George Lee (the Founders), to provide up to 10 million shares of their stock, or approximately one-half of their current holdings, to assist the Company in raising capital to fund its operations, growth, and development of Mcglen, and mergers and acquisitions.

The Founders have made these shares available for an eighteen-month period and shares not used for permitted purposes at the end of that period will be retained by the Founders. Under the agreement, the Founders are entitled to receive a fee equal to 5% of the amount of cash raised by the Company using the shares included in the pool.

In August 2000, the Company issued 855,000 shares of common stock from the Fouders Pool to various consultants and employees. The shares issues to employees were 30% vested upon the date of grant, with the remainder vesting over a two year period or upon a change of control.

In September 2000, the Company received a $120,000 loan from Lan Plus Corporation. This loan was repaid in October 2000 through the proceeds of a private placement of common stock, see below.

In October 2000, the Company received stock subscription agreements for $500,000 of common stock for $0.75 per share, and an additional $500,000 at $0.6875 per share from Lan Plus Corporation. The Purchaser's of $500,000 at $0.75 per share also received three year warrants to purchase up to an additional 666,668 shares of common stock at $1.00 per share. Shares from the Founders Agreement will be issued to the Purchaser's, resulting in no dilution to current Mcglen shareholders. Pursuant to the terms of the Founders Agreement, $50,000 of the funds raised will be remitted to the Founders.

5.       MERGER WITH LAN PLUS CORPORATION

On October 11, 2000, the Company entered into a definitive agreement with Lan Plus Corporation to merge the two companies. Lan Plus is a manufacturer of both private-label and branded turnkey computer solutions and services, with over 9 years of operating history.

The merger is subject to customary closing conditions, including due diligence, shareholder and regulatory approval. Management anticipates the merger closing in the first quarter of 2001. At the closing of the merger, Lan Plus shareholders will receive a number of shares such that the Lan Plus shareholders will own 50.1% of shares of the post merger combined entity.

Lan Plus manufactures computers and turnkey computer offerings through high profile business partners in the retail, catalog, telemarketing, as well as other industries. Lan Plus markets under the Northgate(R), Protek(R), e-Pcdirect(R), and Netway(R) brands, and through private label programs with systems integrators and resellers. Lan Plus has also developed excellent corporate clients and actively pursues Internet-based marketing programs for federal government organizations, such as the U.S. Armed Forces, state and local government organizations, and various school districts in California, Arizona, and Virginia.

Andy Teng, founder, Chairman and CEO of Lan Plus, will become the CEO and Chairman of the Board of the combined company. Richard Shyu, currently President and COO of Lan Plus, will become President of the combined company. Both will be added to the Board of Directors at closing. Grant Trexler, currently Mcglen's CFO, will become CFO of the combined company. Mcglen's Founders, Mike Chen, George Lee, and Alex Chen, will assume management and executive positions within the new company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

The discussion of the "Results of Operations" includes Mcglen Micro, Inc. and AMT Components, Inc. for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, AMT Components, Inc. is not included for the first three months of the period as the acquisition of AMT Components occurred on March 31, 1999.

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Net sales decreased by $3.0 million, or 35.5%, to $5.5 million for the three months ended September 30, 2000, compared to $8.5 million for the three months ended September 30, 1999. The decrease in net sales was a result of the Company's refocusing its efforts on its key customer base and on SKU's where the Company believes it has a competitive advantage. The Company also reduced its advertising programs, narrowed its suppliers, and increased its personalized direct marketing programs with existing customers.

Gross profit increased by $6,000, or 1.2%, to $481,000 for the three months ended September 30, 2000, compared to $475,000 for the three months ended September 30, 1999. The increase in gross profit was directly related to the Company's efforts to refocus on key products, suppliers, and customers. For the three months ended September 30, 2000, the Company also faced increased shipping costs which it was not able to pass along to its customers as compared to the three months ended September 30, 1999. Gross profit, as a percentage of net sales, increased to 8.8% for the quarter ended September 30, 2000 from 5.6% for the same period in 1999. The increase in gross profit margin was due to the items noted above as well as a change in the Company's product mix. In 2000, the Company sold a higher proportion of products to its core customer base, which had a higher profit margin than the business to consumer products sold in the quarter ended September 30, 1999.

On a forward-looking basis, future gross profit margins may decline from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended September 30, 2000. Although the Company believes it provides a high level of value added services, pricing and gross profit could be negatively impacted by the activities of larger Internet resellers and product supply and demand.

Operating expenses increased by $1.3 million or 92.9%, to $2.7 million for the three months ended September 30, 2000, from $1.4 million for same period in the prior year. The increase in operating expenses was attributable to an increase in personnel costs and advertising costs in July 2000, an increase in the rate charged by the Company's credit card processor, and increased rent, consulting and deferred compensation charges. Payroll and related costs increased by approximately $202,000, or 67.2%, for the three months ended September 30, 2000 compared to the same quarter of 1999, due to Mcglen senior and mid-level management hirings. Deferred compensation charges of approximately $423,000, or 7.7% of sales, were recorded during the three months ended September 30, 2000 resulting from stock granted to management and consultants from the Founders Pool; no such charges occurred during the three months ended September 30, 1999. Rent increased as Mcglen increased the size of its facilities in April 2000 to support its increased sales. Depreciation and amortization increased by approximately $90,000 due to the infrastructure development during 1999 and 2000. Consulting expenses increased by approximately $50,000 for the three months ended September 30, 2000 as a result of hiring of Peter Janssen & Associates. Finally, interest expense increased by approximately $98,000 as the Company's debt increased in 2000.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

Net sales increased by $6.1 million, or 32.9%, to $24.6 million for the nine months ended September 30, 2000, compared to $18.5 million for the nine months ended September 30, 1999. The increase in net sales was a result of the acquisition of AMT Components, Inc. (AccessMicro.com) by Mcglen in March 1999, as well as the Company attaining overall sales and customer growth through its other two websites, Mcglen.com and Techsumer.com. This growth was achieved through increased product offerings, an increase in the Company's linking programs with targeted Mcglen sites, personalized direct marketing programs designed to generate repeat sales from existing customers, and strategic alliances with Internet content providers and portal sites.

Gross profit increased by $750,000, or 46.4%, to $2.4 million for the nine months ended September 30, 2000, compared to $1.6 million for the nine months ended September 30, 1999. The increase in gross profit was due to increased sales in 2000 as a result of the Company's marketing efforts, which were described in the preceding paragraph, and the acquisition of AMT Components, Inc. in March 1999. Gross profit, as a percentage of net sales increased to 9.6 % for the nine months ended September 30, 2000 from 8.7% for the same period in 1999. The increase in gross profit margin was the result of favorable product marketing and pricing strategies in Q1 - 2000, a change in the Company's sales mix during the three months ending September 30, 2000 focusing on sales of higher margin products sold to Mcglen's core customers.

Operating expenses increased by $4.1 million, or 157.7 %, to $6.6 million for the nine months ended September 30, 2000, from $2.6 million for same period in the prior year. The increase in operating expenses was attributable to an increase in personnel costs associated with the increased sales volume, an increase in advertising costs to market the Company's websites, increased credit card processing fees with higher sales as well as an increase in the rate charged by the Company's credit card processor, and increased rent, telephone charges and deferred compensation charges. Advertising increased by approximately $1.2 million, or 316.0%, as Mcglen increased spending to promote its brand name awareness and acquire customers. Mcglen conducted almost all of its advertising on the Internet, primarily through price comparison search engines and product placements on websites. Payroll and related costs increased by approximately $966,000, or 138.4%, for the nine months ended September 30, 2000 compared to the same period of 1999, as Mcglen hired senior and mid-level management to support the Company's growth. Deferred compensation charges of approximately $736,000 were recorded during the nine months ended September 30, 2000 resulting from options and stock granted to management and consultants; no such charges occurred during the nine months ended September 30, 1999. Rent increased as Mcglen increased the size of its facilities in April 2000 to support the growth in sales. Depreciation and amortization increased by approximately $296,000 due to the infrastructure development during 1999 and 2000 and the amortization of the AMT intangible assets. Finally, as a result of the Company's growth, credit card processing and phone charges increased by approximately $338,000 and $62,000, respectively, or 77.4% and 44.7%, respectively, for the nine months ended September 30, 2000, compared to the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital need has been the funding of operations and working capital requirements. Historically, the Company's primary sources of financing have been private placements of stock and borrowings from its stockholders, private investors, and financial institutions. Cash used by operations was approximately $2.6 million for the nine months ended September 30, 2000.

The Company has incurred a loss from operations during the last fifteen months and had a working capital deficit and shareholders' deficit at September 30, 2000. For the year ended December 31, 1999, the Company's independent certified public accountants included a modification to their opinion, which indicated there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it will have to severely curtail operations.

During the nine months ended September 30, 2000, the Company's capital expenditures were approximately $73,000, compared to $75,000 in 1999, primarily for computer software and hardware. During the three months ended September 30, 1999, the Company also entered into capital leases of approximately $327,000, primarily for computer hardware and software.

The Company had two credit facilities of up to $1.0 million with a financial institution and a supplier (the Creditors). The credit facilities functioned in lieu of a vendor trade payable for inventory purchases and are included in accounts payable at September 30, 2000. The facilities were canceled in October 2000. One of the credit facilities is secured by substantially all of the Company's assets and personally guaranteed by the Company's majority shareholders. This credit facility also required the Company to maintain a minimum level of subordinated debt plus tangible net worth. In September 2000, the credit facility was converted to a note payable and the related security, guarantees, and covenants were transferred to the note. At September 30, 2000, the Company was not in compliance with this covenant. However, at October 31, 2000, the Company was in compliance with this covenant.

Since computer retailers typically have low product gross margins, Mcglen's ability to become profitable is dependent upon its ability to increase net sales. To the extent that Mcglen's marketing efforts do not result in significantly higher net sales, Mcglen will be materially adversely affected. There can be no assurance that sufficient revenues will be generated from the sale of its products to enable Mcglen to become profitable on a quarterly or annual basis. In view of the rapidly evolving nature of Mcglen's business and its limited operating history, Mcglen believes that period-to-period comparisons of its operating results, including gross profit and operating expenses as percentage of net sales are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

The Company incurred a net loss from operations for the three and nine months ended September 30, 2000, and had a working capital deficit of over $4.6 million and shareholders' deficit of approximately $4.1 million at September 30, 2000. The Company will require additional equity and/or debt capital in order to meet working capital needs and to accomplish its combined short-term and long-term business objectives. The Company entered into an agreement with Josephthal & Co., Inc. to assist the Company in raising additional capital. In April 2000, the Company signed agreements, which provided the Company with a $1.5 million bridge loan, and a $24 million equity line of credit. The $24 million equity line of credit can be funded through twelve (12) monthly draws of up to $2 million each, commencing one month after the effective date of a SB-2 registration statement that the Company filed in July 2000. The shares sold under the equity line of credit will be at a price equal to 87% of the volume weighted average price for the Company's common stock for 22 days prior to the draw down. The equity line of credit agreement contains certain conditions whereby the investor's obligation to fund the draw down is reduced if the Company's stock price drops below a threshold price, as defined.

Accordingly, the Company cannot make any assurances that it will be able to complete any draw down's under this line. At November 13, 2000, the Company would not be permitted to make a draw down under the line.

The Company's ability to complete any such future equity and/or debt financing will depend upon its financial condition, results of operations and future business prospects as well as market conditions at the time such additional equity and/or debt financing is consummated. Many of the factors that will influence the Company's ability to conduct any such future financing will be outside of its control. For these reasons, it cannot make any assurances that it will successfully complete the equity financing discussed above. Should the Company be unable to raise additional capital, it will have to severely curtail operations.

The Company has recently taken a number of steps to conserve its available cash and eliminate unprofitable business. In July 2000, the Company refocused its efforts on its key customer base and on SKU's where the Company believes it has a competitive advantage. As a result, sales have declined and the Company laid-off approximately 35% of its workforce. During July 2000, the Company also stopped making payments to certain creditors and its largest supplier. During July through October 2000, the Company renegotiated its debt with its primary vendors. As a result, the Company converted approximately $345,000 in accounts payable and accrued liabilities to common stock, converted approximately $1,228,000 in accounts payable and accrued liabilities into notes payable, and converted $120,000 convertible debt and accrued interest to common stock.

In September 2000, the Company received a $120,000 loan from Lan Plus Corporation. This loan was repaid in October 2000 through the proceeds of a private placement of common stock, see below.

In September 2000, the Company entered into an agreement with Mcglen's Founders; Alex Chen, Mike Chen, and George Lee (the Founders), to provide up to 10 million shares of their stock, or approximately one-half of their current holdings, to assist the Company in raising capital to fund its operations, growth, and development of Mcglen, and mergers and acquisitions.

The Founders have made these shares available for an eighteen-month period and shares not used for permitted purposes at the end of that period will be retained by the Founders. Under the agreement, the Founders are entitled to receive a fee equal to 5% of the amount of cash raised by the Company using the shares included in the pool.

In October 2000, the Company received stock subscription agreements for $500,000 of common stock for $0.75 per share, and an additional $500,000 at $0.6875 per share from Lan Plus Corporation. The Purchaser's of $500,000 at $0.75 per share also received three year warrants to purchase up to an additional 666,668 shares of common stock at $1.00 per share. Shares from the Founders Agreement will be issued to the Purchaser's and Lan Plus Corporation, resulting in no dilution to current Mcglen shareholders. Pursuant to the terms of the Founders Agreement, $50,000 of the funds raised was remitted to the Founders.

MERGER WITH LAN PLUS CORPORATION

On October 11, 2000, the Company entered into a definitive agreement with Lan Plus Corporation to merge the two companies. Lan Plus is a manufacturer of both private-label and branded turnkey computer solutions and services, with over 9 years of operating history. The merger is subject to customary closing conditions. Management anticipates the merger closing in the first quarter of 2001. At the closing of the merger, Lan Plus shareholders will receive a number of shares such that the Lan Plus shareholders will own 50.1% of shares of the post merger combined entity.

Lan Plus manufactures computers and turnkey computer offerings through high profile business partners in the retail, catalog, telemarketing, as well as other industries. Lan Plus markets under the Northgate(R), Protek(R), e-Pcdirect(R), and Netway(R) brands, and through private label programs with systems integrators and resellers. Lan Plus has also developed excellent corporate clients and actively pursues Internet-based marketing programs for federal government organizations, such as the U.S. Armed Forces, state and local government organizations, and various school districts in California, Arizona, and Virginia.

Andy Teng, founder, Chairman and CEO of Lan Plus, will become the CEO and Chairman of the Board of the combined company. Richard Shyu, currently President and COO of Lan Plus, will become President of the combined company. Both will be added to the Board of Directors at closing. Grant Trexler, currently Mcglen's CFO, will become CFO of the combined company. Mcglen's founders, Mike Chen, George Lee, and Alex Chen, will assume management and executive positions within the new company.





BUSINESS FACTORS

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. In addition, there can be no assurances that current sales levels will be sustained, and that the nine month trends for sales will continue in future periods. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from expectations include lack of working capital to carry out the Company's business plan, competition from companies either currently in the market or entering the market; competition from other Internet, catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for computer and computer related products; reliance on the Company's vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

1. In August 2000, the Company issued 855,000 shares of common stock from the Fouders Pool to various consultants and employees. The shares issues to employees were 30% vested upon the date of grant, with the remainder vesting over a two year period or upon a change of control.

     This common stock and the related warrants were issued without registration under the Securities Act of 1933, as amended (the Securities Act), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

2. On October 2, 4, and 11, 2000, the Company received stock subscription agreements for $500,000 of common stock for $0.75 per share, and an additional $500,000 at $0.6875 per share from Lan Plus Corporation $1 million in total). The Purchaser's of $500,000 at $0.75 per share also received three year warrants to purchase up to an additional 666,668 shares of common stock at $1.00 per share. Shares from the Founders Agreement will be issued to the Purchaser's and Lan Plus Corporation, resulting in no dilution to current Mcglen shareholders. Pursuant to the terms of the Founders Agreement, $50,000 of the funds raised was remitted to the Founders.

     This common stock and the related warrants were issued without registration under the Securities Act of 1933, as amended (the Securities Act), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.




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

                  Mcglen Internet Group, Inc.


Date: November 13, 2000                 By /s/ Grant Trexler
                                        ---------------------------------
                                      Grant Trexler
                                      Chief Financial Officer

                                      (Duly Authorized Officer of the Registrant and Principal Financial Officer)


                                  EXHIBIT INDEX


Exhibit Number                Description
--------------                -----------
27             Financial Data Schedule