Form 10KSB
period 2000-12-31
MCGLEN INTERNET GROUP INC
filed 2001-04-02
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

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

              16700 Gale Avenue, City of Industry, California 91745
               (Address of principal executive offices) (Zip code)

                    Issuer's telephone number: (626) 923-6000

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                 TITLE OF CLASS
                                 --------------

                          Common Stock, $.03 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended December 31, 2000 were $30,145,000.

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant on March 26, 2001 was approximately $5,876,530 (computed on the basis of $0.27 per share, the last reported sale price for shares of the Company's Common Stock on the NASDAQ SmallCap Market as of such date).

         As of March 26, 2001, the registrant had outstanding 36,082,055 shares of Common Stock.

                                TABLE OF CONTENTS

                                                                          PAGE

PART I.

         ITEM 1.   BUSINESS..................................................1
         ITEM 2.   DESCRIPTION OF PROPERTY..................................20
         ITEM 3.   LEGAL PROCEEDINGS........................................20
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......20

PART II.

         ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS..................................................20
         ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS......................22
         ITEM 7.   FINANCIAL STATEMENTS.....................................27
         ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE......................27

PART III.

         ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                   THE EXCHANGE ACT.........................................27
         ITEM 10.  EXECUTIVE COMPENSATION...................................29
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT...........................................31
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........32
         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.........................34

SIGNATURES..................................................................35

                                     PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. When used in this report and elsewhere by management, from time to time, the words "believes," "plans," "estimates," "intends," "anticipates," "seeks," and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Additional Factors That May Affect Future Results." Particular attention should be paid to the cautionary statements involving our limited operating history, anticipated losses, unpredictability of future revenues, potential fluctuations in operating results, systems failures, business interruptions, capacity constraints, systems development, management of growth, the intensely competitive nature of the electronic commerce industry and reliance on third parties, manufacturers, distributors and suppliers. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission ("SEC").

GENERAL

As used in the following section, "Mcglen," "we," "us," "the Company" and "our" refer to Mcglen Internet Group, Inc. and our subsidiaries including Western Technologies, Inc., Mcglen Micro, Inc. and AMT Components, Inc. unless the context requires otherwise. We were incorporated in Delaware in May 1994. In March 1995, we changed our name to Wanderlust Interactive, Inc., and in May 1998, we changed our name to Adrenalin Interactive, Inc. On December 2, 1999, we completed a reverse acquisition with Mcglen Micro, Inc. in which the stockholders of Mcglen Micro, Inc. acquired control of us. As a result of the acquisition, each share of Mcglen Micro, Inc. was converted into 0.988961 shares of our common stock, with 25,485,527 shares being issued. On December 17, 1999, we changed our name to Mcglen Internet Group, Inc., and changed our ticker symbol on the Nasdaq SmallCap Market to "MIGS."

BUSINESS

We are an Internet operating company focused on creating multiple on-line business divisions targeting specific business-to-business and business-to-consumer markets. Our centralized technology backbone and operations infrastructure allow us to rapidly create focused on-line business divisions, operate at low overhead cost, and maximize return on investment by creating synergy among our business divisions. Our operations division, which includes a call center, sourcing, warehousing, fulfillment, accounting, business development and information technology, supports order processing, logistics, customer service, financial transactions and core technology for our business divisions located in the City of Industry, California. Our business divisions include sales, marketing, content management, product management and service management teams focused on building unique customer experiences for each business division.

We currently offer more than 120,000 computer products on our three operating on-line retail web sites: Mcglen.com, AccessMicro.com and Techsumer.com. We offer different mixtures of computing technology, entertainment and communications products on these three web sites based on the different target market segments' buying patterns. Mcglen.com, launched in May 1996, and AccessMicro.com, launched in June 1996, have both achieved Customer Certified Gold Merchant status on BizRate.com, an independent on-line retail rating guide. Moreover, Gomez Advisor, an independent business rating guide, consistently ranks Mcglen.com and AccessMicro.com among the top 30 sites to purchase computing products on the Web in their Internet Computer Store Scorecard. Techsumer.com was launched in November 1999.

RECENT DEVELOPMENTS

On October 11, 2000, we entered into an agreement and plan of merger with Lan Plus Corporation. Lan Plus is a manufacturer of both private-label and branded turnkey computer products and services, with over nine years of operating history. The merger is subject to certain closing conditions. See "Additional Factors That May Affect Future Results - Our proposed merger with Lan Plus may not occur." On March 21, 2001, we entered into an amended and restated merger agreement that, among other things, eliminated certain conditions to closing contained in the original merger agreement. The amended merger agreement also extended the deadline for completing the merger to June 30, 2001. At the closing of the merger, Lan Plus shareholders will receive a number of shares such that the Lan Plus shareholders will own (a) a majority of shares of the post merger combined entity plus (b) 1.9 million additional shares and certain other shares based upon our liabilities and assets at the closing date and certain other adjustments. Upon completion of the merger, Andy Teng, founder, Chairman and Chief Executive Officer of Lan Plus, will become the Chief Executive Officer and Chairman of the Board of the combined company and Richard Shyu, currently President and Chief Operating Officer of Lan Plus, will become President of the combined company. Both were added to our Board of Directors on March 22, 2001. Grant Trexler, currently Mcglen's Chief Financial Officer, will become Chief Financial Officer of the combined company. Two of Mcglen's founders, Mike Chen and Alex Chen, will assume management positions within the new company.

On December 22, 2000, we entered into a financing agreement with Dillow & Dillow, Inc. Under the agreement, Dillow & Dillow introduced us to lenders that loaned us $700,000, less fees and expenses. The promissory notes for the loans were secured by a first priority security interest on all of our assets, and converted into shares of our common stock on March 21, 2001, at a conversion price of $0.25 per share. We have also agreed to sell to certain purchasers identified by Dillow & Dillow up to an aggregate of 3,200,000 shares of our common stock at a price of $0.25 per share. The agreement provides Dillow & Dillow with a one-year warrant to purchase one share of our common stock for every eight shares of our common stock issued to lenders and investors under the financing agreement, for a maximum of 750,000 shares, at exercise prices between $0.30 and $0.75. In addition, Dillow & Dillow receives a finders fee equal to 10% of any loan or investment proceeds under the agreement, half payable in cash and half payable in stock at a price of $0.25 per share, for a total of 300,000 shares. See "Additional Factors That May Affect Future Results - The payments to Dillow & Dillow in connection with $1.5 million of financing raised in a private placement may be inconsistent with the provisions of Section 15 of the Securities Exchange Act of 1934 and may give the investors in that financing the right to rescind their investment."

DISCONTINUED OPERATIONS

In connection with the reverse acquisition of Adrenalin Interactive, Inc. in December 1999, our board of directors voted to discontinue the operations of Western Technologies, Inc., Adrenalin's operating subsidiary. Western principally developed video games for use with Sony, Nintendo and Sega video game consoles pursuant to funded contracts with video game developers, entertainment titles for PCs and electronic toys including interactive, Web-powered toys that are refreshed from a PC via the Internet. Western also created interactive television games for digital set-top boxes and published or licensed PC games in 24 countries and 15 languages. We completed two of the software development contract obligations conducted by Western during the second quarter of this year. Two other contracts were terminated. An additional contract was assigned to Western's former Vice President of Operations for completion, releasing us from any further contractual liability. However, we will still be responsible for any product liability issues that may arise from the two completed contracts.

INDUSTRY BACKGROUND

The Internet allows millions of consumers and businesses to share information and conduct business electronically. International Data Corporation ("IDC") estimates that the worldwide Internet economy will grow past $1 trillion in 2001, and reach $2.8 trillion by 2003. IDC also predicts that the number of users who make purchases over the Web will jump from 31 million in 1998 to more than 183 million in 2003.

The growth of the Internet is dependent upon a number of factors, including:

         o Increased installed-base and usage of personal computers and Internet devices;

         o        Widely available and affordable access to the Internet;

         o Awareness and acceptance of Internet among consumers and businesses; and

         o Increase in the capability and availability of network infrastructure.

STRATEGY

Our goal is to create and operate market-focused on-line businesses. We will continue to expand our existing operating business divisions by enhancing brand recognition, building awareness to our web sites, and increasing the products and services offerings provided on the web sites. We intend to capitalize on our existing technology backbone and operations infrastructure by developing and operating new businesses targeting specific market segments worldwide. We intend to create synergy among our operating businesses to maximize return on investment.

WEB SITES

We believe our market-focused web sites provide unique on-line experiences to different target market segments. Based on the target market segment's expectations and requirements, each of our web sites' content design and product mixture maximizes the perceived value of our offerings. Mcglen.com offers computing technology products, targeting information technology professionals. AccessMicro.com offers computing technology products, targeting small businesses. Techsumer.com offers computing technology, communication products and entertainment products, targeting technologically-proficient consumers. We believe ease of use is essential in any successful web site. To provide a simple and convenient purchasing experience, we developed key features for our operating web sites. The key features of our web sites include:

         o BROWSING - We have categorized our current offering of more than 120,000 products into product groups, categories and subcategories. Links to product groups and categories are placed on each page for convenient "one-click" access. Special sections are created for special offers and promotional products to enhance exposure for hot selling, high margin products that we update daily.

         o SPECIALIZED BROWSING - Conventional categorization systems assign one department, category and subcategory to each product. For certain product groups, finding the desired product under this categorization system is difficult. We have developed a specialized categorization system for certain product groups to minimize the search effort.

         o SEARCHING - We have developed general keyword search, specific product identification number search and interactive guided criteria search to facilitate precise product selection with minimal effort.

         o PRODUCT INFORMATION - We provide detailed technical information for many of the products we offer. Manufacturer technical support and contact information is also provided.

         o CUSTOM CONFIGURATION - We have developed a configuration engine that allows our customers to interactively configure a personal computer based on the customer's specification.

         o CUSTOMIZABLE DISPLAY FORMAT - To facilitate the purchasing decision process, visitors can customize the display format, sorting order and selection criteria for product listings.

         o RELATED PRODUCTS LINKS - At each product detail page, links to related categories are conveniently placed for one-click access to relevant products. Links to selected products' options and accessories are placed on the same page for easy access.

         o ON-LINE ACCOUNT AND ORDERING SYSTEM - Our on-line ordering engine is designed for intuitive usage and minimal data entry for first-time and repeat customers. Customers can create an on-line account as they make a purchase for the first time. On each subsequent visit the customer will be able to check order status, review past orders, and place new orders without entering shipping, billing and credit card information again.

Our web sites also incorporate features that allow us to leverage web site traffic to generate additional revenue sources:

         o ADVERTISING - Several locations on each page of our web sites are available for advertisers seeking exposure to our targeted audience base. These locations are also available for in-house promotions and cross-promotional activities.

         o MANUFACTURER STORES - We offer manufacturers the promotional opportunity to create a "manufacturer store" within our web sites. Each manufacturer store is dedicated to one manufacturer's product offerings. Manufacturers can create promotional programs, detailed literature and enhanced product images to merchandise their products.

PRODUCTS, SERVICES AND EXPANSION

We intend to offer additional products and services on our existing on-line stores, and to create additional on-line stores for different market segments. We also intend to expand into Asia/Pacific regions by forming strategic partnerships with established companies in the region.

MARKETING

Our marketing strategy is to promote and increase brand awareness of our current storefronts, including AccessMicro.com (a marketplace for small business), Mcglen.com (a marketplace for IT professionals), and Techsumer.com (a marketplace for technology consumers). Through various incentive programs and excellent customer care and support, we also intend to build customer loyalty and encourage repeat purchases.

We are executing this strategy through the following channels:

         o        forming alliances with various shopping portals;

         o        actively maintaining opt-in customer mailing lists;

         o        broadening product offerings;

         o        creating repeat buyer incentive programs; and

         o        building partnerships with manufacturers and vendors.

We believe that the use of multiple marketing channels reduces reliance on any one source of customers, lowers customer acquisition costs and maximizes brand awareness.

ON-LINE AND TRADITIONAL ADVERTISING

We have implemented a broad-based, multi-media advertising campaign that includes both on-line and traditional advertising, designed to drive high-value traffic to our web sites. Our current on-line advertising focuses on a variety of web sites that have a proven ability to drive buyers to our sites. These partners include Ziff Davis, CNET and various smaller partner sites. In April 1999, we began deploying various brand-building print ads which we continued through September 2000. We believe these traditional advertising venues can increase awareness of our web sites, increase customer loyalty and repeat customer buy rates, and promote the benefits of e-commerce to a much broader audience than can be addressed on the Internet alone. Additionally, efforts in direct marketing in 1999 and 2000 resulted in high levels of success through e-mail marketing as well as a weekly promotional newsletter. We are currently working with our advertising vendors to bring more content and choice to enhance existing mailers. We believe our newsletter to be very effective in informing subscribers of the latest and the best products available today.

Clicktrade.com, a site of Link-Exchange, is our primary outsource partner to support our affiliate program. We pay Link-Exchange on a per-click basis to affiliate partners. Our affiliate program has been in place since early 1998, and we increased our exposure in the Link-Exchange network aligning ourselves with additional affiliate partners in 2000.

MERCHANDISING

We currently host three sites with product compositions including computing, entertainment and communication products. By utilizing these three sites (www.Mcglen.com, www.AccessMicro.com and www.Techsumer.com), we have the ability to gear our marketing campaigns to three different segments of the market--the consumer market, the small office/home office market and the IT professionals market.

Our approach to merchandising allows us to offer each segment of our target audience a unique shopping experience, giving us the advantage of pricing flexibility, the ability to offer our customers only what is relevant to their needs, focused cross-selling and up-selling of products, and the potential of expanding our products and services to each one of these markets.

By utilizing three distinct web sites, we are also able to tailor a unique shopping experience for each segment of our target audience. For example, targeting IT professionals, our Mcglen.com site offers a clean design and easy access, together with a no-nonsense functionality, that allows these customers to find their desired products and purchase them in the shortest amount of time possible.

Because each web site is targeted to a specific audience, we are able to cross-sell and up-sell our products more effectively than our competitors. For example, knowing that the customers from our AccessMicro.Com site are of the small office/home office market segment, we may "up-sell" a customer who is purchasing an ink-jet printer an entry-level laser printer because speed of print jobs would be a major concern of these customers.

Since Mcglen already has three concentrated customer bases, we are able to expand our services to best benefit each individual market. For example, Techsumer.com offers DVDs, while Mcglen.com and AccessMicro.com will not carry this product line. Mcglen will continue to add products and services that will enhance, rather than fragment, the shopping experience of each individual market segment. These advantages are in addition to the advantages Mcglen and other e-tailers already enjoy over traditional retailers, such as: the ability to instantly change prices when our costs change, a virtually unlimited amount of display and shelf space, and the ability to offer our customers much greater access to product information.

CUSTOMER SERVICE

We believe that our ability to establish and maintain long-term relationships with our customers, and to encourage repeat visits and purchases, depends, in part, on the strength of our customer support and service operations as well as our staff. We seek to achieve frequent automated e-mail communication with our customers to continually improve customer service for our stores and services. We offer toll-free phone numbers and e-mail addresses for sales, technical support, return merchandise and general customer service. We will continue to acquire new tools and technology to improve customer satisfaction.

WAREHOUSING, FULFILLMENT AND DISTRIBUTION

We obtain our products from a network of distributors, wholesalers, manufacturers and software publishers. We carry a limited amount of our most popular products in inventory. A substantial amount of products that we carry in inventory is purchased and shipped "on demand" (that is, after we receive orders, we purchase products required to fill orders received). We "cross dock" on a daily basis (that is, receive products from vendors and ship those same products to customers the same day). We carry approximately four days' worth of inventory in house. We also rely on our distributors and wholesalers to ship products directly to our customers. Our distribution partners, such as Ingram Micro, Battery-Biz and Transcend Information Systems, have distribution centers throughout the United States and can fulfill a majority of in-stock products within 24 hours. We have established strategic partnerships with manufacturers to custom-configure personal computers based on our customer's requirement and ship the configured system directly to our customers.

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

The hosting of our Web servers is subcontracted to an Internet data center specialist, Exodus Communications, Inc. Exodus has an extensive national network backbone with redundant Internet connections to multiple Internet access points, a secure physical environment, climate control and redundant power supply. Exodus provides us access to the facility 24 hours a day, seven days a week. Exodus also monitors our Web servers continuously.

We have acquired third-party technology to track customer buying patterns and make additional purchase recommendations.

COMPETITION

Although the electronic commerce industry is still in its infancy, it has matured substantially in recent years as witnessed by the consolidation of its major players. Furthermore, we have seen competition arise from manufacturers and suppliers who have not traditionally sold their products through the Internet.

We currently compete with a variety of companies that sell computer, electronics and communication products to consumers and businesses through a variety of media. These companies are larger and have more financial resources than we do and include:

         o Traditional catalog-based merchants that have developed a significant electronic commerce offering, such as CDW Computers Centers, Inc., Micro Warehouse, Inc., Insight Enterprises, Inc., Multiple Zones International, Inc. and Ideamall, Inc.;

         o Companies with electronic commerce sites such as Beyond.com Corporation, Buy.com Inc., Outpost.Com, Dell Computer Corporation and NECX Office and Personal Technology Center (in which Gateway 2000, Inc. has a minority stake), and electronic software distributors such as Digital River, Inc.;

         o Companies offering Internet auctions, such as uBid, Inc., Amazon.com, Inc., Yahoo! Inc., and eBay Inc.;

         o Companies whose primary business is not on-line retailing but who derive significant revenue from electronic commerce, including America Online, Inc., Yahoo! Inc. and QVC, Inc.;

         o Traditional retailers of personal computer products such as CompUSA, Inc.;

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

We believe the principal competitive factors affecting our market are competitive pricing, quality of customer service, accuracy of technical product information, quality and ease of use of web sites, breadth of product offerings, brand recognition and cost of customer acquisition. We believe we compete adequately in all these areas with the exception of brand recognition, where companies with much greater financial and marketing resources have made the establishment of a strong brand name much more costly and difficult. To maintain and improve our competitive position, we must continue to be competitive in all the areas mentioned above, while boosting our brand recognition without significantly increasing our cost of customer acquisition.

SALES TAX

We currently collect sales tax on sales of products delivered to residents in the state of California and dropped shipped from Ingram Micro to residents of Massachusetts. Various states have tried to impose on direct marketers the burden of collecting sales taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods from out of state locations by parcel post and interstate common carriers. It is possible that legislation may be passed to supersede the Supreme Court's decision, or that the Court may change its position. Additionally, it is uncertain whether any new rules and regulations may be adopted, in terms of sales tax collection obligations, to govern electronic commerce companies as the industry continues its growth. The imposition of new sales tax collection obligations on us in states to which we ship products would result in additional administrative expenses to us. More importantly, though, we may lose one of our most competitive advantages in terms of a higher total price of products for our customers.

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

For a period of three years, the Internet Tax Freedom Act (ITFA) effectively bars state or local governments from imposing taxes that would subject on-line commerce transactions to taxation in multiple states. The ITFA does not prohibit state or local taxation of on-line commerce products or services that would otherwise be taxed, such as in states where a company has a physical presence. The ITFA also provides for the establishment of a commission to study on-line commerce and to recommend a fair method of taxing Internet transactions. We cannot be certain that upon expiration of the ITFA, we will not be subject to further taxation by state or local governments on the sale of merchandise.

EMPLOYEES

As of March 26, 2001, we employed 35 full-time employees and 6 part-time employees. We consider our employee relations to be good. None of our employees is represented by a labor union, and we have experienced no work stoppages. Competition for qualified personnel in the electronic commerce industry is intense, particularly for software development and other technically-oriented positions.

RESEARCH AND DEVELOPMENT

During the years ended December 31, 2000 and 1999, $28,000 and $91,000 was expensed, respectively, for research and development related to our web sites. As of December 31, 2000, there was $264,000 capitalized software development costs; accumulated amortization of $143,000 has been recorded for these assets.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information contained in this report, the following factors could affect our actual results and could cause such results to differ materially from those achieved in the past or expressed in our forward-looking statements.

An investment in our common stock involves a high degree of risk. You should carefully review and consider the information below, as well as the other information contained in this report and incorporated by reference.

WE INCURRED SIGNIFICANT LOSSES IN 2000 AND 1999.

We incurred a loss of $5.7 million in 2000 and $3.5 million in 1999. As of December 31, 2000, we had a working capital deficit of approximately $2.7 million and a stockholders' deficit of approximately $3.1 million. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2000, indicating there is substantial doubt regarding our ability to continue as a going concern. There can be no assurance that we will be profitable in the future. Furthermore, future profits, if any, will be dependent on many factors, including, but not limited to, our ability to return our operations to profitability in a timely manner, the need for additional financing, and competition from other electronic commerce retailers. If we are not able to significantly improve our operating results, we may be required to cease or substantially curtail our operations.

WE WILL NEED TO OBTAIN ADDITIONAL FINANCING IN THE NEAR FUTURE.

Our capital requirements associated with the expanding operations have been and will continue to be substantial. We anticipate, based on management's internal forecasts and assumptions related to operations, that our existing capital resources will not be sufficient to permit us to maintain or expand operations and marketing. We will, therefore, require additional financing to execute our business plan. However, no assurance is given that we will be able to obtain additional financing when needed, or that, if available, such financing will be on terms acceptable to us. In any such financing, the interests of our existing security holders could be substantially diluted.

We will need to raise additional funds in 2001 in order to fund our current operations, pursue sales growth opportunities, develop new web sites or enhance our existing ones, respond to competitive pressures, or acquire other businesses. If adequate funds are either not available or not available on acceptable terms, we will be unable to accomplish these objectives. Any inability to do so would have a negative effect on our business, revenues, financial condition and results of operations.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Moreover, these securities may have powers, preferences and rights that are senior to those of the rights of our common stock.

OUR PROPOSED MERGER WITH LAN PLUS MAY NOT OCCUR.

Although we have signed an agreement to merge with Lan Plus Corporation and believe that this merger will take place, our completion of the merger is subject to shareholder and regulatory approval, and we cannot assure you that all of the conditions will be met and that the merger will be consummated. In addition, either party may unilaterally terminate the agreement if the merger has not been consummated on or before June 30, 2001.

If the merger is not completed for any reason, Mcglen may experience a number of adverse consequences, including the following:

         o the price of our common stock may decline to the extent that the current market price of our common stock currently reflects a market assumption that the merger will be completed;

         o an adverse reaction from investors and potential investors in our company may reduce future financing opportunities; and

         o our costs related to the merger, including legal and accounting fees, must be paid even if the merger is not completed.

OUR PROPOSED MERGER WITH LAN PLUS WILL REQUIRE US TO REAPPLY FOR NASDAQ LISTING.

Our proposed merger with Lan Plus constitutes a "reverse merger" within the meaning of Rule 4330 of Nasdaq's Marketplace Rules and in such event we will need to reapply for listing on Nasdaq upon completion of the merger. In order to requalify for listing on Nasdaq's SmallCap Market:

         o our common stock must continue to be registered under Section 12(g) of the Securities Exchange Act of 1934, as amended;

         o we must initially either have (i) at least $4,000,000 of net tangible assets, (ii) net income in two of the last three years of at least $750,000, or (iii) a market capitalization of $50,000,000; and

         o we must initially have a minimum bid price of $4.00 per share, at least 300 round lot shareholders, a public float of at least 1,000,000 shares, and at least three active market makers for our common stock.

We anticipate that we will satisfy all of Nasdaq's listing requirements at the time of the completion of our proposed merger with Lan Plus, except possibly the $4.00 per share minimum bid price for shares of our common stock. Depending upon the market price of our shares of common stock between now and the time that Nasdaq rules on our listing reapplication, we may be forced to effect a reverse stock split to support the minimum bid price of our common stock at $4.00 or more. Reverse stock splits usually cause drops in the price of a stock and the market price of our common stock may drop as a result thereof, even if our merger with Lan Plus is completed. While a reverse stock split does not change a stockholder's percentage ownership in us, it may well lessen public confidence in us and our common stock.

WE MAY ENCOUNTER PROBLEMS WITH RESPECT TO OUR CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET IN THE FUTURE.

Although our securities are quoted on the Nasdaq SmallCap Market, we cannot assure you that a trading market for our stock will be maintained. In addition, we cannot assure you that we will in the future meet the maintenance criteria for continued quotation of our securities on the Nasdaq SmallCap Market. The maintenance criteria for the Nasdaq SmallCap Market include, among other things:

         o $2,000,000 in net tangible assets; or $35,000,000 in market capitalization; or $500,000 net income in the latest fiscal year or two of the last three fiscal years;

         o a public float of 500,000 shares with a market value equal to $1,000,000;

         o        two market makers;

         o        a minimum bid price of $1.00 per share of common stock; and

         o 300 shareholders (defined as round lot holders who own 100 or more shares of our common stock).

As of March 26, 2001, our Company did not meet the above requirements for continued listing on the Nasdaq SmallCap Market. We received a letter from Nasdaq stating that our common stock would be delisted at the opening of business on February 8, 2001 unless it maintained a bid price of at least $1.00 for a minimum of 10 consecutive trading days prior to February 6, 2001. While we did not meet these requirements prior to the stated deadline, we were granted a hearing before the Nasdaq Listing Qualifications Panel which took place on March 16, 2001, where we requested an extension of time prior to delisting. There is no assurance that the Listing Qualifications Panel will grant our request for continued listing.

If we were removed from the Nasdaq SmallCap Market, trading, if any, in our securities would thereafter have to be conducted in the NASD's OTC Electronic Bulletin Board. As a result, an investor would find it more difficult to purchase, dispose of, and obtain accurate quotations as to the value of, our securities.

In addition, if our common stock is delisted from trading on the Nasdaq SmallCap Market and the trading price of the common stock is less than $5.00 per share, trading in the common stock would also be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under that rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including requirements that they:

         o make an individualized written suitability determination for the purchaser; and

         o receive the purchaser's written consent prior to the transaction.

The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, any equity security not traded on an exchange or quoted on Nasdaq SmallCap that has a market price of less than $5.00 per share), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements could severely limit the market liquidity of our securities and the ability of purchasers in this offering to sell their securities in the secondary market. We cannot assure purchasers of our securities that our securities will not be delisted or treated as a penny stock.

THE PAYMENTS TO DILLOW & DILLOW IN CONNECTION WITH $1.5 MILLION OF FINANCING RAISED IN A PRIVATE PLACEMENT MAY BE INCONSISTENT WITH THE PROVISIONS OF SECTION 15 OF THE SECURITIES EXCHANGE ACT OF 1934 AND MAY GIVE THE INVESTORS IN THAT FINANCING THE RIGHT TO RESCIND THEIR INVESTMENT.

We paid transaction-based compensation to Dillow & Dillow in connection with their introducing to us certain accredited investors who invested in the Company. The introductions resulted in the sale by us of securities in interstate commerce. The investors introduced by Dillow & Dillow were SOMA Fund IX, LLC, Hippo Holdings, LLC, Kohl Concerns, LLC, Revel Holdings, Inc. and The Vertigo Fund LLC. Since Dillow & Dillow is not a registered broker dealer and received transaction-based compensation in connection with the introductions, the staff of the Securities and Exchange Commission has indicated to us that the receipt of these payments by Dillow & Dillow may be inconsistent with the registration provisions of Section 15 of the Securities Exchange Act of 1934, as amended. If these payments are determined to be inconsistent with Section 15, then under Section 29 of the Securities Exchange Act any or all of the following may be applicable to us:

         o our obligations to pay a fee to Dillow & Dillow may be voidable by us;

         o the investors purchasing securities in the transaction may have the right to void the contract as a nullity and the right to rescind their purchase of our securities, which would require us to repay the $1.5 million that they invested; and

         o        we may be subject to regulatory action.

WE HAVE A LIMITED ON-LINE OPERATING HISTORY THAT PROVIDES LITTLE INFORMATION WITH WHICH TO EVALUATE OUR ELECTRONIC COMMERCE BUSINESS.

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

To address these risks and uncertainties, we must take various steps, including:

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

WE MAY NOT BE SUCCESSFUL IN IMPLEMENTING ANY OF OUR STRATEGIES OR IN ADDRESSING THESE RISKS AND UNCERTAINTIES, AND EVEN IF WE ACCOMPLISH THESE OBJECTIVES, WE STILL MAY NOT BE PROFITABLE IN THE FUTURE.

We incurred substantial losses from operations in 2000 and 1999. As of December 31, 2000, we had an accumulated deficit of $9.2 million. We expect to continue to incur net losses in the foreseeable future. We plan to continue to enhance our brand name through competitive pricing, marketing and advertising programs and improving and enhancing our technology, infrastructure and systems. These initiatives may result in operating expenses that are higher than current operating expenses. We will need to generate additional revenues to achieve profitability, and to maintain that profitability if it is achieved.

OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

Because electronic commerce is a new, emerging market, we cannot accurately forecast our revenues. While our revenues from electronic commerce may increase in certain quarters, an investor should not use these past results to predict our future results. We base our current and future expenditures on our plans and estimates of future revenues. Our expenses are, to a large degree, fixed. We may be unable to adjust spending in a timely manner if we experience an unexpected shortfall in our revenues. We expect that our future quarterly operating results will fluctuate significantly because of many factors, many of which we do not control. These factors include:

         o our ability to satisfy and retain existing customers and attract new customers at a sufficient rate;

         o pricing competition, including, but not limited to, pricing which results in no gross margin on certain products;

         o our ability to acquire, price and market merchandise inventory such that we maintain gross margins in our existing business and in future product lines and markets;

         o        our ability to fulfill customer orders;

         o        the level of traffic at our web sites;

         o the development, announcement or introduction of new sites, services or products by us or by our competitors;

         o the amount the Internet is used generally and, more specifically, for the purchase of products such as those that we offer;

         o our ability to upgrade and develop our systems and infrastructure and attract new employees;

         o the occurrence of technical or communications failures, system downtime and Internet disruptions, including disruptions which may be caused by periodic interruptions in electrical service;

         o the amount and timing of operating costs and capital expenditures that we incur to expand our business;

         o        governmental regulation and taxation policies;

         o disruptions in service by common carriers such as United Parcel Service or unanticipated increases in shipping and transaction-processing costs; and

         o general economic conditions and economic conditions specific to the Internet, electronic commerce and the computer industry.

OUR REVENUES DEPEND ON THE NUMBER OF TIMES CUSTOMERS MAKE PURCHASES AT OUR ON-LINE STORES.

The amount of sales at our on-line stores depends in part on the number of customers, the competitiveness of our prices and the availability of merchandise from our suppliers. We cannot forecast the number of our future customers, the future pricing strategies of our competitors or the future availability of merchandise with any degree of certainty. It is clear, however, that if the number of customers does not increase, if our gross margins decrease or if the amount of merchandise available to us decreases substantially, our business will suffer. Because of these and other factors, we believe that period-to-period comparisons of our historical results of operations are only partial indicators of our future performance.

OUR OPERATING RESULTS MAY FLUCTUATE DEPENDING ON THE SEASON.

We expect to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Retail sales in the traditional retail industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. As a result of this and other factors, our operating results in one or more future quarters may fluctuate and, therefore, period-to-period comparisons of our historical results of operations may not be good indicators of our future performance.

WE MAY SUFFER SYSTEMS FAILURES AND BUSINESS INTERRUPTIONS.

Our success, especially our ability to receive and fulfill customer orders, largely depends on the efficient and uninterrupted operation of our computer and telephone communications systems. Almost all of our computer and communications systems are located at a single leased facility. We have experienced temporary power failures and telecommunications failures from time to time at this facility. Our systems are vulnerable to damage from fire, earthquakes, floods, power loss, telecommunications failures, break-ins and other events. Despite any precautions we may take, the occurrence of natural disasters or other unanticipated problems could cause system interruptions, delays and loss of critical data and could prevent us from providing services. Moreover, although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptions. Any of these events could lead to interruptions or delays in service, loss of data or the inability to accept and confirm customer orders. Generally, we do not have redundant systems or a formal disaster recovery plan, and our coverage limits on our property and business interruption insurance may not be adequate to compensate us for losses that may occur.

WE FACE RISKS OF CAPACITY CONSTRAINTS.

Our revenues depend to a significant degree on the number of customers who use our on-line stores to buy merchandise. We depend on the satisfactory performance, reliability and availability of our web sites, transaction-processing systems, network infrastructure, customer support center, and delivery and shipping systems. These factors are critical to our reputation, our ability to attract and retain customers and to maintain adequate customer service levels, and our operating results. Our on-line stores have experienced periodic temporary capacity constraints from time to time, and we continue to experience capacity constraints at our customer support center primarily related to inbound customer telephone inquiries. Capacity constraints could prevent customers from gaining access to our on-line stores or our customer support center for extended periods of time and decrease our ability to fulfill customer orders or decrease our level of customer acquisition or retention. Such constraints would also decrease the appeal of our on-line stores and decrease our sales. If the amount of traffic, the number of orders or the amount of traffic to our web sites increases substantially, we may experience capacity constraints and may need to further expand and upgrade our technology, transaction-processing systems and network infrastructure. We may be unable to sufficiently predict the rate or timing of increases in the use of our on-line stores to enable us to quickly upgrade our systems to handle such increases. In addition, we may be unable to increase our capacity at our customer support center to handle the amount of current or future customer telephone inquiries.

WE FACE RISKS RELATING TO SYSTEMS DEVELOPMENT.

We are heavily dependent on our technological systems, some of which were not designed for electronic commerce but have been modified by us for that use. Although we upgrade and expand these systems on an ongoing basis, in the future we will need to significantly upgrade and expand or replace our transaction-processing systems to handle increased traffic at our on-line stores. We will also need to upgrade our systems to improve their scalability. We would also upgrade and expand our systems to add automated customer service, proactive e-mail and customer feedback features to provide enhanced customer service, more complete customer data and better management reporting information at this time. These efforts would require us to integrate newly developed and/or purchased technologies into our existing systems and to hire more engineering and information technology personnel in the future. If we are unable in a timely manner to hire required personnel, to add new software and hardware, or to develop and upgrade our existing systems to handle increased traffic, we could experience unanticipated system disruptions, slower response times, degraded customer service and a decrease in our ability to fulfill customer orders.

WE MAY BE UNABLE TO MANAGE OUR GROWTH.

Since our formation in 1996, we have experienced rapid growth. However, we cannot be certain that our growth will continue at a rapid pace. Our ability to successfully implement our business plan in a rapidly evolving market requires an effective planning and growth-management process. If we are unable to manage our growth, we may not be able to implement our business plan, and our business may suffer as a result. We expect that we will have to expand our business to address potential growth in the number of customers, to expand our product and service offerings and to pursue other market opportunities. We expect that we will need to expand existing operations, particularly those relating to information technology, customer service and merchandising. We expect that we will also need to continue to improve our operational, financial and inventory systems, procedures and controls, and will need to expand, train and manage our workforce, particularly our information technology staff. Furthermore, we expect that we will need to continue to manage multiple relationships with various suppliers, freight companies, warehouse operators, web sites, Internet service providers and other third parties to keep control over our strategic direction as our electronic commerce business evolves.

THE ELECTRONIC COMMERCE MARKET IS INTENSELY COMPETITIVE.

The electronic commerce industry is new, rapidly evolving and intensely competitive. We may not be successful in competing against our present and future competitors. It is not difficult to enter the electronic commerce market, and current and future competitors can launch new electronic commerce web sites at relatively low cost. We expect competition in electronic commerce to increase as retailers, suppliers, manufacturers and direct marketers who have not traditionally sold computer products and consumer goods directly to consumers through the Internet enter this market segment. Furthermore, competition may increase to the extent that mergers and acquisitions result in electronic commerce companies with greater market share and revenues. Increased competition, or failure by us to compete successfully, is likely to result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs, loss of market share, or any combination of these problems.

We believe that the principal competitive factors affecting our market are brand name recognition, competitive pricing, quality of customer service, quality of product information, breadth of merchandise offerings, cost of customer acquisition and ease of use of electronic commerce sites. Although we believe we compete adequately with respect to such factors, we cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources. For instance, some competitors sell certain products at or near the purchase price paid by them to acquire the products. To improve our competitive position, we are focused on increasing our level of customer service and maintaining competitive pricing.

Current and potential competitors have established or may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of merchandise. New competitors or alliances among competitors, or among competitors and suppliers, may emerge and rapidly acquire market share. For example, Dell Computer Corporation and Amazon.com, Inc. have agreed to provide links from their web sites to new web pages that advertise their respective products. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than we do. As a result, they may be able to secure merchandise from suppliers on more favorable terms than we can, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their merchandise than we can.

WE RELY HEAVILY ON CERTAIN MANUFACTURERS, DISTRIBUTORS AND SUPPLIERS.

We rely heavily on certain manufacturers, distributors and suppliers to supply us with merchandise for sale at our on-line stores. We cannot assure you that we will be able to develop and maintain satisfactory relationships with such parties on acceptable commercial terms, or that we will be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable us to conduct our business effectively. We acquire products for sale both directly from manufacturers and indirectly through distributors and suppliers. Purchases from Ingram Micro Inc., a distributor of computers and related products, accounted for approximately 24% of our aggregate merchandise purchases for 2000. We have no long-term contracts or arrangements with manufacturers, distributors or suppliers that guarantee availability of merchandise for our on-line stores. We cannot assure you that current manufacturers, distributors and suppliers will continue to sell merchandise to us or otherwise provide merchandise for sale by us or that we will be able to establish new manufacturer, distributor or supplier relationships that ensure merchandise will be available for sale by us. We also rely on many of our distributors and suppliers to ship merchandise to customers. We have limited control over the shipping procedures of these distributors and suppliers, and such shipments have often been subject to delays.

WE RELY HEAVILY ON CERTAIN OTHER THIRD PARTIES, INCLUDING INTERNET SERVICE PROVIDERS AND TELECOMMUNICATIONS COMPANIES.

Our operations depend on a variety of third parties for Internet access, telecommunications, operating software, order fulfillment, merchandise delivery and credit card transaction processing. We have limited control over these third parties, and we cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms. We cannot assure you that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our business effectively.

We rely on Internet service providers to connect our web site to the Internet. From time to time, we have experienced temporary interruptions in our web site's connections and also our telecommunications access. Frequent or prolonged interruptions of these web site connection services could result in significant losses of revenues. Our web site software depends on operating systems, database and server software that were produced by and licensed from third parties. From time to time, we have discovered errors and defects in such software and, in part, we rely on these third parties to correct these errors and defects promptly.

Third-party distribution centers fulfill a significant portion of the sales for which we are responsible. Accordingly, any service interruptions experienced by these distribution centers as a result of labor problems or otherwise could disrupt or prevent the fulfillment of some of our customers' orders. In addition, we use United Parcel Service as the primary delivery service for our products. Our business would suffer if labor problems or other causes prevented this carrier from delivering our products for significant time periods. Furthermore, we rely on a single credit card processing service for the processing of credit card transactions. If computer systems failures or other problems were to prevent our credit card service from processing our credit card transactions, we would experience delays and business disruptions. Any such delays or disruptions in customer service may damage our reputation or result in a loss of customers.

WE MAY EVENTUALLY BE REQUIRED TO COLLECT SALES TAX FROM MOST OR ALL OF OUR CUSTOMERS.

We currently collect sales tax on sales of products delivered to residents in the state of California and drop-shipped from Ingram Micro to residents of Massachusetts. Various states have tried to impose on direct marketers the burden of collecting sales taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods from out-of-state locations by parcel post and interstate common carriers. It is possible that legislation may be passed to supersede the Supreme Court's decision, or that the Court may change its position. Additionally, it is uncertain whether any new rules and regulations may be adopted, in terms of sales tax collection obligations, to govern electronic commerce companies as the industry continues on its explosive pace of growth. The imposition of new sales tax collection obligations on us in states to which we ship products would result in additional administrative expenses to us. More importantly, though, we may lose one of our most competitive advantages because of a higher total price of products for our customers.

SHIPPING AND POSTAGE COULD INCREASE OUR OPERATING EXPENSES.

We ship our products to customers generally by United Parcel Service and other overnight delivery and surface services. We generally invoice customers for shipping and handling charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services, our operating results will be adversely affected. Moreover, any increases in postal costs could have an adverse effect on our operating results.

WE FACE RISKS RELATING TO OUR INVENTORY.

We directly purchase the majority of the merchandise that we sell at our on-line stores. We assume the inventory, inventory obsolescence and price erosion risks for products that we purchase directly. These risks are especially significant because much of the merchandise we sell at our on-line stores (for example, computer hardware, software and consumer electronics) is characterized by rapid technological change, obsolescence and price erosion. In the recent past we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss. It is impossible to determine with certainty whether an item will sell for more than the price we pay for it. Because we rely heavily on purchased inventory, our success will depend on our ability to liquidate our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value, and our ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.

MOST MERCHANDISE SOLD BY US CARRIES A WARRANTY FROM THE MANUFACTURER OR THE SUPPLIER, AND WE ARE NOT OBLIGATED TO ACCEPT MERCHANDISE RETURNS.

Nevertheless, we in fact have accepted returns from customers for which we did not receive reimbursements from our manufacturers or suppliers, and the levels of returned merchandise in the future might exceed our expectations. We may also find that we have to accept more returns in the future to maintain customer satisfaction.

WE FACE RISKS RELATED TO EXPANSION INTO NEW SERVICES AND BUSINESS AREAS.

To increase our revenues, we will need to expand our operations over time by promoting new or complementary products or by expanding the breadth and depth of our product or service offerings. If we expand our operations in this manner, we will require significant additional development resources and such expansion may strain our management, financial and operational resources. We may not significantly benefit in such expansion from the Mcglen brand name or from the early entry advantage that we have experienced in the on-line computer products market. Gross margins attributable to new business areas may be lower than those associated with our existing business activities. We cannot assure you that our expansions into new product categories, on-line sales formats or products or service offerings will be timely or will generate enough revenue to offset their costs. Also, any new product category or product or service offering that is not favorably received by consumers could damage our brand reputation.

ELECTRONIC COMMERCE POSES SECURITY RISKS TO US.

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

WE ARE DEPENDENT ON INTELLECTUAL PROPERTY.

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

In the systems and software industries, it is common that companies receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. We may from time to time be notified of claims that we may be infringing upon patents, copyrights or other intellectual property rights owned by third parties. Companies may pursue claims against us with respect to the alleged infringement of patents, copyrights or other intellectual property rights owned by third parties. Although we believe we have not violated or infringed upon any intellectual property rights and have taken measures to protect our own rights, there is no assurance that we will avoid litigation. Litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources away from the day-to-day operation of our business.

Existing copyright, trademark, patent and trade secret laws afford only limited protection. Existing laws, in combination with the steps we have taken to protect our proprietary rights, may be inadequate to prevent misappropriation of our technology or other proprietary rights. Also, such protections do not preclude competitors from independently developing products with functionality or features similar or superior to our products and technologies.

We also rely on a variety of technologies that we license from third parties, such as the database and Internet commerce server applications that we license. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. If we lose any such licenses, or if we are unable to maintain or obtain upgrades to any of these licenses, it could delay completion of our proprietary software enhancements until equivalent technology is identified, licensed or developed, and integrated.

WE ARE VULNERABLE TO THE RAPID EVOLUTION OF ELECTRONIC COMMERCE AND RELATED TECHNOLOGY.

The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies, and the emergence of new industry standards and practices. Changes in the Internet, electronic commerce and related technology could render our web site and technology obsolete. To remain competitive, we must continue to enhance and improve the customer service features, responsiveness and functionality of our web site. Our success in achieving these goals depends on our ability to develop or license new technologies and respond promptly and cost-effectively to technological advances and emerging industry standards and practices. The development and licensing of technologies relating to the Internet and electronic commerce involve significant technical, financial and business risks. We may not be successful in developing, licensing or integrating new technologies or promptly adapting our web sites, proprietary technology and transaction-processing systems to customer needs or emerging industry standards.

WE MAY BECOME SUBJECT TO MORE BURDENSOME GOVERNMENT REGULATION.

We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. There are currently few laws or regulations directly applicable to commercial on-line services or the Internet. However, due to the increasing popularity and use of commercial on-line services and the Internet, it is possible that new laws and regulations may be adopted. These laws and regulations may cover issues including, for example, user privacy, pricing and characteristics and quality of products and services. Moreover, the applicability to commercial on-line services and the Internet of existing laws governing issues including, for example, property ownership, libel and personal privacy, is uncertain and could expose us to substantial liability. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business.

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

For a period of three years, the Internet Tax Freedom Act (ITFA) effectively bars state or local governments from imposing taxes that would subject on-line commerce transactions to taxation in multiple states. The ITFA does not prohibit state or local taxation of on-line commerce products or services that would otherwise be taxed, such as in states where a company has a physical presence. The ITFA also provides for the establishment of a commission to study on-line commerce and to recommend a fair method of taxing Internet transactions. We cannot be certain that upon expiration of the ITFA, we will not be subject to further taxation by state or local governments on the sale of merchandise.

WE ARE DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE INTERNET INFRASTRUCTURE.

We depend almost entirely on the Internet for revenue and the increased use of the Internet for commerce is essential for our business to grow. Accordingly, our success depends in large part on the continued development of the infrastructure for providing Internet access and services. The Internet could lose its viability or its usage could decline due to many factors beyond our control, including:

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

WE FACE RISKS ASSOCIATED WITH MAINTAINING THE VALUE OF OUR DOMAIN NAMES.

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

VOLATILITY IN THE UNITED STATES STOCK MARKET, NASDAQ SMALLCAP MARKET AND THE TECHNOLOGY SECTOR, AS WELL AS OTHER FACTORS, MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products introduced by us or our competitors and other events or factors. The stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations in recent years. This volatility has had a substantial impact on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the companies affected. These broad market fluctuations may adversely affect the market price of our common stock.

A SUBSTANTIAL PORTION OF OUR STOCK IS HELD BY OUR FOUNDERS.

George Lee, Mike Chen and Alex Chen influence all fundamental matters affecting Mcglen. As of March 26, 2001, these three persons controlled approximately 27% of the total combined voting power of the outstanding common stock. Accordingly, these individuals are able to wield considerable influence in, among other things, determining the outcome of corporate decisions, effecting corporate transactions (including mergers, consolidations and the sale of all or substantially all of our assets), or preventing or causing a change in control in the company.

THE CONVERSION OF OUTSTANDING CONVERTIBLE NOTES AND EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS BY THEIR HOLDERS MAY CAUSE SIGNIFICANT DILUTION.

A significant number of shares of our common stock are, or may in the future become, issuable upon exercise of outstanding options or warrants previously granted by us. We cannot predict whether or when any outstanding options and warrants will be exercised in whole, in part or at all. However, if our stock price rises and holders of outstanding options and warrants elect to exercise these instruments, purchasers of our common stock could experience immediate substantial dilution in percentage voting power, net tangible book value per share of our common stock and earnings (loss) per share of our common stock.

THE ISSUANCE OF SHARES UNDER OUTSTANDING CONVERTIBLE NOTES MAY DEPRESS OUR STOCK PRICE.

The shares issued under outstanding convertible notes convert at floating rates based upon formulas tied to the market price of our common stock. As such, the lower our stock price is at the time the holder of a convertible note converts, the more shares will have to be issued as a result of that transaction. For example, if the market price of our stock were to fall by 50% from present levels, holders of convertible debt would be entitled to convert their notes for twice as many shares of our common stock as they would at today's level. Although the note holder may not convert its note at any one time for a number of shares that, combined with shares already owned by it, would exceed 9.9% of our total outstanding stock as of the conversion date, the note allows the holder to waive this limitation on 75 days' prior written notice or to convert the principal and accrued interest in an unlimited number of installments, such that there is effectively no absolute limit on the number of shares that may be issued on multiple conversions of the note if the holder sells the shares received by it in each conversion prior to the following conversion. Thus the conversion of outstanding convertible notes when our stock price is low may greatly increase the number of outstanding shares, which may cause our stock price to fall further, allowing the selling noteholders in turn to convert their convertible notes into even greater amounts of common stock, the sale of which could yet further depress our stock price. In addition, downward price pressure caused by the sale of shares issued on the conversion of convertible notes could encourage short sales by the selling shareholders or others, placing yet more downward pressure on the price of our common stock.

WE ARE EXPOSED TO THE RISKS OF A GLOBAL MARKETPLACE.

A portion of our products are either produced in, or have major components produced in, the Asia Pacific region. We have business relationships with companies located in the region directly, and we engage in U.S. Dollar denominated transactions with these companies and U.S. divisions and subsidiaries of these companies. As a result, we may be indirectly affected by risks associated with international events, including economic and labor conditions, political instability, tariffs and taxes, availability of products and currency fluctuations in the U.S. Dollar versus the regional currencies. Countries in the Asia Pacific region, including Japan, have experienced weaknesses in their currency, banking and equity markets from time to time. These weaknesses could adversely affect the supply and prices of products and components and, ultimately, our results of operations.

THE ISSUANCE OF PREFERRED STOCK COULD AFFECT VOTING RIGHTS OR DELAY OR PREVENT A CORPORATE TAKEOVER.

Our Board of Directors is authorized to determine the rights and restrictions granted to and imposed upon our preferred stock. They can decide the number of shares of any series of preferred stock and the designation of any such series. Our Board of Directors may authorize and issue preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. In addition, the potential issuance of preferred stock may:

         o have the effect of delaying, deferring or preventing a change in control of the company;

         o discourage bids for the common stock at a premium over the market price of the common stock; and

         o        adversely affect the market price of the common stock.

SHARES ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE.

The issuance of further shares and the eligibility of issued shares for resale will dilute our common stock and may lower the price of our common stock. There were 36,082,055 common shares issued and outstanding as of March 26, 2001. In addition, approximately 4.3 million stock options and warrants were outstanding at December 31, 2000, most of which were fully vested. Moreover, we may issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plan.

ITEM 2.  DESCRIPTION OF PROPERTY

Mcglen leases approximately 4,000 square feet of office space and warehouse space in Tustin, California pursuant to two non-cancelable leases expiring in 2003. This facility serves as Mcglen's call center. In December 2000, we moved our administrative offices and warehouse facility to a 50,000 square foot warehouse owned by Lan Plus Corporation, of which we are subleasing less than 2,000 square feet. We also lease approximately 13,140 square feet of office space in Los Angeles, California, pursuant to a non-cancelable lease expiring on January 31, 2002. Approximately 50% of such office space is currently subleased to a former Vice President of Western Technologies, Inc. under a sublease which expires in September 2001. The remaining office space is subleased through the end of the lease term.

The Company believes that its present facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently a party to any pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Mcglen's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "MIGS". In December 1999, the Company changed its ticker symbol from ADRN to MIGS as a result of the consummation of the reverse acquisition between Adrenalin Interactive, Inc. and Mcglen Micro, Inc. The following table sets forth the range of the high and low closing sales prices for the Company's Common Stock, for the periods indicated, as reported by the NASDAQ SmallCap Market. Quotations reflect inter-dealer prices without retail mark-ups, markdowns or commissions and may not represent actual transactions:

                                                  Price Range of Common Stock
                                                  ---------------------------
                                                 High                      Low
                                                 ----                      ---
           Year Ended December 31, 1999
           ----------------------------
           FIRST QUARTER                         $3.70                     $0.75
           SECOND QUARTER                         8.50                      3.38
           THIRD QUARTER                          4.63                      2.25
           FOURTH QUARTER                        15.00                      2.50

           Year Ended December 31, 2000
           ----------------------------
           FIRST QUARTER                         $5.31                     $3.31
           SECOND QUARTER                         3.63                      1.03
           THIRD QUARTER                          1.81                      0.50
           FOURTH QUARTER                         1.09                      0.13

On March 26, 2001, the closing price of the Company's Common Stock as reported on the NASDAQ SmallCap Market was $0.27 per share. On March 26, 2001, there were 295 holders of record of our Common Stock.

As of March 26, 2001, our Company did not meet the requirements for continued listing on the Nasdaq SmallCap Market. We received a letter from Nasdaq stating that our common stock would be delisted at the opening of business on February 8, 2001 unless it maintained a bid price of at least $1.00 for a minimum of 10 consecutive trading days prior to February 6, 2001. While we did not meet these requirements prior to the stated deadline, we were granted a hearing before the Nasdaq Listing Qualifications Panel which took place on March 16, 2001, where we requested an extension of time prior to delisting. There is no assurance that the Listing Qualifications Panel will grant our request for continued listing. See "Additional Factors That May Affect Future Results - We may encounter problems with respect to our continued listing on the Nasdaq SmallCap Market in the future."

The Company has never paid cash dividends on its Common Stock, and does not anticipate paying cash dividends on its Common Stock in the future. The Company intends to retain its earnings to finance the growth and development of its business.

During fiscal 2000, in addition to transactions already reported on the Company's previous Forms 10-QSB, the Company sold the following securities without registration under the Securities Act of 1933 (the "Securities Act"):

On August 18, 2000, the Company entered into a corporate consulting agreement with Global Integrated Business Solutions ("Global"). In exchange for various corporate consulting and public relations services, the Company agreed to issue to Global 20,000 warrants per month to purchase an equal number of shares of the Company's common stock at an exercise price of $0.20 per share. The Company currently owes Global 140,000 warrants under the agreement. These warrants were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in
Section 4(2) of the Securities Act.

On October 26, 2000, the Company issued a warrant to Deutsche Financial Services Corporation ("DFS") in connection with a forbearance agreement dated September 20, 2000 between the Company and DFS. Under the terms of the warrant, DFS had the right to convert debt in an amount not to exceed $268,000 for up to 275,000 shares of the Company's common stock at the average closing price of the common stock on the 22 trading days immediately preceding the notice of conversion ("Conversion Shares"), and for 365 days after such conversion to purchase in cash up to 50% of the number of Conversion Shares ("Warrant Shares") at a price equal to 75% of the conversion price for the Conversion Shares. Pursuant to a settlement and release agreement dated December 28, 2000 between the Company and DFS, DFS exercised its rights with respect to the Conversion Shares and received 275,000 shares of our common stock. In addition, DFS retains its right to purchase up to 137,500 Warrant Shares. These warrants and securities were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

On December 22, 2000, the Company agreed to issue and issued $700,000 of convertible notes ($200,000 in December 2000 and $500,000 in January 2001), convertible into shares of the Company's common stock at $0.25 per share, to certain lenders identified by Dillow & Dillow, Inc. These securities were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

On December 28, 2000, in connection with a settlement and release agreement settling all debts owed to DFS pursuant to a financing agreement between Mcglen Micro, Inc. and DFS dated December 5, 1997, the Company issued 35,000 shares of common stock to DFS. These securities were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

OVERVIEW

Mcglen Internet Group (Mcglen or the Company), formerly Adrenalin Interactive, Inc. (Adrenalin), was acquired by Mcglen Micro, Inc. in December 1999 through a transaction in which the stockholders of Mcglen Micro, Inc. acquired control of the Company through a reverse acquisition. As a result of the acquisition, each share of Mcglen Micro, Inc. was converted into 0.9889611 shares of the Company, with approximately 25,486,000 shares being issued.

In connection with the acquisition, the Board of Directors of the Company adopted a formal plan to discontinue the operations of Western Technologies, Inc. (Western), the operating subsidiary of Adrenalin that developed video games. As such, the accounting treatment for the reverse acquisition is that of a recapitalization. The net liabilities of Western have been reclassified as discontinued operations on the balance sheets for all periods presented. The operations of Adrenalin and Western are not included in the tables below. See
Note 12 to the consolidated financial statements included in this report.

Mcglen Micro, Inc. was formed in May 1996 to sell computer products over the Internet. Mcglen has since grown into a global Internet retailer of computer hardware and peripheral products servicing individuals, small offices/home offices, and the corporate market. As an aggregator of hi-tech products, Mcglen offers over 120,000 stockkeeping units (SKUs) at its virtual superstore, www.Mcglen.com. The Mcglen.com superstore has been in operation for more than three years and already has brand recognition across 120,000 current customers.

Mcglen purchased AMT Component, Inc. (AMT) in March 1999, which operates the AccessMicro.com web site and sells similar products at typically lower price points. In November 1999, Mcglen opened the Techsumer.com website which focuses on "technologically minded consumers."

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

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories to system integrators, distributors, individual consumers, small office- home offices (SOHO), small and large corporations, and the government through the Internet. Gross profit consists of net sales less product and shipping costs.

The Company purchases a substantial percentage of its products from a single provider, Ingram Micro. Mcglen has no long-term contracts or arrangements with its vendors that guarantee the availability of merchandise.

RESULTS OF OPERATIONS

The following table sets forth for the years indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statements of operations. There can be no assurance that the trends in sales growth or operating results will continue in the future. The discussion of the "Results of Operations" includes AMT since the date of acquisition, March 31, 1999.

                                                       PERCENTAGE OF NET SALES
                                                       -----------------------
                                                       YEAR ENDED DECEMBER 31,
                                                           2000       1999
                                                         --------   --------

     Net sales                                           100.00%    100.00%
     Cost of sales                                        90.02      92.47
                                                         --------   --------
     Gross profit                                          9.98       7.53
     Operating expenses                                   24.86      17.46
     Deferred compensation expenses                        3.20       2.73
     Interest expense                                      1.72       0.11
                                                         --------   --------
     Loss before income taxes and extraordinary item     (19.80)    (12.77)
     Provision for income taxes                               -          -
                                                         --------   --------
     Loss before extraordinary item                      (19.80)    (12.77)
     Extraordinary item                                    0.79          -
                                                         --------   --------
     Net loss                                            (19.01%)   (12.77%)
                                                         ========   ========

Net sales increased by $2.6 million, or 9.5%, to $30.1 million for the year ended December 31, 2000, compared to $27.5 million for the year ended December 31, 1999. The increase in net sales was primarily a result of a full year of operations of AMT in 2000 as compared to only nine months in 1999; AMT was acquired by Mcglen in March 1999.

Gross profit increased by $940,000 or 44.8% to $3.0 million for the year ended December 31, 2000, compared to $2.1 million for the year ended December 31, 1999. The increase in gross profit was due to the Company's decision, in July 2000, to move away from the business to consumer market (B2C) and focus on products where it could achieve a higher gross margin, key customer segments, and products where it believed it had a strategic advantage in product procurement and distribution. Gross profit as a percentage of net sales increased 33.3%, to 10.0% in 2000 from 7.5% in 1999. The increase in gross profit margin was the result of the Company's focusing its operations on the business to business sector (B2B), a return to a focus on products where the Company has a niche in the marketplace and where the Company believes it has a strategic advantage in product procurement and distribution, and a shift away from the B2C market in July 2000.

Operating expenses increased by $2.9 million or 51.8%, to $8.5 million for the year ended December 31, 2000, from $5.6 million for the prior year. The increase in operating expenses was attributable to an increase in personnel costs associated with the increased sales volume, an increase in advertising costs resulting from increased spending on the AccessMicro.com website acquired in March 1999 and a full year of advertising for the Techsumer.com website which was launched in November 1999. Advertising increased by approximately $872,000, or 96.4% as Mcglen increased spending during the first nine months of the year to promote its brand name awareness. Mcglen's advertising expenditures for the fourth quarter averaged approximately $65,000 per month. Mcglen conducted almost all of its advertising on the Internet, primarily through price comparison web sites. Additionally, Mcglen added additional facilities, staff and capital infrastructure to support its growth during the first seven months of 2000. Depreciation and amortization increased by approximately $216,000, or 125.6% due to the infrastructure development and twelve months of amortization of the intangible assets recorded in connection with the acquisition of AMT Components. The majority of the Company's fixed assets were placed in service during the second and third quarter of 1999. Payroll and related costs increased by approximately $527,000, or 34.2% in 2000 compared to 1999, as Mcglen hired mid-level managers and senior management. Non cash compensation charges of approximately $969,000, or 3.2% of sales, was recorded in 2000, an increase of $200,000 or 26.0%, compared to $769,000 in 1999, resulting from options granted and stock provided to employees, key management and consultants. As a result of the Company's growth, and its worsening financial condition, credit card processing and phone charges increased by approximately $175,000 and $41,000, or 22.1% and 21.9%, respectively, in 2000 compared to 1999.

Interest expense increased by approximately $486,000 to $517,000 in 2000 from $31,000 in 1999. The increase in interest expense was a result of increased borrowings in March 2000 which were used to fund the Company's operating losses.

In 2000, the Company recorded an extraordinary gain from the retirement of debt of approximately $239,000; no such gain was recorded in 1999.

INCOME TAXES

Prior to March 1999, we elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code for federal and California Franchise tax reporting purposes. Accordingly, our results of operations for the period ended March 15, 1999 were reported on our stockholders' federal income tax returns. Income taxes in 2000 and 1999 represent minimum California franchise taxes due.

For the periods from March 16, 1999 to December 31, 1999, and the year ended December 31, 2000, the difference between the amount of income tax recorded and the amount of income tax benefit calculated using the federal statutory rate of 34% is due to net operating losses having a valuation allowance, due to uncertainties regarding our realization of these benefits in future years. Accordingly, no tax benefit has been provided for the periods ended December 31, 2000 or 1999.

As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $14.5 million and $9.5 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2020 for federal purposes and 2002 through 2005 for state purposes, if not utilized. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards prior to utilization.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss from operations for the years ended December 31, 2000 and 1999, has negative working capital and negative stockholders' equity, and needs to raise additional funds to accomplish its objectives. The Company's independent certified public accountants have included a modification to their opinion, which indicates there is substantial doubt about the Company's ability to continue as a going concern. See Note 1 to Consolidated Financial Statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

The Company's primary capital need has been the funding of operations and working capital requirements created by its rapid growth. Historically, the Company's primary sources of financing have been private placements of stock and borrowings from its stockholders, private investors, and financial institutions. Cash used by operations was $3.3 million in 2000, primarily due to costs incurred to fund the Company's loss from operations.

During the year ended December 31, 2000, the Company's capital expenditures were approximately $59,000 as compared to $209,000 in 1999, primarily for computer software and hardware, and distribution equipment. An additional $18,000 in computer equipment was acquired through capital leases.

In 1999 and through July 2000, the Company has two credit facilities of up to $1.0 million with financial institutions. The credit facilities functioned in lieu of a vendor trade payable for inventory purchases and are included in accounts payable. In October and December 2000, $400,000 of these lines were repaid, $126,000 of the outstanding balance was forgiven by the lender, and the remaining outstanding balances of these credit lines were converted into 620,000 shares of the Company's common stock, of which 355,000 shares were issued from the "Founders Pool", see below.

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

Mcglen believes that one key factor affecting its long-term financial success is its ability to attract and retain customers in a cost effective manner. Currently, Mcglen seeks to expand its customer base and encourage repeat buying through internal and other sales and marketing programs. Such programs include:
(i) brand development, (ii) online and off-line marketing and promotional campaigns, (iii) linking programs with targeted Mcglen sites, (iv) personalized direct marketing programs designed to generate repeat sales from existing customers, (v) strategic alliances with Internet content providers and portal sites, and (vi) the development of a one-stop online marketplace.

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

In April 2000, the Company signed agreements that provided a $1.5 million convertible bridge loan and a $24 million equity line of credit. On January 26, 2001, the holder of the convertible loan note converted $508,000 of principal into 3,456,000 shares of common stock. In February 2001, the holder of the convertible loan note agreed to convert the remaining balance and accrued interest into common stock at $0.32 per share upon closing of the Company's merger with Lan Plus, subject to certain conditions. The $24 million equity line of credit was terminated in January 2001.

In August 2000, the Company entered into an agreement with Mcglen's Founders, Alex Chen, Mike Chen, and George Lee (the "Founders"), to provide up to 10 million shares of their stock ("Founders Pool"), or approximately one-half of their current holdings, to assist the Company in raising capital to fund its operations, growth, and development of Mcglen, and mergers and acquisitions. The Founders have made these shares available for an eighteen-month period and shares not used for permitted purposes at the end of that period will be retained by the Founders. Under the agreement, the Founders are entitled to receive a fee equal to 5% of the amount of cash raised by the Company using the shares included in the pool.

In September 2000, the Company renegotiated the conversion price on a note it issued in June 1999 from $2.50 per share to $1.00 per share. The lender then agreed to convert the unpaid balance of the note, $100,000, and accrued interest of approximately $12,000, to common stock.

During October 2000, the Company repaid $200,000 of one of its lines of credit and converted $344,000 of this line into common stock at $1.00 per share, issuing 344,000 shares of common stock from the Founders Pool. In connection with this conversion, the Company also repriced warrants it had previously granted to this supplier at exercise prices of $4.13 to $5.50 per share to $1.00 per share. The Company recorded a gain of approximately $41,000 as forgiveness of debt associated with this transaction.

In October 2000, the Company converted approximately $553,000 in accounts payable to common stock at $1.00 per share. In connection with this transaction, the Company issued 553,000 shares of common stock from the Founders Pool and recorded a gain of approximately $72,000 as forgiveness of debt

In December 2000, the Company made a $200,000 payment on the outstanding balance under this line and issued 275,000 shares of common stock to satisfy the remaining outstanding balance. The Company recorded a gain of approximately $126,000 as forgiveness of debt associated with this transaction. In addition, the Company issued a warrant, valued at approximately $10,000, to purchase 137,500 shares of its common stock at a price of $0.26 per share to the lender. This warrant expires in December 2001.

On December 22, 2000, we entered into a financing agreement with Dillow & Dillow, Inc. Under the agreement, Dillow & Dillow introduced us to lenders that loaned us $700,000. The promissory notes for the loans were secured by a first priority security interest on all of our assets, and converted into 2,800,000 shares of our common stock, at a conversion price of $0.25 per share, on March 21, 2001. We have also agreed to sell to certain purchasers identified by Dillow & Dillow up to an aggregate of 3,200,000 shares of our common stock at a price of $0.25 per share.

During the first quarter of 2001, the Company settled approximately $645,000 of accounts payable and a note for $396,000 (included in net current liabilities of discontinued operations) for approximately $306,000 in cash. The Company also issued 231,000 shares of common stock and warrants to purchase 150,000 shares of common stock in connection with these settlements. The Company will record a gain of approximately $611,000 in connection with these settlements. Finally, the Company received notice from several individuals of their conversion of $109,000 of notes, accrued interest, late fees and penalties into common stock pursuant to their note agreements. As a result, the Company issued 267,000 shares of common stock and warrants to purchase 133,000 shares of common stock at an exercise price of $1.00 per share. These warrants expire in February, 2004.

Our ability to complete any such future equity and/or debt financing will depend upon our then financial condition, results of operations and future business prospects as well as market conditions at the time such additional equity and/or debt financing is consummated. Many of the factors that will influence our ability to conduct any such future financing will be outside of our control. For these reasons, we cannot make any assurances that we will successfully complete the equity financing discussed above. Should we be unable to raise additional capital, we may have to severely curtail operations.

If we are successful in securing additional capital, we may expend up to $200,000 for improvements in software, hardware, and other infrastructure investments.

As part of our growth strategy we may, in the future, acquire other companies or web sites, in the same or complementary lines of business. Any such acquisition and the ensuing integration of the operations of the acquired company with those of Mcglen would place additional demands on our management and operating and financial resources. Additionally, we are engaged in an ongoing evaluation of potential new web sites, which may be created internally. Any such development and the ensuing integration of the operations of the new web site with those of Mcglen would place additional demands on our management and operating and financial resources. Management has been approached by several acquisition candidates over the past three months and will continue to evaluate each potential candidate as they are presented. Management cannot be certain that any such acquisition will occur, or about the outcome if one were to occur.

INFLATION

Inflation has not had a material impact upon operating results, and we do not expect it to have such an impact in the future. There can be no assurances, however, that our business will not be affected by inflation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company adopted in 2000. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities and the adoption of this standard had no effect on its financial statements.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements field with the SEC. The SEC subsequently released SAB 101B, which delayed the implementation of SAB 101 for registrants with fiscal years that began between December 16, 1999 and March 15, 2000. The Company believes the adoption of SAB 101 has not had a material effect on the financial position, results of operations or cash flows of the Company for the year ended December 31, 2000.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB No. 25 (FIN 44). FIN 44 is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25. The effective date of FIN 44 was July 1, 2000. The provisions of FIN 44 apply prospectively, but also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN 44 has not had a material effect on the current and historical consolidated financial statements, but may affect accounting regarding stock option transactions.

In March 2000, the Emerging Issues Task Force (EITF) of the FASB issued EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate a web site, graphics, content and operating expenses. EITF 00-2 is effective for web site development costs incurred in fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 during the year ended December 31, 2000, and all amounts associated with the Company's web sites were recorded in accordance with EITF 00-2.

ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements listed below are included on pages F-1 through F-20 following the signature page to this report:

                                                                          Page
                                                                          ----

   Report of Independent Certified Public Accountants                      F-1

   Consolidated Financial Statements:
   Balance Sheets as of December 31, 2000 and 1999                         F-2

   Statements of Operations for the Years Ended
   December 31, 2000 and 1999                                              F-3

   Statements of Changes in Stockholders' (Deficit)
   Equity for the Years Ended December 31, 2000 and 1999                   F-4

   Statements of Cash Flows for the Years Ended
   December 31, 2000 and 1999                                              F-5

   Notes to Financial Statements                                           F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the reverse acquisition of Adrenalin in December 1999, the Board of Directors of Mcglen changed accountants to BDO Seidman, LLP, replacing Adrenalin's prior accountants, Drucker, Math & Whitman, and Mcglen Micro's prior accountants, Singer, Lewak, Greenbaum and Goldstein LLP. There were no disagreements with the Company's current or prior accountants.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION RELATING TO EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information relating to our current executive officers and directors*:

         Name                                Age    Position
         ----                                ---    --------
         Mike Chen                            28    Chief Executive Officer,
                                                    Chief Technology Officer,
                                                    Secretary and Director
         Peter Janssen                        58    Chairman of the Board
         George Lee                           30    Director
         Calbert Lai                          44    Director
         David P. Jones                       52    Director
         Grant Trexler                        39    Chief Financial Officer
         Jiunn-Cheng (Alex) Chen              27    Executive Vice President,
                                                    Business Development

MIKE CHEN is one of our founders and has served as our Chief Executive Officer since January 2001. Mr. Chen has served as our President, Chief Technology Officer, Secretary and Director since May 1996. He is responsible for capital growth, organizational growth coordination of corporate activities, and development of proprietary technologies. Prior to founding the Company in 1996, he was an independent software programmer. Mr. Chen received his Bachelor of Science in Electrical Engineering and Computer Science in 1995 from the University of California at Berkeley.

PETER JANSSEN has served as our Chairman of the Board since December 1999. In September 1995, he founded Peter Janssen Associates, a technology consulting firm specializing in sales marketing and channel marketing strategies. From October 1993 to September 1995, Mr. Janssen was head of Merchandising and Marketing at Egghead Software, where he helped implement one of the first Internet retail sites, Egghead.com. Before joining Egghead, Mr. Janssen headed sales and marketing for several technology start-ups including Mindset, Amdek (a division of Wyse), Nexgen Microsystems and Acer. Early in his career, Mr. Janssen spent 18 years at Sears, where he helped develop the Sears Business System Center. He received his Bachelor of Arts in Economics from UCLA. George Lee is one of our founders and has served as a Director since May 1996. He was also our Chief Executive Officer from May 1996 to January 2001. From March 1994 to May 1995, he was a sales representative for Eva Airways, and prior to that he was employed at Immortal Service, Inc. Mr. Lee received his Bachelor of Arts in Economics from the University of California at Irvine in 1993.

GEORGE LEE is one of our founders and has served as a Director since May 1996. He was also our Chief Executive Officer from May 1996 to January 2001. From March 1994 to May 1995, he was a sales representative for Eva Airways, and prior to that he was employed at Immortal Service, Inc. Mr Lee received his Bachelor of Arts in Economics from the University of California at Irvine in 1993.

CALBERT LAI has served as a Director since December 1999. A 15-year veteran of Silicon Valley, Mr. Lai has been the President, co-founder and senior business strategist at I-Storm, a publicly traded e-commerce consulting firm, and a founding partner and Chief Executive Officer of Lai, Venuti and Lai Advertising ("LVL") since 1986. At LVL, he provided strategic marketing and consulting services for technology clients such as IBM, HP, Sun Microsystems, Cisco and NEC. LVL underwent a pre-packaged Chapter 11 bankruptcy reorganization while Mr. Lai was an executive officer, prior to merging with I-Storm in 1999. Mr. Lai was also responsible for the launch into the U.S. retail channel of the Acer PC in 1993 and the Palm Pilot in 1996. Mr. Lai previously held executive positions in the Business Affairs and Community Relations Department at Stanford University, where he previously received a Bachelor of Arts in English and Creative Writing.

DAVID P. JONES, Ph.D., has served as a director since April 2000. From 1995 to 2000, Dr. Jones was the President of Aon Consulting Inc.'s Human Resources Consulting Group, which is recognized as a premier organization dedicated to employee assessment and workforce development. Prior to joining Aon, Dr. Jones was the President and founder of HRStrategies, a human resources consulting firm, which was acquired by the Aon family of companies in 1995.

GRANT TREXLER joined us as Chief Financial Officer in January 2000. Prior to this, Mr. Trexler served as the Director of Finance and Administration for El Monte RV, the nation's second largest motor home rental dealer, beginning in July 1996. From August 1994 through May 1996, Mr. Trexler was the CFO of Creative Computers, which completed its initial public offering and one follow-on offering during this period. At Creative Computers, he was responsible for implementing internal accounting and budgeting systems, financial reporting, and financial due diligence. Prior to joining Creative, Mr. Trexler spent nine years at PricewaterhouseCoopers, most recently as a Senior Manager in its Mergers and Acquisitions group. Mr. Trexler holds a Masters in Business Administration and a Bachelor of Arts from California Polytechnic State University - San Luis Obispo, and is a Certified Public Accountant.

ALEX CHEN has served since March 1999 as our Executive Vice President, Business Development. In July 1996, he founded, and until March 1999 he served as President and Chief Executive Officer of, AMT Components, Inc., which was acquired by us in March 1999. In 1998, Mr. Chen was selected by Entrepreneur Magazine as one of the "Top 100 Entrepreneurs." He received his Bachelor of Arts in Economics from the University of California at Berkeley in 1996.

* There are no family relationships among any of our directors or executive officers.

SECTION 16(a) REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, among others, to file certain beneficial ownership reports with the Securities and Exchange Commission. The Company believes that the following late filings were made by its executive officers and directors: Mike Chen, Alex Chen, Peter Janssen, Calbert Lai, David Jones and Grant Trexler each filed a late Form 3. Mike Chen filed two late Forms 4 covering four transactions. Alex Chen filed two late Forms 4 (including one amended Form 4) covering three transactions. David Jones filed a late Form 4 covering one transaction, and an amended Form 4 to correct the disclosure on the aforementioned Form 4, which inadvertently understated the number of option shares received by him. George Lee, Peter Janssen, Calbert Lai and Grant Trexler each filed one late Form 4 covering one transaction each. The Company believes that George Lee has failed to file a Form 3 and at least one Form 4 covering several transactions; the Company is currently assisting Mr. Lee in preparing the required forms.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the names, positions and annual compensation paid by us for the years ended December 31, 2000, 1999, and 1998 to George Lee, our Chief Executive Officer until January 19, 2001, and Grant Trexler, our Chief Financial Officer.

                                        SUMMARY COMPENSATION TABLE
                                               ANNUAL COMPENSATION          LONG TERM COMPENSATION AWARDS
                                                                           Securities
                                          Fiscal                  Bonus    Underlying        All Other
Name and Position                          Year     Salary ($)     ($)     Options (#)    Compensation ($)
- -----------------                          ----     ----------     ---     -----------    ----------------
George Lee, Chief Executive Officer        2000       65,700        -            -            2,000(2)
                                           1999       49,000        -      500,000(1)         1,800(2)
                                           1998       48,000        -            -                -

Grant Trexler, Chief Financial Officer     2000      122,200        -      150,000           10,150(3)

(1) In connection with the Company's reverse acquisition of Adrenalin in December 1999, all unvested options were canceled. Mr. Lee had 400,000 options canceled as a result thereof.

(2) Reflects health insurance costs paid by the Company on Mr. Lee's behalf.

(3) Reflects a health insurance allowance and an automobile allowance paid by the Company to Mr. Trexler.

The following table sets forth certain information with respect to all stock options granted by us during 1999 and 2000 to Messrs. Lee and Trexler:

                                     OPTION GRANTS IN LAST FISCAL YEAR
                                             INDIVIDUAL GRANTS
                                   Number of Securities   % of Total Options
                       Fiscal       Underlying Options   Granted to Employees   Exercise Price   Expiration
        Name            Year              Granted           in Fiscal Year          ($/Sh)          Date
        ----            ----              -------           --------------          ------          ----
George Lee              2000                 -                     -                   -              -
                        1999              500,000                7.5%                $0.10        4/1/05(1)
Grant Trexler           2000              150,000               17.9%                $1.25         5/25/05

(1) In connection with the Company's reverse acquisition of Adrenalin in December 1999, all unvested options were canceled. Mr. Lee had 400,000 options canceled as a result thereof.

The following table sets forth certain information with respect to the exercise of stock options during 1999 and the value of unexercised stock options held by Messrs. Lee and Trexler at December 31, 1999 and 2000:

                                             AGGREGATED OPTION EXERCISES IN LAST
                                            YEAR AND YEAR-END (YE) OPTION VALUES
                                                                    Number of Securities
                                                                   Underlying Unexercised           Value of Unexercised
                      Fiscal     Shares Acquired      Value             Options at YE           In-the-Money Options YE ($)
       Name            Year      On Exercise (#)    Realized      Exercisable/Unexercisable      Exercisable/Unexercisable
       ----            ----      ---------------    --------      -------------------------      -------------------------
George Lee             2000             -               -                     -                              -
                       1999           None             N/A                100,000/0                       $20,000
Grant Trexler          2000           None             N/A                150,000/0                          -


DIRECTORS' COMPENSATION

Non-employee directors receive a fee of $750 for each meeting of the Board attended, no additional fees for any meetings of any committee of the Board attended, and reimbursement of their actual expenses.

EXECUTIVE OFFICER EMPLOYMENT CONTRACTS

Upon completion of the reverse merger with Mcglen Micro, Inc. on December 2, 1999, we entered into a five-year employment agreement with Mike Chen. The agreement provides that Mr. Chen serve as our President and Chief Technology Officer or such other offices or positions as reasonably requested by the Company. Since January 12, 2001, Mr. Chen has served as our Chief Executive Officer. He is to receive a base salary of $80,000 per year for his services plus certain benefits (company automobile, four weeks of vacation, paid medical insurance, and reimbursement for out-of-pocket expenses incurred in the course of our business). He is also entitled to receive bonuses and stock options as determined by our board of directors. He may be terminated by us for cause, but is to be paid in the amount of the full value of the agreement if he is terminated without cause. Mr. Chen's agreement automatically terminates if he becomes permanently disabled or dies.

Upon completion of the reverse merger with Mcglen Micro, Inc., we entered into an employment agreement with George Lee, pursuant to which he was to serve as our Chief Executive Officer. On January 12, 2001, we entered into a severance agreement with Mr. Lee whereby Mr. Lee agreed to terminate his employment contract. The Company agreed to provide Mr. Lee with three months of severance pay and pay Mr. Lee's medical insurance for six months.

Upon completion of the reverse merger with Mcglen Micro, Inc., we entered into a three-year employment agreement with Alex Chen. The terms and conditions of this agreement are substantially identical with those of our agreement with Mike Chen, other than that the term of our agreement with A. Chen is three years, and
A. Chen is to serve as our Vice President of Business Development.

On January 17, 2000 we entered into a three-year employment agreement with Grant Trexler. The agreement provides that Mr. Trexler serve as our Chief Financial Officer for a base salary of $130,000 per year and certain benefits (automobile allowance, two weeks of vacation, and reimbursement for medical insurance.). He is also entitled to receive a bonus of up to 10% of his salary and the option to purchase up to 150,000 shares of our common stock with an exercise price of $1.25 per share. He may be terminated by us for cause, but must be paid three months' salary as severance if he is terminated without cause. His agreement automatically terminates if he becomes permanently disabled or dies.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 26, 2001, the number of shares of our Common Stock held of record or beneficially: (i) by each person who held of record, or was known by us to own beneficially, more than 5% of the outstanding shares of the our Common Stock; (ii) by each of our current executive officers and directors; and (iii) by all of our current executive officers and directors as a group:

       NAME AND ADDRESS OF                 NUMBER OF           PERCENT OF OUTSTANDING SHARES OF
         BENEFICIAL OWNER               SHARES OWNED(1)                COMMON STOCK(2)
George Lee                                 4,286,256(2)                    11.9%
16700 Gale Avenue
City of Industry, CA 91745

Mike Chen                                  4,082,950(2)                    11.4%
16700 Gale Avenue
City of Industry, CA 91745

AMRO International, S.A.                   3,818,159(3)                    10.6%
c/o Ultra Finanz
P. O. Box 4401
Zurich CH-8022
Switzerland

Alex Chen                                  1,483,860                        4.1%
16700 Gale Avenue
City of Industry, CA 91745

David P. Jones                               693,334(2)                     1.9%
16700 Gale Avenue
City of Industry, CA 91745

Grant Trexler                                544,376(2)                     1.5%
16700 Gale Avenue
City of Industry, CA 91745

Peter Janssen                                339,438(2)                      *
16700 Gale Avenue
City of Industry, CA 91745

Calbert Lai                                  100,000(2)                      *
16700 Gale Avenue
City of Industry, CA 91745

All current executive officers and        11,530,214(2)                    31.4%
directors as a group (7 persons)

*        Less than 1%.

(1) Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares of our common stock have sole voting and dispositive power with respect to such shares.

(2) For purposes of computing the percentages, the number of shares of common stock outstanding includes shares purchasable within 60 days upon exercise of outstanding stock options and warrants, as follows:
         Mr. Lee and Mr. Lai (100,000 shares each), Mr. M. Chen (120,000 shares), Mr. Trexler (150,000 shares), Mr. Janssen (114,438 shares), Mr. Jones (366,667 shares), and all executive officers and directors as a group (951,105 shares).

(3) Includes 3,445,710 shares issued in February 2001 upon partial conversion of a convertible note and 372,449 shares issuable upon conversion of a warrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION OF AMT

On March 15, 1999, Mcglen Micro, Inc. (Mcglen) completed the acquisition of AMT Components, Inc. (AMT). Alex Chen, Mcglen's Vice President of Business Development, was a principal shareholder of AMT. Under the terms of the acquisition, Mcglen exchanged 450,000 shares of Mcglen's common stock (calculated prior to Mcglen's 10 for 1 stock split), which constituted approximately 17.5% of Mcglen's common stock at the time of the acquisition, for all of AMT's assets.

REVERSE ACQUISITION (MERGER) WITH MCGLEN MICRO, INC.

On December 3, 1999, Adrenalin consummated a reverse acquisition with Mcglen Micro, Inc. Under the terms of the Agreement and Plan of Merger (the "Merger Agreement"), Adrenalin agreed to exchange approximately 87.5% of the shares of Adrenalin common stock for all of the outstanding shares of Mcglen. Each share of Mcglen's common stock was converted into 0.988961 shares of Adrenalin's common stock.

BRIDGE LOAN FROM AMRO INTERNATIONAL, S.A.

On April 10, 2000, we received a bridge loan in the amount of $1,500,000 from AMRO International, S.A. (AMRO), and simultaneously issued a 10% Convertible Debenture (the "Debenture") whereby we promised to repay to AMRO the whole amount of the loan on September 30, 2001, plus 10% interest per annum payable quarterly. AMRO has the right, at any time after September 14, 2000, to convert the principal or any portion thereof, and any accrued but unpaid interest, into our common stock at a conversion price per share equal to 90% of the market price of the stock on the date of the conversion. On January 26, 2001, AMRO converted $508,000 of principal into 3,445,710 shares of our common stock. These shares have been registered under the Company's SB-2 registration statement that went effective March 21, 2001.

In connection with the bridge loan, we issued a warrant (the "Warrant") to AMRO to purchase up to 372,449 shares of our common stock for $2.316 per share, 115% of the daily volume weighted average price of our common stock on April 14, 2000, the last trading day prior to the closing of the loan. Two-thirds of the shares covered by the Warrant were immediately exercisable, and the remaining one-third of shares became exercisable on July 26, 2000. In addition, since we did not redeem the Debenture in full on or prior to July 26, 2000, AMRO can demand that we file a registration statement to register any shares covered by the Warrant as well as at least 200% of the number of shares issuable upon conversion of the Debenture and any additional shares we consider necessary to cover any accrued interest on the Debenture.

CONSULTING AGREEMENT WITH PETER JANSSEN ASSOCIATES

In May 2000, we entered into a consulting agreement with Peter Janssen Associates ("PJA"), a technology consulting firm of which Peter Janssen, our Chairman of the Board, is President. Pursuant to the agreement, PJA provides us with business and strategic planning, sales marketing, channel marketing and related services. The agreement has been extended until March 31, 2001. PJA currently receives $25,000 per month for its services. In addition, pursuant to the agreement PJA received 500,000 shares of our common stock, which were distributed to three principals of PJA, including Mr. Janssen, who received 225,000 of these shares. Moreover, the agreement provides for future stock incentive payments in certain circumstances: upon successful completion of financings aggregating no less than $2 million, we will grant to PJA an additional 250,000 shares, and upon the closing of a sale or merger of Mcglen that results in a change in control (including our proposed transaction with Lan
Plus), our founders will pay PJA an additional 1,250,000 shares. The agreement is terminable by us upon thirty days' notice from the first day of any month, but if the agreement terminates or expires during a discussion with a third party introduced by PJA concerning capital raising or a sale/merger and we subsequently complete the transaction under discussion with that party within one year of the agreement termination date, PJA will receive the stock incentive payment for that transaction.

FOUNDERS AGREEMENT

On August 15, 2000, we entered into an agreement with George Lee, Mike Chen and Alex Chen (the "Founders") under which the Founders agreed to provide up to 10 million shares of their Mcglen common stock, comprising approximately one-half of their total holdings, to assist us in raising capital to fund our operations, growth and development, without causing additional dilution for our other shareholders. Under the agreement, our Board of Directors may use the pool for specified purposes including capital creation, mergers or acquisitions, business development, management incentives, growth related activities and remittance to treasury. The Founders made the shares available for an 18-month period and any shares not used for permitted purposes at the end of that period will be retained by the Founders. Under the agreement, the Founders are entitled to receive a fee equal to 5% of the amount of cash we raise using the shares included in the pool. George Lee and Mike Chen are members of our Board of Directors.

In October 2000, the Company sold 2,060,000 shares of common stock from the Founders Pool in a private placement and received proceeds of $1,425,000, net of costs associated with the sale. Lan Plus Corporation received approximately 727,000 shares of common stock in this private placement at a price of $0.6875, the market price on the date the Company and Lan Plus signed their definitive merger agreement. The remaining shares were sold to three investors at $0.375 per share and the Company also issued warrants to purchase an additional 667,000 shares at an exercise price of $1.00 per share to these investors. David Jones, a director of the Company, purchased 533,000 shares of common stock and received a warrant to purchase 267,000 shares of common stock at $1.00 in this private placement. Included in accounts payable at December 31, 2001, was $25,000 payable to Mr. Chen and Mr. Lee.

MERGER AGREEMENT WITH LAN PLUS CORPORATION

On October 11, 2000, we entered into an agreement and plan of merger with Lan Plus Corporation. Lan Plus is a manufacturer of both private-label and branded turnkey computer solutions and services, with over nine years of operating history.

The merger is subject to customary closing conditions, including shareholder and regulatory approval. Management anticipates the merger closing in the first half of 2001. At the closing of the merger, Lan Plus shareholders will receive a number of shares such that the Lan Plus shareholders will own more than 50% of the shares of the post merger combined entity.

Andy Teng, founder, Chairman and Chief Executive Officer of Lan Plus, will become the Chief Executive Officer and Chairman of the Board of the combined company. Richard Shyu, currently President and Chief Operating Officer of Lan Plus, will become President of the combined company. Both were added to the Company's Board of Directors in March 2001. Grant Trexler, currently Mcglen's Chief Financial Officer, will become Chief Financial Officer of the combined company. Two of Mcglen's founders, Mike Chen and Alex Chen, will assume management positions within the new company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
  No.    Description
- -------  -----------------------------------------------------------------------
2.1      Amended and Restated Agreement and Plan of Merger, dated as of March
         21, 2001, by and among Mcglen Internet Group, Inc., Mcglen Acquisition Company, Lan Plus Corporation and Andy Teng.
3.1 Amended Certificate of Incorporation of Adrenalin Interactive, Inc., incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, dated December 8, 1999.
3.2 Certificate of Amendment of Certificate of Incorporation of Adrenalin Interactive, Inc., filed with the Delaware Secretary of State on December 6, 1999, incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K, dated February 1, 2000.
3.3      Bylaws of Mcglen Internet Group, Inc., incorporated by reference from
         Exhibit 3.2 to Amendment No. 1 filed April 17, 2000 to our Form 10-KSB for the year ended December 31, 1999 ("April 2000 Form 10-KSB/A").
10.1 1999 Stock Option Plan of Mcglen Micro, Inc., as amended, as adopted by the Company after the merger with Adrenalin Interactive, Inc., incorporated by reference from Exhibit 10.1 to our April 2000 Form 10-KSB/A.
10.2 2000 Stock Option Plan, incorporated by reference from Exhibit 10.21 to Amendment No. 1 filed September 27, 2000 to our Registration Statement on Form SB-2, No. 333-41070 ("Form SB-2").
10.3     Convertible Promissory Note, dated March 20, 2000, by and between
         Mcglen Internet Group, Inc. and various Lenders introduced by Institutional Equity Holdings Corporation, incorporated by reference from Exhibit 10.14 to our April 2000 Form 10-KSB/A.
10.4 Employment Agreement, dated January 1, 2000, between Mcglen Internet Group, Inc. and Grant Trexler, incorporated by reference from Exhibit
         10.15 to our April 2000 Form 10-KSB/A.
10.5 Employment Agreement, dated December 2, 1999, between Adrenalin Interactive, Inc. and George Lee, incorporated by reference from
         Exhibit 10.16 to our April 2000 Form 10-KSB/A.
10.6 Employment Agreement, dated December 2, 1999, between Adrenalin Interactive, Inc. and Mike Chen, incorporated by reference from Exhibit
         10.17 to our April 2000 Form 10-KSB/A.
10.7 Employment Agreement, dated December 2, 1999, between Adrenalin Interactive, Inc. and Alex Chen, incorporated by reference from Exhibit
         10.18 to our April 2000 Form 10-KSB/A.
10.8     Founders Agreement, dated August 15, 2000, between Mcglen Internet
         Group, Inc. and George Lee, Mike Chen and Alex Chen, incorporated by reference from Exhibit 10.22 to Amendment No. 1 filed September 27,
         2000 to our Form SB-2.
10.9 Financing Agreement, dated December 22, 2000, between Mcglen Internet Group, Inc. and Dillow and Dillow, Inc., incorporated by reference from
         Exhibit 10.23 to Amendment No. 2 filed January 10, 2001 to our Form
         SB-2.
10.10 Consulting Agreement, dated August 17, 2000, between Mcglen Internet Group, Inc. and Peter Janssen Associates.
21 Subsidiaries of Mcglen Internet Group, Inc., incorporated by reference from Exhibit 21 to our April 2000 Form 10-KSB/A.
23.1     Consent of BDO Seidman, LLP.

REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Industry, State of California, on March 30, 2001.

                                            MCGLEN INTERNET GROUP, INC.

                                            By:       /s/ Mike Chen
                                            ------------------------------------
                                            Mike Chen, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                                   Title                                    Date
         ----------                                   -----                                    ----
/s/ Mike Chen                     Acting Chief Executive Officer, President,              March 30, 2001
- ----------------------------      Chief Technology Officer, Secretary, and Director
Mike Chen                         (Principal Executive Officer)

/s/ Grant Trexler                 Chief Financial Officer (Principal Financial            March 30, 2001
- ----------------------------      Officer and Principal Accounting Officer)
Grant Trexler

                                  Director
- ----------------------------
George Lee

/s/ Peter Janssen.                Chairman and Director                                   March 30, 2001
- ----------------------------
Peter Janssen

/s/ David P. Jones                 Director                                               March 30, 2001
- ----------------------------
David P. Jones

/s/ Andy Teng                      Director                                               March 30, 2001
- ----------------------------
Andy Teng

/s/ Richard Shyu                  Director                                                March 30, 2001
- ----------------------------
Richard Shyu

                                  Director
- ----------------------------
Calbert Lai

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

   Report of Independent Certified Public Accountants                      F-1

   Consolidated Financial Statements:
   Balance Sheets as of December 31, 2000 and 1999                         F-2

   Statements of Operations for the Years Ended
   December 31, 2000 and 1999                                              F-3

   Statements of Changes in Stockholders' (Deficit)
   Equity for the Years Ended December 31, 2000 and 1999                   F-4

   Statements of Cash Flows for the Years Ended
   December 31, 2000 and 1999                                              F-5

   Notes to Financial Statements                                           F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Mcglen Internet Group, Inc.
City of Industry, California

We have audited the accompanying consolidated balance sheet of the Mcglen Internet Group, Inc., as of December 31, 2000 and 1999 and the related consolidated statements of operations, cash flows and changes in stockholders' (deficit) equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Mcglen Internet Group, Inc., at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations in 2000 and 1999, has negative working capital, and negative stockholders' equity, and needs to raise additional funds to accomplish its objectives. Management's plans are included in Note 1 to the consolidated financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP



Los Angeles, CA
March 16, 2001, except for Notes 2 and 7
which are as of March 26, 2001

                                      MCGLEN INTERNET GROUP, INC.
                                      CONSOLIDATED BALANCE SHEETS

                                           ASSETS (Note 4)
                                                                              DECEMBER 31,
                                                                 2000            2000           1999
                                                                 ----            ----           ----
                                                             Pro forma
                                                             ----------
                                                             (Note 13,
                                                             unaudited)
Current Assets:
     Cash and cash equivalents                              $     2,000    $     2,000    $   962,000
     Accounts receivable, net of allowance for doubtful
       accounts and estimated returns of $30,000 and
       $70,000 in 2000 and 1999                                 341,000        341,000        558,000
     Inventories, net (Note 1)                                  192,000        192,000        436,000
     Prepaid expenses and other current assets                  210,000        210,000         53,000
     Deposits (Note 1)                                          203,000        203,000        386,000
                                                            ------------   ------------   ------------

              Total current assets                              948,000        948,000      2,395,000
                                                            ------------   ------------   ------------
     Equipment, net (Note 3)                                    297,000        297,000        520,000
     Intangible assets, net (Note 1)                            252,000        252,000        338,000
     Other assets (Note 1)                                       31,000         31,000         52,000
                                                            ------------   ------------   ------------
                                                            $ 1,528,000    $ 1,528,000    $ 3,305,000
                                                            ============   ============   ============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current Liabilities:
     Accounts payable (Note 4)                              $ 1,362,000    $ 1,701,000    $ 1,933,000
     Accrued expenses                                           163,000        211,000        380,000
     Capital lease obligations - current portion (Note 3)        92,000         92,000         97,000
     Convertible notes payable (Note 5)                       1,092,000      1,092,000              -
     Net current liabilities of discontinued operations
       (Notes 1 and 12)                                         177,000        573,000      1,343,000
                                                            ------------   ------------   ------------
              Total current liabilities                       2,886,000      3,669,000      3,753,000
                                                            ------------   ------------   ------------
     Capital lease obligations (Note 3)                         141,000        141,000        216,000
     Convertible notes payable (Note 5)                         200,000        817,000        200,000
                                                            ------------   ------------   ------------

              Total liabilities                               3,227,000      4,627,000      4,169,000
                                                            ------------   ------------   ------------

     Commitments and contingencies (Notes 9 and 12)

     Stockholders' deficit (Notes 1, 5, 7 and 12)
     Preferred stock, $0.01 par value; 5,000,000 shares
       authorized, none issued or outstanding
     Common stock, $0.03 par value; authorized 50,000,000
       shares, 36,082,055 pro forma (unaudited),
       31,895,659 in 2000, 31,733,893 in 1999 shares
       issued and outstanding                                 1,074,000        957,000        952,000
     Additional paid in capital                               5,791,000      5,119,000      1,628,000
     Accumulated deficit                                     (8,564,000)    (9,175,000)    (3,444,000)
                                                            ------------   ------------   ------------

              Total stockholders' deficit                    (1,699,000)    (3,099,000)      (864,000)
                                                            ------------   ------------   ------------

                                                            $ 1,528,000    $ 1,528,000    $ 3,305,000
                                                            ============   ============   ============

                    See accompanying notes to the consolidated financial statements


                                      MCGLEN INTERNET GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   December 31, 2000   December 31, 1999
                                                                   -----------------   -----------------
Net sales                                                              $ 30,145,000        $ 27,494,000

Cost of sales                                                            27,136,000          25,425,000
                                                                       -------------       -------------

Gross profit                                                              3,009,000           2,069,000

Selling, general and administrative expenses (including $969,000
and $769,000 of non cash compensation in 2000 and 1999)                   8,461,000           5,549,000
                                                                       -------------       -------------

Loss from operations                                                     (5,452,000)         (3,480,000)

Interest expense                                                            517,000              31,000
                                                                       -------------       -------------

Loss before income taxes and extraordinary item                          (5,969,000)         (3,511,000)

Provision for income taxes (Note 6)                                          (1,000)             (1,000)
                                                                       -------------       -------------

Loss before extraordinary item                                           (5,970,000)         (3,512,000)

Extraordinary item, gain from retirement of debt, net of tax of $0
(Notes 4 and 7)                                                             239,000                   -
                                                                       -------------       -------------

Net loss                                                               $ (5,731,000)       $  3,512,000)
                                                                       =============       =============

Basic and diluted net loss per share before extraordinary item         $      (0.19)       $      (0.11)
                                                                       =============       =============
Basic and diluted net loss per share                                   $      (0.18)       $      (0.11)
                                                                       =============       =============

Weighted average shares of common stock outstanding:
         Basic and diluted                                               31,750,411          31,733,893
                                                                       =============       =============

                    See accompanying notes to the consolidated financial statements


                                                     MCGLEN INTERNET GROUP, INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                                                           Total
                                                                   Common Stock            Additional    Accumulated   Stockholders'
                                                                                            Paid-in        Earnings        Equity
                                                               Shares         Amount        Capital        (Deficit)      (Deficit)
                                                            ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1998                                 20,750,000    $    62,000    $    73,000    $    76,000    $   211,000

Distribution to stockholders                                                                                  (8,000)        (8,000)
Conversion of notes payable                                     200,000          1,000         19,000                        20,000
Shares issued in acquisition of AMT Components, Inc.          4,500,000         14,000        389,000                       403,000
Private placements prior to reverse acquisition                 320,000          1,000        719,000                       720,000
Non-cash compensation relating to stock options                                               769,000                       769,000
Stock split in connection with reverse acquisition             (284,472)       687,000       (687,000)                            -
Shares issued in recapitalization                             3,539,343        106,000      7,384,000                     7,490,000
Costs related to reverse acquisition transaction (Note 1)     2,010,932         60,000     (8,962,000)                   (8,902,000)
Private placements of stock                                     698,090         21,000      1,924,000                     1,945,000
Net loss                                                                                                  (3,512,000)    (3,512,000)
                                                            ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1999                                 31,733,893        952,000      1,628,000     (3,444,000)      (864,000)

Stock returned to treasury and retired (Note 7)                (524,541)       (15,000)        15,000                             -
Shares issued in guarantee of security price (Note 7)           143,140          4,000         (4,000)                            -
Conversion of notes payable (Note 7)                            112,514          3,000        109,000                       112,000
Cashless stock options exercised                                115,653          4,000         (4,000)                            -
Compensation relating to stock grants                                                         130,000                       130,000
Non-cash compensation                                                                       1,362,000                     1,362,000
Private placements of stock from Founders Pool (Note 7)                                       925,000                       925,000
Conversion of accounts payable (Notes 4 and 7)                  315,000          9,000        838,000                       847,000
Reversal of provision for loss on discontinued operations                                     120,000                       120,000
Net loss                                                                                                  (5,731,000)    (5,731,000)
                                                            ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2000                                 31,895,659    $   957,000    $ 5,119,000    $(9,175,000)   $(3,099,000)
                                                            ============   ============   ============   ============   ============

                                   See accompanying notes to the consolidated financial statements


                                  MCGLEN INTERNET GROUP, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           DECEMBER 31,
                                                                       2000            1999
                                                                   ------------   ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
         Net loss                                                  $(5,731,000)   $(3,512,000)
         Adjustments to reconcile net loss to net cash used
           in operating activities:
         Depreciation and amortization                                 388,000        172,000
         Non cash charges relating to stock options, warrants
           and stock compensations                                   1,362,000        769,000
         Gain on debt settlements                                     (239,000)             -
         (Decrease) increase in allowance for doubtful accounts        (40,000)        70,000
         (Decrease) increase in inventory reserves                     (50,000)        93,000
         Amortization of beneficial debt conversion feature             85,000              -
         Changes in operating assets and liabilities:
         Accounts receivable                                           257,000       (278,000)
         Inventories                                                   294,000       (414,000)
         Prepaid expenses and other current assets                     (78,000)       (45,000)
         Deposits                                                      183,000       (238,000)
         Other assets                                                  (13,000)       (18,000)
         Accounts payable                                            1,053,000      1,323,000
         Accrued expenses                                             (157,000)       300,000
         Net current liabilities of discontinued operations           (650,000)             -
                                                                   ------------   ------------

         Total adjustments                                           2,395,000      1,734,000
                                                                   ------------   ------------
Net cash used in operating activities                               (3,336,000)    (1,778,000)
                                                                   ------------   ------------

Cash flows from investing activities:
         Purchases of equipment                                        (59,000)      (209,000)
         Acquisition of Adrenalin                                            -        (68,000)
         Notes receivable - related parties                                  -        (34,000)
                                                                   ------------   ------------

Net cash used in investing activities                                  (59,000)      (311,000)
                                                                   ------------   ------------

Cash flows from financial activities:
         Borrowings under convertible notes payable                  1,609,000        200,000
         Payments on convertible notes payable - related parties             -       (180,000)
         Proceeds from sale of stock from Founders pool                925,000              -
         Distributions to stockholders                                       -         (8,000)
         Payments on capital lease obligations                         (99,000)       (63,000)
         Net proceeds from sale of common stock                              -      2,665,000
                                                                   ------------   ------------

         Net cash provided by financing activities                   2,435,000      2,614,000
                                                                   ------------   ------------

         Net (decrease) increase in cash and cash equivalents         (960,000)       525,000

         Cash and cash equivalents beginning of year                   962,000        437,000
                                                                   ------------   ------------

         Cash and cash equivalents end of year                     $     2,000    $   962,000
                                                                   ============   ============

                See accompanying notes to the consolidated financial statements

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

In March 1999, the Company acquired all of the assets and assumed the liabilities of AMT Components, Inc., (AMT) dba AccessMicro.com, in exchange for 4,500,000 shares of stock (pre recapitalization with Adrenalin). The purchase price of the AMT acquisition was allocated to the acquired assets based on the estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of approximately $400,000 which has been allocated to goodwill and customer lists acquired and is being amortized on a straight-line basis over 3 to 7 years. The operating results for AMT have been included in the consolidated financial statements from the date of acquisition. At December 31, 1999, included in Other Assets was a $34,000 loan, due in 2002, from Mcglen to the former President of AMT, and currently an officer of Mcglen, with interest at 5%. This loan was repaid in 2000.

Mcglen Internet Group, Inc. is an Internet operating company focused on creating multiple on-line business divisions targeting specific business-to-business and business-to-consumer markets. The Company offers over 120,000 computer hardware, software, and peripheral products servicing individuals, small offices/home offices, and the corporate market through its three web sites; Mcglen.com, AccessMicro.com, and Techsumer.com.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had losses of approximately $5.7 million and $3.5 million for the years ended December 31, 2000 and 1999 and had a negative working capital of approximately $2.7 million as of December 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2000, the Company relied on the proceeds from short-term loans and private placement of its common stock, which aggregated approximately $2.5 million, to fund its operating requirements. The Company is exploring various options to raise additional operating capital during 2001. The Company currently has a commitment from investors and has signed an agreement that provides for a $800,000 private placement of stock.

Management has settled various outstanding debts, see Note 13, and initiated steps to achieve positive cash flow from operations prior to its merger with Lan Plus Corporation, anticipated to be completed in the second quarter of 2001, see
Note 2. Management believes the $800,000 private placement will be sufficient to fund the Company's cash flow needs through June 30, 2001. However, no assurance can be given that management will be successful in its plans.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mcglen Micro, Inc. and Western Technologies, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

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

ACCOUNTING FOR SHIPPING AND HANDLING REVENUE, FEES AND COSTS

The Company classifies amounts billed for shipping and handling as revenue in accordance with EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." Shipping and handling fees and costs are included in cost of sales.

INVENTORIES

The Company accounts for inventory under the first-in first-out method. Inventory is carried at lower of cost or market realization. The Company had reserves of $51,000 and $101,000 for lower of cost or market, and potential excess and obsolete inventory at December 31, 2000 and 1999.

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

EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are stated at cost and amortization is computed using the straight-line method over the shorter of the useful life of the asset or the term of the lease.

SOFTWARE DEVELOPMENT COSTS

In accordance with SOP 98-1 and EITF 00-2, internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalized during the application development stage. Capitalized software development costs are amortized over three years. As of December 31, 2000, there was $264,000 capitalized software development costs, net of accumulated amortization of $143,000.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews intangible assets and equipment for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred. Advertising expense was $1,777,000 and $905,000 for the years ended December 31, 2000 and 1999, respectively.

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

STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 which requires disclosure of the compensation cost for stock-based incentives based on the fair value at grant date for awards. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

NET LOSS PER SHARE

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended December 31, 2000 and 1999, 1,303,000 and 2,107,000 options and 1,945,000 and 493,000 warrants, respectively, to purchase common shares, and other commitments to issue common stock, were anti-dilutive and have been excluded from the weighted average share computation.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist of accounts receivable from individuals and merchants, and deposits held by credit card processing companies, located in the United States. Sales are generally made through credit cards and are pre-approved. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable and potential credit losses. Such losses have been immaterial.

CONCENTRATION OF SUPPLIERS

The Company is dependent upon key distributors for merchandise. For the years ended December 31, 2000 and 1999, one distributor accounted for approximately 23.8% and 34.9%, respectively, of total purchases.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company adopted in 2000. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities and the adoption of this standard had no effect on its financial statements.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements field with the SEC. The SEC subsequently released SAB 101B, which delayed the implementation of SAB 101 for registrants with fiscal years that began between December 16, 1999 and March 15, 2000. The adoption of SAB 101 has not had a material effect on the financial position, results of operations or cash flows of the Company for the year ended December 31, 2000.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB No. 25 (FIN 44)." FIN 44 is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25. The effective date of FIN 44 was July 1, 2000. The provisions of FIN 44 apply prospectively, but also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN 44 has not had a material effect on the current and historical consolidated financial statements.

In March 2000, the Emerging Issues Task Force (EITF) of the FASB issued EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate a web site, graphics, content and operating expenses. EITF 00-2 is effective for web site development costs incurred in fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 during the year ended December 31, 2000, and all amounts associated with the Company's web sites were recorded in accordance with EITF 00-2.

ACCOUNTING FOR COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130") establishes standards for reporting and displaying comprehensive income and its components in the Company's consolidated financial statements. The Company does not currently engage in activities that require it to report comprehensive income and the adoption of this standard had no effect on its financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's balance sheets include the following financial instruments: cash, accounts receivable, accounts payable, accrued expenses, capital lease obligations and convertible notes payable. The Company considers the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. Based on borrowing rates currently available, the fair value of the Company's financial instruments generally approximate their fair values at December 31, 2000 and 1999.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 1999 financial statements to conform to the December 31, 2000 presentation.

2.       MERGER WITH LAN PLUS CORPORATION AND PRIOR BUSINESS COMBINATIONS

On October 11, 2000, the Company entered into an agreement and plan of merger with Lan Plus Corporation (Lan Plus). Lan Plus is a manufacturer of both private-label and branded turnkey computer solutions and services, with over nine years of operating history. On March 21, 2001, the Company entered into an amended and restated merger agreement that, among other things, eliminated certain conditions to closing contained in the original merger agreement. The amended merger agreement also extended the deadline for completing the merger to June 30, 2001. At the closing of the merger, Lan Plus shareholders will receive a number of shares such that the Lan Plus shareholders will own (a) a majority of shares of the post merger combined entity plus (b) 1.9 million additional shares and certain other shares based upon on liabilities and assets at the closing date and certain other adjustments.

The merger is subject to customary closing conditions, including shareholder and regulatory approval. Management anticipates the merger closing in the first half of 2001.

Andy Teng, founder, Chairman and Chief Executive Officer of Lan Plus, will become the Chief Executive Officer and Chairman of the Board of the combined company. Richard Shyu, currently President and Chief Operating Officer of Lan Plus, will become President of the combined company. Both were added to the Board of Directors in March 2001. Grant Trexler, currently Mcglen's Chief Financial Officer, will become Chief Financial Officer of the combined company. Two of Mcglen's founders, Mike Chen and Alex Chen, will assume management positions within the new company.

In December 2000, the Company signed an interim operating agreement with Lan Plus Corporation whereby the two companies would share certain facilities, staff and other resources, co-market certain products, and combine other operations where beneficial to both entities. The Company subsequently moved its operations, except for its call center, to Lan Plus' facility. Mcglen purchased approximately $300,000 of merchandise from Lan Plus in 2000 and had an accounts payable balance to Lan Plus of approximately $75,000 at December 31, 2000.

As discussed in Note 1, the Company acquired all the assets of AMT Components, Inc. in March 1999. The following unaudited pro forma combined results of operations for the Company for the year ended December 31, 1999 assumes that the AMT acquisition was completed on January 1, 1999:

                                                      DECEMBER 31, 1999
                                                      -----------------
         Net sales                                        $ 29,379,000
         Gross profit                                     $  2,292,000
         Loss before taxes                                $ (3,542,000)
         Net loss                                         $ (3,542,000)
         Net loss per share                               $      (0.11)

3.       EQUIPMENT

Equipment consists of the following at December 31:

                                                            2000         1999
                                                         ----------   ----------
         Computer hardware and equipment                 $ 371,000    $ 338,000
         Computer software                                 326,000      291,000
         Other                                               6,000       12,000
                                                         ----------   ----------
                                                           703,000      641,000
           Less accumulated depreciation
             and amortization                             (406,000)    (121,000)
                                                         ----------   ----------
                                                         $ 297,000    $ 520,000
                                                         ==========   ==========

Mcglen leases certain equipment, computer hardware and software under capital leases. The following is a summary of this equipment at December 31, 2000:

         Computer hardware                                   $ 293,000
         Computer software                                     132,000
                                                             ----------
                                                               395,000
                  Less accumulated depreciation               (247,000)
                                                             ----------
                                                             $ 148,000
                                                             ==========

The following is a schedule of future minimum payments required under capital leases, together with their estimated present values as of December 31, 2000:

         2001                                                $ 101,000
         2002                                                   77,000
         2003                                                   54,000
         2004                                                   18,000
                                                             ----------
         Total minimum lease payments                          250,000
         Less amount representing interest                     (17,000)
                                                             ----------
         Present value of minimum lease payments               233,000
         Current portion                                       (92,000)
                                                             ----------
                                                             $ 141,000
                                                             ==========

Certain of these leases are personally guaranteed by the majority stockholders of the Company.

4.       LINES OF CREDIT

At December 31, 1999, Mcglen had a $500,000 and a $1 million line of credit with two finance companies to finance purchases from two of the Company's primary suppliers. The lines of credit provided for borrowings secured by substantially all of the Company's assets. Amounts owed under these lines were included in accounts payable at December 31, 1999. The $500,000 line contained certain covenants that required Mcglen to maintain a minimum level of tangible net worth (as defined). In December 2000, the Company made a $200,000 payment on the outstanding balance under this line and issued 275,000 shares of common stock to satisfy the remaining outstanding balance. The Company recorded a gain of approximately $126,000 as forgiveness of debt associated with this transaction. In addition, the Company issued a warrant, valued at approximately $10,000, to purchase 137,500 shares of its common stock at a price of $0.26 per share to the lender. This warrant expires in December 2001.

During October 2000, the Company repaid $200,000 of the other line and converted $344,000 of accounts payable into common stock at $1.00 per share, issuing 344,000 shares of common stock from the Founders Pool (see Note 7). In connection with this conversion, the Company also repriced warrants it had previously granted to this supplier at exercise prices of $4.13 to $5.50 per share to $1.00 per share. The Company recorded a gain of approximately $41,000 as forgiveness of debt associated with this transaction.

On April 26, 2000, the Company entered into a $24 million equity line of credit and Common Stock Purchase Agreement with Plumrose Holdings Inc. ("Plumrose"). The equity line of credit was terminated in January 2001 without being drawn upon. In connection with this transaction, we issued to Plumrose a warrant to purchase 100,000 shares of our common stock at an exercise price of $1.875, which was the closing bid price of our common stock on the trading day prior to the closing date of the agreement. Plumrose may exercise this warrant on a "cashless exercise" basis to the extent that the average of the high and low trading prices per share of common stock issuable upon exercise of such warrants on the trading day immediately preceding the date of exercise exceeds the aggregate exercise price for the shares as to which the warrants are being exercised. This warrant was still outstanding as of December 31, 2000.

5.       CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE

Mcglen is obligated under the following at December 31:

                                                                                    2000          1999
Mcglen is obligated under the following at December 31:                        ------------  ------------

     Convertible notes payable to two individuals, dated June 18,              $   100,000   $   200,000
     1999. Interest payable at 10% per annum. Notes and accrued interest were due December 18, 2000. One Note was converted to common stock during the year. The remaining note is convertible at $2.00 per share and is currently in default.

     Convertible notes payable to three individuals, dated March 15,               109,000             -
     2000. Interest payable at 10% per annum. Notes and accrued interest were due September 30, 2000. Notes were converted to common stock in February 2001, see Note 13.

     Convertible note payable to a group of investors, dated December              200,000             -
     28, 2000. Interest payable at 10% per annum. Notes and accrued interest were converted to common stock in March 2001, see Note
     13.

     Convertible note payable to AMRO, dated March 12, 2000. Interest            1,500,000             -
     payable quarterly beginning June 1, 2000 at 10% per annum. Note           ------------  ------------
     is convertible at a conversion price equal to 90% of the market             1,909,000       200,000
     price on the conversion date. Note and accrued interest are due
     September 30, 2001. $508,000 of the note, plus accrued interest of $40,000, was converted to common stock in February 2001, see
     Note 13.

     Less current portion                                                       (1,092,000)     (200,000)
                                                                               ------------  ------------
                                                                               $   817,000   $         -
                                                                               ============  ============

In September 2000, the Company received a $120,000 loan from Lan Plus Corporation. This loan was repaid in October 2000 through the proceeds of a private placement of common stock, as discussed in Note 7 below.

6.       INCOME TAXES

Prior to March 1999, Mcglen elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code for federal and California Franchise tax reporting purposes. Accordingly, results of operations of Mcglen for the period ended March 15, 1999 are reported on Mcglen's stockholders' income tax returns.

At December 31, 2000 and 1999, Mcglen had deferred tax assets of approximately $5.6 million and $3.0 million resulting from the operating loss carryforward. However, based upon uncertainties regarding Mcglen's realization of this asset in future years, a valuation allowance has been provided for the full amount of the deferred tax asset. Income taxes in 1999 and 2000 represent the minimum California franchise taxes.

As of December 31, 2000, Mcglen had federal and state net operating loss carryforwards of approximately $14.5 million and $9.5 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2020 for federal purposes and 2002 through 2005 for state purposes, if not utilized. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in the expiration of net operating loss carryforwards prior to utilization.

7.       STOCKHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

PRE-MERGER MCGLEN FINANCINGS

In September 1999, Mcglen entered into an agreement with Pacific Rim Access (the "PacRim Agreement") to raise $720,000, net of commission. Pursuant to the PacRim Agreement, Mcglen sold 320,000 shares of common stock for $2.50 per share.

Immediately prior to the Merger, Mcglen sold 560,000 shares of common stock for $2.50 per share in a private placement pursuant to Rule 506. The placement agent in the offering received a commission equal to 10% of the gross proceeds of the offering; the net proceeds to the Company were $1,350,000.

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

The investor received a three-year warrant to purchase 29,000 shares of common stock at an exercise price of $4.843 per share and an additional three year warrant to purchase 14,000 additional shares of common stock at an exercise price of $6.79 per share.

This financing agreement allowed for repricing rights if Mcglen's stock price dropped below certain prices as defined in the agreement. The buyer exercised its repricing rights in January and April 2000 and received an additional 143,000 shares of the Company's common stock.

DILLOW & DILLOW FINANCING

On December 22, 2000, the Company entered into a financing agreement with Dillow & Dillow, Inc. Under the agreement, Dillow & Dillow introduced the Company to lenders that loaned it $700,000, less fees and expenses. The first $200,000 under the convertible promissory notes was advanced on December 28, 2000. The promissory notes for the loans were secured by a first priority security interest on all of the Company's assets, and were converted into 2.8 million shares of the Company's common stock on March 21, 2001, at a conversion price of $0.25 per share. Such shares were issued from the Founders Pool; see discussion of Founders Pool below. The Company has also agreed to sell to these lenders up to an aggregate of 3,200,000 shares of common stock at a price of $0.25 per share, with such shares to be issued from the Founders Pool. The agreement provides Dillow & Dillow with a one-year warrant to purchase one share of our common stock for every eight shares of common stock issued to lenders under the financing agreement, for a maximum of 750,000 shares, at exercise prices between $0.30 and $0.75. In addition, Dillow & Dillow receives a finders fee equal to 10% of any loan or investment proceeds under the agreement, half payable in cash and half payable in stock at a price of $0.25 per share. As of March 26, 2001, the Company has paid Dillow & Dillow $47,000 in cash and 140,000 shares of common stock in connection with this financing. The payments to Dillow & Dillow in connection with this financing may be inconsistent with the provisions of
Section 15 of the Securities Exchange Act of 1934 and may give the investors in this financing the right to rescind their investment.

CONVERSION OF NOTES PAYABLE

In June 1999, an individual loaned the Company $100,000 as evidenced by a convertible promissory note. The note bore interest at 10%, matured in December 2000, and contained a conversion option to convert the note into shares of the Company's stock at $2.50 per share. In September 2000, the Company renegotiated the conversion feature to a conversion price of $1.00 per share and the note and accrued interest were converted into 112,000 shares of common stock.

FOUNDERS POOL

In August 2000, the Company entered into an agreement with Mcglen's Founders, Alex Chen, Mike Chen, and George Lee (the "Founders"), to provide up to 10 million shares of their stock, or approximately one-half of their current holdings, to assist the Company in raising capital to fund its operations, growth, and development of Mcglen, and mergers and acquisitions.

The Founders have made these shares available for an eighteen-month period and shares not used for permitted purposes at the end of that period will be retained by the Founders. Under the agreement, the Founders are entitled to receive a fee equal to 5% of the amount of cash raised by the Company using the shares included in the pool.

In August 2000, the Company provided certain consultants and employees 885,000 shares of stock from the Founders Pool. Mcglen recorded deferred compensation of approximately $450,000 for the aggregate differences between the market price of the stock on their date of issuance and the amounts these individuals had to pay for the stock. Such amounts are being charged to operations on a straight line basis over the option vesting periods, which range from one to two years.

In October 2000, the Company sold 2,060,000 shares of common stock from the Founders Pool in a private placement and received proceeds of $1,425,000, net of costs associated with the sale. Lan Plus Corporation received approximately 727,000 shares of common stock in this private placement at a price of $0.6875, the market price on the date the Company and Lan Plus signed their definitive merger agreement. The remaining shares were sold to three investors at $0.375 per share and the Company also issued warrants to purchase an additional 667,000 shares at an exercise price of $1.00 per share to these investors. David Jones, a director of the Company, purchased 533,000 shares of common stock and received a warrant to purchase 267,000 shares of common stock at $1.00 in this private placement. Included in accounts payable at December 31, 2001, was $25,000 payable to Mr. Chen and Mr. Lee.

In October 2000, the Company converted approximately $553,000 in accounts payable to common stock at $1.00 per share. In connection with this transaction, the Company issued 553,000 shares of common stock from the Founders Pool and recorded a gain of approximately $72,000 as forgiveness of debt.

In October 2000, the Company repaid $200,000 of a line of credit and converted $344,000 of accounts payable into common stock at $1.00 per share, issuing 344,000 shares of common stock from the Founders Pool and recorded a gain of approximately $41,000 as forgiveness of debt.

In December 2000, approximately 33,000 shares owned by the Founders were taken into treasury.

CONSULTING AGREEMENT WITH PETER JANSSEN ASSOCIATES

In May 2000, we entered into a consulting agreement with Peter Janssen Associates ("PJA"), a technology consulting firm of which Peter Janssen, our Chairman of the Board, is President. Pursuant to the agreement, PJA provides us with business and strategic planning, sales marketing, channel marketing and related services. The agreement has been extended until March 31, 2001. PJA currently receives $25,000 per month for its services. In addition, pursuant to the agreement PJA received 500,000 shares of our common stock, which were distributed to three principals of PJA, including Mr. Janssen, who received 225,000 of these shares. Moreover, the agreement provides for future stock incentive payments in certain circumstances: upon successful completion of financings aggregating no less than $2 million, we will grant to PJA an additional 250,000 shares, and upon the closing of a sale or merger of Mcglen that results in a change in control (including our proposed transaction with Lan
Plus), our founders will pay PJA an additional 1,250,000 shares. The agreement is terminable by us upon thirty days' notice from the first day of any month, but if the agreement terminates or expires during a discussion with a third party introduced by PJA concerning capital raising or a sale/merger and we subsequently complete the transaction under discussion with that party within one year of the agreement termination date, PJA will receive the stock incentive payment for that transaction.

STOCK SETTLEMENT AGREEMENT

In August 2000, the Company entered into an agreement with an advisor to the Company whereby the advisor agreed to give back to the Company approximately 492,000 shares of the Company's common stock held by the advisor in exchange for a settlement and mutual release of any claims relating to the remaining 250,000 shares held by the advisor and issued under a consulting agreement between the Company and the advisor. These shares were then retired by the Company.

WARRANTS

In August 2000, the Company entered into a consulting agreement with Global Integrated Business Solutions (Global) whereby the Company would provide Global a warrant to purchase 20,000 shares of the Company's common stock, at $0.20 per share, for each month Global conducted investor relations services for Mcglen. The Company issued 100,000 warrants, valued at approximately $72,000, under this agreement in 2000.

In September 2000, the Company entered into consulting agreements with two individuals who assisted Global in identifying prospective investors and investor relations services. In connection with these agreements, the Company issued warrants to purchase 110,000 shares of the Company's common stock, at $1.00 per share, with 50% vesting upon grant of the warrants and 50% vesting January 15, 2001. The warrants were valued at $38,000.

In October 2000, in connection with the conversion of $344,000 of accounts payable under one of the Company's lines of credit, the Company repriced warrants it had previously granted to a supplier at exercises prices of $4.13 to $5.50 per share to $1.00 per share. The Company recorded a gain of approximately $41,000 as forgiveness of debt associated with this transaction.

Warrant activity for the years ended December 31, 2000 and 1999 are as follows:

                                                                Number         Warrant price      Weighted Average
                                                              of shares          per share         Price per Share
                                                              ---------          ---------         ---------------
Outstanding at January 1, 1999                                        -                     -               -
Issued in connection with private placements                     71,000        $1.98 to $6.17           $3.65
Issued in connection with                                       379,000        $4.08 to $5.44           $4.37
Assumed in connection with acquisition                           43,000                $18.00          $18.00
                                                              ----------      ----------------         -------
Outstanding at December 31, 1999                                493,000       $1.98 to $18.00           $5.46
Issued in connection with private placements                    667,000                 $1.00           $1.00
Issued in connection with subordinated debt agreements          572,000        $0.30 to $2.32           $2.13
Issued in connection with accounts payable conversions          138,000                 $0.26           $0.26
Issued in connection with consulting agreement                  170,000        $0.20 to $1.00           $0.62
                                                              ----------      ----------------         -------
Outstanding and exercisable at December 31, 2000              2,040,000       $0.20 to $18.00           $1.79
                                                              =========       ===============           =====

In 1996, Adrenalin closed an initial public offering of common stock and warrants. In connection with the offering, the investment banker received, for nominal consideration, five year warrants to purchase 43,333 shares of common stock (which are included in the table above).

NON-PLAN OPTIONS

The Company has granted non-qualified options to certain employees and directors of the Company to purchase common stock. The terms of the options provide for vesting, over a 1 to 3-year period, except for options to purchase 183,000 shares of common stock which vested upon completion of the Company's reverse acquisition with Adrenalin in 1999.

At December 31, 2000 and 1999, there were 831,665 non-plan options outstanding and exercisable at prices that ranged from $0.75 to $15.00 per share and a weighted average exercise price of $3.05 per share. In February 2001, we repriced 237,000 non-plan options held by the former CEO of the Company from $1.875 per share to $0.50 per share. Upon repricing, these options were immediately exercised, see Note 13.

Adrenalin entered into an agreement with a consultant in August 1999 to perform certain market consultation and corporate finance services. In consideration for the services to be performed by the consultant, the Company granted 500,000 stock options with exercise prices between $2.50 and $5.00 per share, included in the paragraph above.

EMPLOYEE STOCK OPTION PLANS

The Company accounts for its stock option plans using the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Terms and conditions of the Company's option plans, including exercise price and the period in which options are exercisable, generally are at the discretion of the Board of Directors; however, no options are exercisable for more than 10 years after date of grant.

In 1999, Mcglen granted stock options to attract and retain key employees. In connection with the grant of options to employees Mcglen recorded deferred compensation of $1,345,000 for the aggregate differences between the exercise price of the options at their date of grant and the fair market value for accounting purposes of the common shares subject to these options.

In August 2000, Mike Chen and George Lee, two of Mcglen's founders, granted options to purchase 300,000 shares of the Company's common stock to two employees for nominal consideration. The Company recorded the difference between the fair value of the Company's stock at the time of grant and the exercise price of the options, approximately $130,000, as compensation expense.

The Company recognized approximately $959,000 and $769,000 in compensation expense for the years ended December 31, 2000 and 1999, respectively, relating to these options and grants.

In February 2000, the Board of Directors of Mcglen approved the 1999 Stock Option Plan (the 1999 Plan) for issuance of common stock to eligible participants. The Plan provides for the granting of incentive stock options and non-qualified stock options. Options generally expire after 10 years.

The following table summarizes employee stock option plan activity:

                                                              Options Outstanding
                                                              -------------------
                                                                                    Weighted
                                                  Number            Price        Average Price
                                                 of Shares        per Share        per Share
                                                 ---------        ---------        ---------
Outstanding January 1, 1999                                 -                              -
Options granted                                     3,194,000     $0.10 to $3.63       $0.54
Assumed in connection with acquisition                 92,000     $0.66 to $3.28       $1.77
Options forfeited                                  (1,179,000)             $0.10       $0.10
                                                  ------------    ---------------      ------
Outstanding December 31, 1999                       2,107,000     $0.10 to $3.63       $0.91
Options granted                                       837,000     $0.88 to $1.60       $1.17
Cashless options exercised                           (116,000)
Options forfeited                                  (1,449,000)    $0.94 to $3.63       $1.01
                                                  ------------    ---------------      ------
Outstanding December 31, 2000                       1,379,000     $0.10 to $1.60       $0.62
                                                  ============    ===============      ======

The following table summarizes information about Mcglen's stock options outstanding at December 31, 2000:

                                              Options Outstanding                                 Options Exercisable
                                              -------------------                                 -------------------
                             Number                 Weighted              Weighted             Number            Weighted
                         Outstanding at             Average                Average         Exercisable at         Average
      Range of            December 31,             Remaining              Exercise          December 31,         Exercise
   Exercise Price             2000           Contractual Life (Yrs)         Price               2000               Price
   --------------             ----           ----------------------         -----               ----               -----
           $0.10            583,000                   4.0                   $0.10             583,000              $0.10
            1.25            475,000                   4.5                    1.25             394,000               1.25
    0.88 to 0.98            283,000                   4.5                    0.95             217,000               0.95
            1.60             38,000                   4.3                    1.59              22,000               1.59
            ----             ------                   ---                    ----              ------               ----
  $0.10 to $1.60          1,379,000                   4.3                   $0.62           1,216,000              $0.65
  ==============          =========                   ===                   =====           =========              =====

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach with the following assumptions: risk-free interest rate of 6.8%, volatility factor of the expected market price of the Company's common stock of 150%, an expected life of the options of 2 years from the grant date, a 30% forfeiture rate, and a dividend yield of zero. The average fair value of options at the date of grant was $1.17 per share during 2000.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's historical and pro forma information follows:

                                                                       December 31, 2000    December 31, 1999
                                                                       -----------------    -----------------
Net loss before extraordinary item                    As reported           ($5,970,000)         ($3,512,000)
                                                      Pro forma             ($6,097,000)         ($4,293,000)
Net loss                                              As reported           ($5,731,000)         ($3,512,000)
                                                      Pro forma             ($5,858,000)         ($4,293,000)
Basic and diluted EPS before extraordinary item       As reported                ($0.19)              ($0.11)
                                                      Pro forma                  ($0.19)              ($0.14)
Basic and Diluted EPS                                 As reported                ($0.18)              ($0.11)
                                                      Pro forma                  ($0.18)              ($0.14)

STOCK SPLITS

On April 30, 1999, the Board of Directors of the Company approved a 10 for 1 stock split. All common shares and per share data have been retroactively adjusted to reflect the stock split.

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

9.       COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and equipment under non-cancelable operating leases that provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses. Minimum annual operating lease commitments at December 31, 2000, excluding those facilities acquired in the merger with Adrenalin, were $132,000 and payable as follows:
2001 - $70,000, 2002 - $48,000, and 2003 - $14,000.

Rent expense was $135,000 and $90,000 for the years ended December 31, 2000 and 1999, respectively. In January 2000, the Company agreed to lease additional warehouse and office space; this lease was terminated in December 2000 with the Company agreeing to pay two additional months rent. In March 2000, the Company agreed to sub-lease a portion of the facility previously occupied by Western to its former Vice President. The sub lease is $7,000 per month and has been extended through September 2001, at which time there is an option to extend the sub-lease for an additional six months. In May 2000, the Company agreed to sub-lease a portion of the facility previously occupied by Western to a third party. The sub lease is $13,000 per month through the end of the original lease term.

The Company paid transaction-based compensation to Dillow & Dillow in connection with their introducing it to certain accredited investors who invested in the Company. The introductions resulted in the sale of securities in interstate commerce. The investors introduced by Dillow & Dillow were SOMA Fund IX, LLC, Hippo Holdings, LLC, Kohl Concerns, LLC, Revel Holdings, Inc. and The Vertigo Fund LLC. Since Dillow & Dillow is not a registered broker dealer and received transaction-based compensation in connection with the introductions, the staff of the Securities and Exchange Commission has indicated to the Company that the receipt of these payments by Dillow & Dillow may be inconsistent with the registration provisions of Section 15 of the Securities Exchange Act of 1934, as amended. If these payments are determined to be inconsistent with Section 15, then under Section 29 of the Securities Exchange Act any or all of the following may be applicable:

         o the Company's obligations to pay a fee to Dillow & Dillow may be voidable;

         o the investors purchasing securities in the transaction may have the right to void the contract as a nullity and the right to rescind their purchase of our securities, which would require the Company to repay the $1.5 million that they invested; and

         o        the Company may be subject to regulatory action.

The Company has entered into employment agreements with various officers for periods of three to five years. These agreements require the Company to pay annual salaries of approximately $350,000 and are generally terminable with three to twelve month's severance pay.

10.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                         2000           1999
                                                                                         ----           ----
Cash paid during the year ended December 31:
         Interest                                                                      $ 409,000    $   21,000
         Income taxes                                                                      2,000         2,000
Non-cash investing and financing activities:
         Equipment acquired under capital lease obligations                               18,000       376,000
         Discount on convertible debt                                                    166,000             -
         Repayment of note receivable through payroll reduction                         (34,000)             -
         Payment of accounts payable through issuance of convertible note payable        200,000             -
         Conversion of convertible notes payable and accrued interest to equity          112,000             -
         Conversion of convertible notes payable - related parties to equity                   -        20,000
         Conversion of accounts payable to equity                                        847,000             -
         Net current liabilities of discontinued operations assumed in connection
         with acquisition of Adrenalin                                                 $(120,000)   $1,343,000

11.      FOURTH QUARTER ADJUSTMENTS

In the fourth quarter of 1999, the Company recorded net adjustments that increased its net loss by approximately $981,000. These adjustments primarily consist of $250,000 write-off of various accounts receivable, $167,000 write-off of inventory, recording $101,000 of inventory reserves, recording $43,000 amortization of goodwill for the AMT acquisition, $344,000 of non-cash compensation expense, and other accruals of $76,000.

12.      DISCONTINUED OPERATIONS

Upon consummation of the reverse acquisition, the Board of Directors of Mcglen adopted a formal plan to discontinue the operations of Western Technologies, Inc. (Western). Western is a wholly owned subsidiary of the Company and was acquired as part of the reverse acquisition between Adrenalin Interactive, Inc. and Mcglen Micro, Inc. The Company fulfilled two of the software development contract obligations being conducted by Western in April 2000. The other two contracts were terminated. An additional contract was assigned to Western's former Vice President of Operations for completion, releasing Mcglen from any further contractual liability. However, Mcglen is still responsible for any product liability issues that may arise from the two completed contracts.

As a result, Mcglen recorded an adjustment of $2,214,000 to write-down the assets of Western to their estimated net realizable value and an accrual of $650,000 for operating losses during the phase-out period. No income tax benefits have been allocated to the write down or the losses as there are no realizable taxable benefits available to allocate to the discontinued operations.

The operations of Western have been reclassified as net liabilities of discontinued operations on the balance sheet at December 31, 2000 and 1999.

Information relating to the operations of Western for the year ended December 31, 1999 is as follows:

                                                                       1999
                                                                       ----
         Net revenue                                               $ 3,234,000
         Expenses                                                    6,272,000
                                                                   ------------
         Loss from discontinued operations                          (3,038,000)
         Loss from disposal of Western Technologies, Inc.           (2,864,000)
                                                                   ------------
         Net loss                                                  $(5,902,000)
                                                                   ============

Information for 2000 was not material and therefore has not been presented. Included in the 1999 net loss are write-offs of patents, goodwill, and property and equipment of $2,020,000, $1,579,000, and $217,000, respectively.

The assets and liabilities of Western are included in the accompanying consolidated balance sheet as of December 31, 2000 as follows:

                                                                    2000             1999
                                                                ------------     ------------
         Current assets:
              Cash                                                                   $17,000
              Accounts and other receivables                                           6,000
              Prepaid expenses and other assets                 $    10,000           69,000
              Costs in excess of billings                                            394,000
                                                                ------------     ------------
         Total current assets                                        10,000          486,000
                                                                ------------     ------------

         Current liabilities:
              Accounts payable and accrued liabilities               17,000          557,000
              Other liabilities                                           -          143,000
              Notes payable                                         396,000          479,000
              Loss on disposal                                      170,000          650,000
                                                                ------------     ------------
         Total current liabilities                                  583,000        1,829,000
                                                                ------------     ------------
         Net current liabilities                                $  (573,000)     $(1,343,000)
                                                                ============     ============

Included in notes payable for Western at December 31, 2000 and 1999, is a $396,000 note to a finance company, interest only, at prime plus 3.5% (10.5% at December 31, 2000). The Note was personally guaranteed by the Company's former CEO and his wife, was secured by a Second Trust Deed on their residence and was due January 30, 2001. This note was settled in February 2001, see Note 13.

13.      SUBSEQUENT EVENTS (UNAUDITED)

In January 2001, Mcglen was notified by AMRO of their conversion of $508,000 of its note, plus accrued interest of $40,000, into 3,445,710 shares of Mcglen common stock at a conversion price of $0.1586 per share pursuant to their note agreement.

In January and February 2001, the Company received the remaining $500,000 investment under the Dillow & Dillow financing, net of fees. In March 2001, the $200,000 of convertible subordinated debt that the Company received in December 2000, as well as the additional $500,000 received under this agreement were converted into 2,800,000 shares of Mcglen common stock.

In February 2001, the Company amended its prior agreements with two of its suppliers whereby the suppliers canceled their stock price guarantees by the Company on common stock that had been converted from past due accounts payable balances owing to the suppliers. One supplier received the right to an additional 190,000 shares of common stock if the Company's common stock does not trade at or above $1.00 per share for ten consecutive days during the 90-day period following the completion of the merger between Mcglen and Lan Plus Corporation.

Also in February 2001, the Company negotiated settlement agreements with several of its vendors on past due accounts payable. The Company will record a gain of approximately $345,000 as a result of these settlements. In addition, one vendor received 231,000 shares of stock and a warrant to purchase 50,000 shares of the Company's stock at $0.50 per share. This warrant expires in February 2004. Lan Plus advanced the Company approximately $250,000 to pay these settlements and the settlement discussed in the paragraph below.

On February 15, 2001, the Company reached an agreement with its former CEO, and a finance company that held a $396,000 note, personally guaranteed by the former CEO and his wife and secured by a second trust deed on their residence, whereby the Company paid $100,000 of the note, repriced 237,000 options held by the former CEO from $1.875 per share to $0.50 per share, which he immediately exercised, and certain expenses in the amount of $15,000. The Company was then released from the remaining balance of the note for which the Company will record a gain of approximately $266,000. Mcglen also issued a warrant to purchase 100,000 shares of the Company's common stock at $0.50 per share to the former CEO. This warrant expires in February, 2004.

In February, 2001, the Company received notice from several individuals of their conversion of $109,000 of notes, accrued interest, late fees and penalties into common stock pursuant to their note agreements. As a result, the Company issued 267,000 shares of common stock and warrants to purchase 133,000 shares of common stock at an exercise price of $1.00 per share. These warrants expire in February, 2004.

The accompanying unaudited pro forma balance sheet at December 31, 2000 reflects the transactions discussed above.