Form 10-Q
period 2001-03-31
MCGLEN INTERNET GROUP INC
filed 2001-05-15
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended MARCH 31, 2001

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

              16700 Gale Avenue, City of Industry, California 91745
               (Address of principal executive offices)(Zip code)

                    Issuer's telephone number: (626) 923-6000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of publicly traded common equity; as of May 14, 2001 was 35,850,869 shares of Common Stock.

                           MCGLEN INTERNET GROUP, INC.

                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1  Financial Statements

Consolidated Balance Sheets.................................................  3

Consolidated Statements of Operations.......................................  4

Consolidated Statements of Stockholders' Deficit............................  5

Consolidated Statements of Cash Flows.......................................  6

Condensed Notes to Consolidated Financial Statements........................  7

Item 2 - Management's Discussion and Analysis of Financial  Condition
and Results of Operations...................................................  8


PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds......................... 11

Item 6.   Exhibit and Reports on Form 8-K................................... 12

SIGNATURE................................................................... 12

                           MCGLEN INTERNET GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                          ASSETS                        MARCH 31,   DECEMBER 31,
                                                          2001         2000
                                                        --------     --------
                                                      (unaudited)

Current Assets:
Cash and cash equivalents                               $    80      $     2
Accounts receivable, net of allowance for doubtful
  accounts and estimated  returns of $20 at March 31,
  2001 and $30 at December 31, 2000                         323          341
Inventories                                                 303          192
Prepaid expenses and other current assets                   191          210
Deposits                                                    203          203
                                                        --------     --------
              Total current assets                        1,100          948
                                                        --------     --------
Equipment, net                                              221          297
Intangible assets                                           241          252
Other assets                                                 19           31
                                                        --------     --------
                                                        $ 1,581      $ 1,528
                                                        ========     ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                                        $ 1,074      $ 1,701
Accrued expenses                                            199          211
Line of credit                                               90
Advances from Lan Plus                                      475
Capital lease obligations - current portion                  91           92
Convertible notes payable                                 1,092        1,092
Net current liabilities of discontinued operations          159          573
                                                        --------     --------
              Total current liabilities                   3,180        3,669
                                                        --------     --------
Capital lease obligations                                   104          141
Convertible notes payable                                   700          817
                                                        --------     --------

              Total liabilities                           3,984        4,627
                                                        --------     --------

Stockholders' deficit:
Preferred stock, $0.01 par value; 5,000 shares
  authorized, none issued or outstanding                      -            -
Common stock, $0.03 par value; authorized 50,000
  shares, 35,851 in 2001 and 31,896 in 2000 shares
  issued and outstanding                                  1,075          957
Additional paid in capital                                6,162        5,119
Accumulated deficit                                      (9,640)      (9,175)
                                                        --------     --------

              Total stockholders' deficit                (2,403)      (3,099)
                                                        --------     --------
                                                        $ 1,581      $ 1,528
                                                        ========     ========

    See accompanying condensed notes to the consolidated financial statements

                                         MCGLEN INTERNET GROUP, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)
                                    (in thousands, except per share data)

                                                                             MARCH 31, 2001    MARCH 31, 2000
                                                                             --------------    --------------
Net sales                                                                       $  5,804          $ 10,909
Cost of sales                                                                      5,107             9,658
                                                                                ---------         ---------
Gross profit                                                                         697             1,251
Selling, general and administrative expenses (including $159
and $157 of non cash compensation in 2001 and 2000, respectively)                  1,440              1860
                                                                                ---------         ---------
Loss from operations                                                                (743)             (609)
Interest expense                                                                      67                 5
                                                                                ---------         ---------
Loss before income taxes and extraordinary item                                     (810)             (614)
Provision for income taxes                                                            (-)               (-)
                                                                                ---------         ---------
Loss before extraordinary item                                                      (810)             (614)
Extraordinary item, gain from retirement of debt, net of tax of $0 (Note 2)          345                 -
                                                                                ---------         ---------
Net loss                                                                        $   (465)         $   (614)
                                                                                =========         =========
Basic and diluted net loss per share before extraordinary item                  $  (0.01)         $  (0.02)
                                                                                =========         =========
Basic and diluted net loss per share                                            $  (0.01)         $  (0.02)
                                                                                =========         =========
Weighted average shares of common stock outstanding:
         Basic and diluted                                                        33,873            32,000
                                                                                =========         =========

                       See accompanying notes to the consolidated financial statements

                                                      4

                                         MCGLEN INTERNET GROUP, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                 (unaudited)
                                               (in thousands)

                                                                                                   TOTAL
                                                    COMMON STOCK     ADDITIONAL   ACCUMULATED  STOCKHOLDERS'
                                                                      PAID-IN      EARNINGS       EQUITY
                                               SHARES      AMOUNT     CAPITAL      (DEFICIT)     (DEFICIT)
                                              ---------   ---------   ---------    ---------     ---------
Balance at January 1, 2001                      31,895    $    957    $  5,119     $ (9,175)     $ (3,099)
Conversion of notes payable                      3,723         111         811                        922
Cashless stock options exercised                   233           7          (7)                         -
Non-cash compensation and financing charges                                135                        135
Conversion of accounts payable                                             104                        104
Net loss                                                                               (465)         (465)
                                              ---------   ---------   ---------    ---------     ---------
Balance at March 31, 2001                       35,851    $  1,075    $  6,162     $ (9,640)     $ (2,403)
                                              =========   =========   =========    =========     =========

                       See accompanying notes to the consolidated financial statements

                                                     5

                           MCGLEN INTERNET GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                  MARCH 31,
                                                               2001       2000
                                                             --------   --------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net loss                                                  $  (465)   $  (614)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
   Depreciation and amortization                                  87         92
   Non cash charges relating to stock options, warrants
     and stock compensation                                      160        157
   Gain on debt settlements                                     (345)         -
   Decrease in allowance for doubtful accounts                   (10)         -
   Amortization of beneficial debt conversion feature             28          -
   Changes in operating assets and liabilities:
   Accounts receivable                                             8        (64)
   Inventories                                                  (111)      (150)
   Prepaid expenses and other current assets                       9         37
   Deposits                                                        -        (92)
   Other assets                                                   12         (6)
   Accounts payable                                             (158)      (159)
   Accrued expenses                                              (22)        95
   Net current liabilities of discontinued operations           (143)      (349)
                                                             --------   --------
   Total adjustments                                            (483)      (439)
                                                             --------   --------
Net cash used in operating activities                           (948)    (1,053)
                                                             --------   --------

Cash flows from investing activities:
         Purchases of equipment                                    -        (39)
                                                             --------   --------
Net cash used in investing activities                              -        (39)
                                                             --------   --------

Cash flows from financing activities:
   Advances from Lan Plus Corporation                            475          -
   Borrowings under convertible notes payable                    500        109
   Borrowings under line of credit, net                           90         72
   Payments on capital lease obligations                         (38)       (18)
                                                             --------   --------
Net cash provided by financing activities                      1,027        163
                                                             --------   --------

   Net increase (decrease) in cash and cash equivalents           78       (929)

   Cash and cash equivalents beginning of period                   2        962
                                                             --------   --------

   Cash and cash equivalents end of period                   $    80    $    32
                                                             ========   ========

         The Company paid $6 and $10 for interest and $1 and $2 for taxes, during the three months ended March 31, 2001 and 2000, respectively

                                                                  MARCH 31,
                                                               2001       2000
                                                             --------   --------
Non-cash investing and financing activities:
   Conversion of net current liabilities of discontinued
     operations to equity                                    $   271          -
   Conversion of convertible notes payable to equity         $    20          -
         Non cash exercise of stock options                  $     7          -
   Conversion of accounts payable to equity                  $   104          -

         See accompanying notes to the consolidated financial statements

MCGLEN INTERNET GROUP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Mcglen Internet Group, Inc. (a Delaware corporation) and its wholly owned subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2001 and 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.


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

On October 11, 2000, the Company entered into an agreement and plan of merger with Lan Plus Corporation (Lan Plus). Lan Plus is a manufacturer of both private-label and branded turnkey computer solutions and services, with over nine years of operating history. On March 21, 2001, the Company entered into an amended and restated merger agreement that, among other things, eliminated certain conditions to closing contained in the original merger agreement. The amended merger agreement also extended the deadline for completing the merger to June 30, 2001. At the closing of the merger, Lan Plus shareholders will receive a number of shares such that the Lan Plus shareholders will own (a) a majority of shares of the post merger combined entity plus (b) 1.9 million additional shares and certain other shares based upon the liabilities and assets at the closing date and certain other adjustments.

The merger is subject to customary closing conditions, including shareholder and regulatory approval. Management anticipates the merger closing in June or July 2001.

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

In December 2000, the Company signed an interim operating agreement with Lan Plus Corporation whereby the two companies would share certain facilities, staff and other resources, co-market certain products, and combine other operations where beneficial to both entities. The Company subsequently moved its operations, except for its call center, to Lan Plus' facility. Mcglen purchased approximately $300,000 of merchandise from Lan Plus during the three months ended March 31, 2001 and had an accounts payable balance to Lan Plus of approximately $90,000 at March 31, 2001. In addition, Lan Plus has advanced Mcglen approximately $475,000 as of March 31, 2001 which will be converted to stock at the close of merger.

During the three months ended March 31, 2001, the Company settled various accounts payable and notes. The Company recorded a gain of approximately $345,000 in connection with these settlements. In addition, the Company also recorded a $271,000 increase to additional paid in capital as a result of one of these settlements.

In January and February 2001, debt holders converted $617,000 of debt and $60,000 of accrued interest into 111,666 shares of common stock.

Finally, in January and February 2001, the Company received $500,000 from convertible notes, less fees of approximately $55,000. These notes, as well as $200,000 received from these investors in December 2000, were converted into 2,800,000 shares of the Company's common stock. However, since the holders of these notes have the right to rescind their investment under Sections 15 and 29 of the Securities Act of 1934, the accompanying financial statements do not reflect the conversion of these notes to equity.

In connection with this funding the Company also paid a placement fee of 140,000 shares of the Company's stock.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this document. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

OVERVIEW

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statements of operations. There can be no assurance that the trends in sales growth or operating results will continue in the future.

                                                         PERCENTAGE OF NET SALES
                                                         PERIOD ENDED MARCH 31,
                                                           2001           2000
                                                         --------       --------

     Net sales                                           100.00%        100.00%
     Cost of sales                                        88.00          88.53
                                                         --------       --------
     Gross profit                                         12.00          11.47
     Operating expenses                                   22.04          15.66
     Non cash compensation and financing expenses          2.74           1.44
                                                         --------       --------
     Loss from operations                                (12.78)         (5.63)
     Interest expense                                      1.15              -
                                                         --------       --------
     Loss before income taxes and extraordinary item     (13.93)         (5.63)
     Provision for income taxes                               -              -
                                                              -              -
     Loss before extraordinary item                      (13.93)         (5.63)
     Extraordinary item - gain on debt settlements         5.94              -
                                                         --------       --------
     Net loss                                             (7.99%)        (5.63%)
                                                         ========       ========

Net sales decreased by $5.1 million, or 47%, to $5.8 million for the period ended March 31, 2001, compared to $10.9 million for the period ended March 31, 2000. The decrease in net sales was primarily a result of the Company's decision in July 2000 to focus its efforts on the business to business sector (B2B), a return to a focus on products where the Company has a niche in the marketplace and where the Company believes it has a strategic advantage in product procurement and distribution, and a shift away from the business to consumer market (B2C) market.

Gross profit decreased by $554,000 or 44% to $697,000 for the period ended March 31, 2001, compared to $1.25 million for the period ended March 31, 2000. The decrease in gross profit was directly related to the decrease in net sales as the Company focused its operations on the business to business sector (B2B), a return to a focus on products where the Company has a niche in the marketplace and where the Company believes it has a strategic advantage in product procurement and distribution, and a shift away from the B2C market in July 2000. Gross profit as a percentage of sales actually increased to 12.0% for the period ended March 31, 2001, compared to 11.5% for the period ended March 31, 2000. The increase in gross profit was directly related to the change in the Company's operations in July 2000, away from lower margin B2C customers.

Operating expenses decreased by $420,000 or 23%, to $1.44 million for the period ended March 31, 2001, from $1.86 million for the same period in the prior year. The decrease in operating expenses was attributable to a decrease in personnel costs associated with the decreased sales volume, a decrease in advertising costs, and a decrease in almost every component of the Company's operating expenses as the Company reduced its expenses as it decreased sales. Advertising decreased by approximately $84,000, or 28% as Mcglen decreased spending during the first three months of 2001. Mcglen's advertising expenditures for the fourth quarter 2000 and the first quarter of 2001 averaged approximately $68,000 per month. Mcglen conducted almost all of its advertising on the Internet, primarily through price comparison web sites. Depreciation and amortization increased by approximately $29,000, or 42% due to the infrastructure expenditures in 2000. Payroll and related costs decreased by approximately $308,000, or 46.5% for the quarter ended March 31, 2001 as compared to $663,000 during the same period in 2000 as Mcglen reduced its work force as it decreased sales. Non cash compensation charges of approximately $135,000, or 2.3% of sales, was recorded in 2000, an increase of $30,000 or 29%, compared to $105,000 in the quarter ended March 31, 2000, resulting from options granted and stock provided to employees, key management and consultants. As a result of the Company's decrease in sales, credit card processing and phone charges decreased by approximately $57,000 and $67,000, or 23.3% and 63.8%, respectively, for the quarter ended March 31, 2001 as compared to $245,000 and $105,000 during the same period in 2000.

Interest expense increased by approximately $62,000 to $67,000 in 2001 from $5,000 in the three months ended March 31, 2000. The increase in interest expense was a result of increased borrowings in March 2000 that were used to fund the Company's operating losses.

During the quarter ended March 31, 2001, the Company recorded an extraordinary gain from the retirement of debt of approximately $345,000; no such gain was recorded in 2000.

INCOME TAXES

For the periods ended March 31, 2001 and 2000, the difference between the amount of income tax recorded and the amount of income tax benefit calculated using the federal statutory rate of 34% is due to net operating losses resulting in a deferred tax asset having a full valuation allowance, due to uncertainties regarding our realization of these benefits in future years. Accordingly, no tax benefit has been provided for the periods ended March 31, 2001 or 2000.

As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $14.5 million and $9.5 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2020 for federal purposes and 2002 through 2005 for state purposes, if not utilized. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards prior to utilization.

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

The Company's primary capital need has been the funding of operations and working capital requirements. Historically, the Company's primary sources of financing have been private placements of stock and borrowings from its stockholders, private investors, and financial institutions. The Company also has a $90,000 line of credit with its primary bank. The Company drew down all available funds on this line during the three months ended March 31, 2001. This line is secured by personal guarantees from the Company's largest shareholders.

During the period ended March 31, 2001, the Company had no capital expenditures, as compared to $39,000 in the same period in the prior year, primarily for computer software and hardware, and distribution equipment.

On December 22, 2000, we entered into a financing agreement with Dillow & Dillow, Inc. Under the agreement, Dillow & Dillow introduced us to lenders that loaned us $700,000; of which $500,000 was loaned during the quarter ended March 31, 2001. The promissory notes for the loans were secured by a first priority security interest on all of our assets, and converted into 2,800,000 shares of our common stock, at a conversion price of $0.25 per share, on March 21, 2001. However, since the holders of these notes have the right to rescind their investment under Sections 15 and 29 of the Securities Act of 1934, the accompanying financial statements do not reflect the conversion of these notes to equity. We have also agreed to sell to certain purchasers identified by Dillow & Dillow up to an aggregate of 3,200,000 shares of our common stock at a price of $0.25 per share.

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

On October 11, 2000, the Company entered into an agreement and plan of merger with Lan Plus Corporation (Lan Plus). Lan Plus is a manufacturer of both private-label and branded turnkey computer solutions and services, with over nine years of operating history. On March 21, 2001, the Company entered into an amended and restated merger agreement that, among other things, eliminated certain conditions to closing contained in the original merger agreement. The amended merger agreement also extended the deadline for completing the merger to June 30, 2001. At the closing of the merger, Lan Plus shareholders will receive a number of shares such that the Lan Plus shareholders will own (a) a majority of shares of the post merger combined entity plus (b) 1.9 million additional shares and certain other shares based upon the liabilities and assets at the closing date and certain other adjustments.

The merger is subject to customary closing conditions, including shareholder and regulatory approval. Management anticipates the merger closing in June or July 2001.

If we are successful in securing additional capital, we may expend up to $50,000 for improvements in software, hardware, and other infrastructure investments.

BUSINESS FACTORS

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. In addition, there can be no assurances that current sales levels will be sustained, and that the nine-month trends for sales will continue in future periods. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from expectations include lack of working capital to carry out our business plan; competition from companies either currently in the market or entering the market; competition from other Internet, catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for computer and computer related products; reliance on our vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth elsewhere in this document and from time to time in our other SEC reports and filings.


PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

1. In March 2001, the Company issued 231,000 shares of common stock from the Founders Pool to a supplier in exchange for the cancellation of certain indebtedness of the Company. The supplier also received warrants to purchase 50,000 shares of common stock at $0.50 per share in connection with this settlement.

     This common stock and the related warrants were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4 (2) of the Securities Act.

2. In February 2001, the Company received notice from several individuals of their conversion of $109,000 of notes, accrued interest, late fees and penalties into common stock pursuant to their note agreements. As a result, the Company issued 267,000 shares of common stock and warrants to purchase 133,000 shares of common stock at an exercise price of $1.00 per share. These warrants expire in February, 2004.

     This common stock and the related warrants were issued without registration under the Securities Act, in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4 (2) of the Securities Act.

3. In February 2001, the Company settled a $396,000 note payable through the payment of $125,000, entering into an agreement to change the purchase price of certain options, and the issuance of 100,000 warrants to purchase the Company's common stock at $0.50 per share in connection with this settlement.

     This common stock and the related warrants were issued without registration under the Securities Act, in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4 (2) of the Securities Act.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a.    Reports on Form 8-K - None.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Mcglen Internet Group, Inc.




Date: May 15, 2001                   By   /s/ Grant Trexler
                                        ---------------------------------------
                                          Grant Trexler
                                          Chief Financial Officer

                                     (Duly Authorized Officer of the Registrant
                                      and Principal Financial Officer)