Form 10-Q/A
period 2001-03-31
MCGLEN INTERNET GROUP INC
filed 2001-07-25
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               Amendment No. 1 to
                                    FORM 10-Q/A


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


PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds......................... 11

Item 6.   Exhibit and Reports on Form 8-K................................... 12

SIGNATURE................................................................... 12

                           MCGLEN INTERNET GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                          ASSETS                        MARCH 31,   DECEMBER 31,
                                                          2001         2000
                                                        --------     --------
                                                      (unaudited)

Current Assets:
Cash and cash equivalents                               $    80      $     2
Accounts receivable, net of allowance for doubtful
  accounts and estimated  returns of $20 at March 31,
  2001 and $30 at December 31, 2000                         323          341
Inventories                                                 303          192
Prepaid expenses and other current assets                   191          210
Deposits                                                    203          203
                                                        --------     --------
              Total current assets                        1,100          948
                                                        --------     --------
Equipment, net                                              221          297
Intangible assets                                           241          252
Other assets                                                 19           31
                                                        --------     --------
                                                        $ 1,581      $ 1,528
                                                        ========     ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                                        $ 1,074      $ 1,701
Accrued expenses                                            199          211
Line of credit                                               90
Advances from Lan Plus                                      475
Capital lease obligations - current portion                  91           92
Convertible notes payable                                 1,092        1,092
Net current liabilities of discontinued operations          159          573
                                                        --------     --------
              Total current liabilities                   3,180        3,669
                                                        --------     --------
Capital lease obligations                                   104          141
Convertible notes payable                                   700          817
                                                        --------     --------

              Total liabilities                           3,984        4,627
                                                        --------     --------

Stockholders' deficit:
Preferred stock, $0.01 par value; 5,000 shares
  authorized, none issued or outstanding                      -            -
Common stock, $0.03 par value; authorized 50,000
  shares, 35,851 in 2001 and 31,896 in 2000 shares
  issued and outstanding                                  1,075          957
Additional paid in capital                                5,891        5,119
Accumulated deficit                                      (9,369)      (9,175)
                                                        --------     --------

              Total stockholders' deficit                (2,403)      (3,099)
                                                        --------     --------
                                                        $ 1,581      $ 1,528
                                                        ========     ========

    See accompanying condensed notes to the consolidated financial statements

                                         MCGLEN INTERNET GROUP, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)
                                    (in thousands, except per share data)

                                                                             MARCH 31, 2001    MARCH 31, 2000
                                                                             --------------    --------------
Net sales                                                                       $  5,804          $ 10,909
Cost of sales                                                                      5,107             9,658
                                                                                ---------         ---------
Gross profit                                                                         697             1,251
Selling, general and administrative expenses (including $159
and $157 of non cash compensation in 2001 and 2000, respectively)                  1,440              1860
                                                                                ---------         ---------
Loss from operations                                                                (743)             (609)
Interest expense                                                                      67                 5
                                                                                ---------         ---------
Loss before income taxes and extraordinary item                                     (810)             (614)
Provision for income taxes                                                            (-)               (-)
                                                                                ---------         ---------
Loss before extraordinary item                                                      (810)             (614)
Extraordinary item, gain from retirement of debt, net of tax of $0 (Note 2)          616                 -
                                                                                ---------         ---------
Net loss                                                                        $   (194)         $   (614)
                                                                                =========         =========
Basic and diluted net loss per share before extraordinary item                  $  (0.01)         $  (0.02)
                                                                                =========         =========
Basic and diluted net loss per share                                            $  (0.01)         $  (0.02)
                                                                                =========         =========
Weighted average shares of common stock outstanding:
         Basic and diluted                                                        33,873            32,000
                                                                                =========         =========

                       See accompanying notes to the consolidated financial statements

                                                      4

                                         MCGLEN INTERNET GROUP, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                 (unaudited)
                                               (in thousands)

                                                                                                   TOTAL
                                                    COMMON STOCK     ADDITIONAL   ACCUMULATED  STOCKHOLDERS'
                                                                      PAID-IN      EARNINGS       EQUITY
                                               SHARES      AMOUNT     CAPITAL      (DEFICIT)     (DEFICIT)
                                              ---------   ---------   ---------    ---------     ---------
Balance at January 1, 2001                      31,895    $    957    $  5,119     $ (9,175)     $ (3,099)
Conversion of notes payable                      3,723         111         540                        651
Cashless stock options exercised                   233           7          (7)                         -
Non-cash compensation and financing charges                                135                        135
Conversion of accounts payable                                             104                        104
Net loss                                                                               (194)         (194)
                                              ---------   ---------   ---------    ---------     ---------
Balance at March 31, 2001                       35,851    $  1,075    $  5,891     $ (9,369)     $ (2,403)
                                              =========   =========   =========    =========     =========

                       See accompanying notes to the consolidated financial statements

                                                     5

                           MCGLEN INTERNET GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                  MARCH 31,
                                                               2001       2000
                                                             --------   --------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net loss                                                  $  (194)   $  (614)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
   Depreciation and amortization                                  87         92
   Non cash charges relating to stock options, warrants
     and stock compensation                                      160        157
   Gain on debt settlements                                     (616)         -
   Decrease in allowance for doubtful accounts                    10          -
   Amortization of beneficial debt conversion feature             28          -
   Changes in operating assets and liabilities:
   Accounts receivable                                             8        (64)
   Inventories                                                  (111)      (150)
   Prepaid expenses and other current assets                      (9)        37
   Deposits                                                        -        (92)
   Other assets                                                   12         (6)
   Accounts payable                                             (158)      (159)
   Accrued expenses                                              (22)        95
   Net current liabilities of discontinued operations           (143)      (349)
                                                             --------   --------
   Total adjustments                                            (754)      (439)
                                                             --------   --------
Net cash used in operating activities                           (948)    (1,053)
                                                             --------   --------

Cash flows from investing activities:
         Purchases of equipment                                    -        (39)
                                                             --------   --------
Net cash used in investing activities                              -        (39)
                                                             --------   --------

Cash flows from financing activities:
   Advances from Lan Plus Corporation                            475          -
   Borrowings under convertible notes payable                    500        109
   Borrowings under line of credit, net                           90         72
   Payments on capital lease obligations                         (38)       (18)
                                                             --------   --------
Net cash provided by financing activities                      1,027        163
                                                             --------   --------

   Net increase (decrease) in cash and cash equivalents           78       (929)

   Cash and cash equivalents beginning of period                   2        962
                                                             --------   --------

   Cash and cash equivalents end of period                   $    80    $    32
                                                             ========   ========

         The Company paid $6 and $10 for interest and $1 and $2 for taxes, during the three months ended March 31, 2001 and 2000, respectively

                                                                  MARCH 31,
                                                               2001       2000
                                                             --------   --------
Non-cash investing and financing activities:
   Conversion of net current liabilities of discontinued
     operations to equity                                    $   271          -
   Conversion of convertible notes payable to equity         $    20          -
         Non cash exercise of stock options                  $     7          -
   Conversion of accounts payable to equity                  $   104          -

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

During the three months ended March 31, 2001, the Company settled various accounts payable and notes. The Company recorded a gain of approximately $616,000 in connection with these settlements.

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

                                                         PERCENTAGE OF NET SALES
                                                         PERIOD ENDED MARCH 31,
                                                           2001           2000
                                                         --------       --------

     Net sales                                           100.00%        100.00%
     Cost of sales                                        88.00          88.53
                                                         --------       --------
     Gross profit                                         12.00          11.47
     Operating expenses                                   22.04          15.66
     Non cash compensation and financing expenses          2.74           1.44
                                                         --------       --------
     Loss from operations                                (12.78)         (5.63)
     Interest expense                                      1.15              -
                                                         --------       --------
     Loss before income taxes and extraordinary item     (13.93)         (5.63)
     Provision for income taxes                               -              -
                                                              -              -
     Loss before extraordinary item                      (13.93)         (5.63)
     Extraordinary item - gain on debt settlements        10.61              -
                                                         --------       --------
     Net loss                                             (3.32%)        (5.63%)
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

During the quarter ended March 31, 2001, the Company recorded an extraordinary gain from the retirement of debt of approximately $616,000; no such gain was recorded in 2000.

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