Form 10-Q
period 2001-06-30
MCGLEN INTERNET GROUP INC
filed 2001-08-14
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended JUNE 30, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of publicly traded common equity, as of August 13, 2001 was 35,850,869 shares of Common Stock.

                           MCGLEN INTERNET GROUP, INC.

                               Index to Form 10-Q



PART I - FINANCIAL INFORMATION.................................................3
   ITEM 1   FINANCIAL STATEMENTS...............................................3
   CONDENSED CONSOLIDATED BALANCE SHEETS.......................................3
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.............................4
   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT ..................5
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS..............................6
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................7
   ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..........................................9
   Business Factors...........................................................12
Part II - OTHER INFORMATION...................................................12
   Item 2.  Changes in Securities and Use of Proceeds.........................12
   Item 6.  Exhibits and Reports on Form 8-K..................................12
   SIGNATURE..................................................................12

                           MCGLEN INTERNET GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                          ASSETS                        JUNE 30,   DECEMBER 31,
                                                          2001         2000
                                                        --------     --------
                                                      (unaudited)

Current Assets:
Cash and cash equivalents                               $   106      $     2
Accounts receivable, net of allowance for doubtful
  accounts and estimated returns of $20 at June 30,
  2001 and $30 at December 31, 2000                         378          341
Inventories                                                 204          192
Prepaid expenses and other current assets                   123          210
Deposits                                                    103          203
                                                        --------     --------
              Total current assets                          914          948
                                                        --------     --------
Equipment, net                                              146          297
Intangible assets                                           221          252
Other assets                                                 19           31
                                                        --------     --------
                                                        $ 1,300      $ 1,528
                                                        ========     ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                                        $   942      $ 1,701
Accrued expenses                                            307          211
Line of credit                                               90            -
Advances from Lan Plus                                      696            -
Capital lease obligations - current portion                  91           92
Convertible notes payable                                 1,092        1,092
Net current liabilities of discontinued operations          120          573
                                                        --------     --------
              Total current liabilities                   3,338        3,669
                                                        --------     --------
Capital lease obligations                                    94          141
Shares subject to recession rights                          700            -
Convertible notes payable                                     -          817
                                                        --------     --------

              Total liabilities                           4,132        4,627
                                                        --------     --------

Stockholders' deficit:
Preferred stock, $0.01 par value; 5,000 shares
  authorized, none issued or outstanding                      -            -
Common stock, $0.03 par value; authorized 50,000
  shares, 35,851 in 2001 and 31,895 in 2000 shares
  issued and outstanding                                  1,075          957
Additional paid in capital                                5,954        5,119
Accumulated deficit                                      (9,861)      (9,175)
                                                        --------     --------

              Total stockholders' deficit                (2,832)      (3,099)
                                                        --------     --------
                                                        $ 1,300      $ 1,528
                                                        ========     ========

    See accompanying condensed notes to the consolidated financial statements

                           MCGLEN INTERNET GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                           ENDED JUNE 30,          ENDED JUNE 30,
                                                         2001         2000       2001        2000
                                                       ---------   ---------   ---------   ---------
Net sales                                              $  4,789    $  8,155    $ 10,593    $ 19,064

Cost of sales                                             4,250       7,521       9,357      17,179
                                                       ---------   ---------   ---------   ---------

Gross profit                                                539         634       1,236       1,885
                                                       ---------   ---------   ---------   ---------

Selling, general and administrative expenses
  (including $159 and $156, and $200 and $157,
  amortization of deferred compensation for the
  three and six months ended June 30, 2001 and
  2000, respectively)                                       931       2,120       2,371       3,975
                                                       ---------   ---------   ---------   ---------
Loss from operations                                       (392)     (1,486)     (1,135)     (2,090)

Interest expense                                            123          69         190          79
                                                       ---------   ---------   ---------   ---------


Loss before income taxes and extraordinary item            (515)     (1,555)     (1,325)     (2,169)
                                                       ---------   ---------   ---------   ---------

Extraordinary item, gain from retirement of
  debt, net of tax of $0                                     23           -         639           -

Provision for income taxes                                    -           -           -           -
                                                       ---------   ---------   ---------   ---------

Net loss                                               ($   492)   ($ 1,555)   ($   686)   ($ 2,169)
                                                       =========   =========   =========   =========


Basic and diluted net loss per share before
   extraordinary item                                  ($  0.01)   ($  0.05)   ($  0.04)   ($  0.07)
                                                       =========   =========   =========   =========

Basic and diluted net loss per share                   ($  0.01)   ($  0.05)   ($  0.02)   ($  0.07)
                                                       =========   =========   =========   =========


Weighted average shares of common stock outstanding:
              Basic and diluted                          35,851      31,877      34,862      31,877
                                                       =========   =========   =========   =========


          See condensed notes to the consolidated financial statements

                                         MCGLEN INTERNET GROUP, INC.
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                 (unaudited)
                                               (in thousands)

                                                                                                   TOTAL
                                                    COMMON STOCK     ADDITIONAL   ACCUMULATED  STOCKHOLDERS'
                                                                      PAID-IN      EARNINGS       EQUITY
                                               SHARES      AMOUNT     CAPITAL      (DEFICIT)     (DEFICIT)
                                              ---------   ---------   ---------    ---------     ---------
Balance at January 1, 2001                      31,895    $    957    $  5,119     $ (9,175)     $ (3,099)
Conversion of notes payable                      3,723         111         540                        651
Cashless stock options exercised                   233           7          (7)                         -
Non-cash compensation and financing charges                                198                        198
Conversion of accounts payable                                             104                        104
Net loss                                                                               (686)         (686)
                                              ---------   ---------   ---------    ---------     ---------
Balance at June 30, 2001                        35,851    $  1,075    $  5,954     $ (9,861)     $ (2,832)
                                              =========   =========   =========    =========     =========

                       See accompanying notes to the consolidated financial statements





                                          MCGLEN INTERNET GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (unaudited)

                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------
                                                                2001            2000
                                                            ------------    ------------
Cash flows from operating activities:
      Net loss                                              ($      686)    ($    2,169)
                                                            ------------    ------------
      Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                 179             185
      Non cash charges relating to stock options, warrants
        and stock compensation                                      224             313
      Gain on debt settlements                                     (639)              -
      Decrease in allowance for doubtful accounts                    10               -
      Amortization of beneficial debt conversion feature             51               -

      Changes in operating assets and liabilities:
      Accounts receivable                                           (47)           (184)
      Inventories                                                   (12)            (33)
      Prepaid expenses and other current assets                      37             (64)
      Deposits                                                      100            (320)
      Other assets                                                   12              (7)
      Accounts payable                                             (267)            485
      Accrued expenses                                               86             (75)
      Net current liabilities of discontinued operations           (182)           (511)
                                                            ------------    ------------
      Total adjustments                                            (448)           (211)
                                                            ------------    ------------
Net cash used in operating activities                            (1,134)         (2,380)
                                                            ------------    ------------

Cash flows from investing activities:
      Other assets - note receivable - related party                  -              (2)
      Purchases of equipment                                          -             (41)
                                                            ------------    ------------
Net cash used in investing activities                                 -             (43)
                                                            ------------    ------------

Cash flows from financing activities:
      Borrowings under convertible notes payable                    500           1,609
      Advances from Lan Plus Corporation                            696
      Borrowings under line of credit                                90              90
      Payments on capital lease obligations                         (48)            (44)
                                                            ------------    ------------
      Net cash provided by financing activities                   1,238           1,655
                                                            ------------    ------------
      Net increase (decrease) in cash and cash equivalents          104            (768)
      Beginning of period                                             2             962
                                                            ------------    ------------
      End of period                                         $       106     $       194
                                                            ============    ============

                See condensed notes to the consolidated financial statements

MCGLEN INTERNET GROUP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Mcglen Internet Group, Inc. (a Delaware corporation) and its wholly owned subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2001 and 2000, and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.


2. OVERVIEW AND RECENT DEVELOPMENTS

Mcglen Internet Group, Inc. is an Internet operating company focused on creating multiple on-line business divisions targeting specific business-to-business and business-to-consumer markets. The Company offers over 80,000 computer hardware, software, and peripheral products servicing individuals, small offices/home offices, and the corporate market through its three web sites; Mcglen.com, AccessMicro.com, and Techsumer.com.

On October 11, 2000, the Company entered into an agreement and plan of merger with Lan Plus Corporation (Lan Plus). Lan Plus is a manufacturer of both private-label and branded turnkey computer solutions and services, with over nine years of operating history. On March 21, 2001, the Company entered into an amended and restated merger agreement that, among other things, eliminated certain conditions to closing contained in the original merger agreement. The amended merger agreement also extended the deadline for completing the merger to June 30, 2001. In June 2001, the merger date was extended to September 30, 2001. At the closing of the merger, Lan Plus shareholders will receive a number of shares such that the Lan Plus shareholders will own (a) a majority of shares of the post merger combined entity plus (b) 1.9 million additional shares and certain other shares based upon the liabilities and assets at the closing date and certain other adjustments.

The merger is subject to customary closing conditions, including shareholder and regulatory approval. Management anticipates the merger closing in September 2001.

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

In December 2000, the Company signed an interim operating agreement with Lan Plus Corporation whereby the two companies would share certain facilities, staff and other resources, co-market certain products, and combine other operations where beneficial to both entities. The Company subsequently moved its operations, except for its call center, to Lan Plus' facility. Mcglen purchased approximately $1.8 million and $2.1 million of merchandise from Lan Plus during the three and six months ended June 30, 2001 and had an accounts payable balance to Lan Plus of approximately $524,000 at June 30, 2001. In addition, Lan Plus has advanced Mcglen approximately $696,000 as of June 30, 2001 which will be converted to stock at the close of merger.

During the three and six months ended June 30, 2001, the Company settled various accounts payable and notes. The Company recorded extraordinary gains of approximately $23,000 and $639,000 during the three and six months ended June 30, 2001, in connection with these settlements.

In January and February 2001, debt holders converted $617,000 of debt and $60,000 of accrued interest into approximately 3,723,000 shares of common stock.

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

3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a loss of approximately $0.7 million for the six months ended June 30, 2001 and had a negative working capital of approximately $2.4 million as of June 30, 2001. The Company's independent certified public accountants have expressed substantial doubt about Mcglen's ability to continue as a going concern.

The Company has taken a number of steps to eliminate unprofitable business. In July 2000, the Company refocused its efforts on its key customer base and on SKU's where the Company believes it has a competitive advantage. As a result, sales have declined and the Company's workforce has decreased by more than 50%. In December 2000, the Company signed an interim operating agreement with Lan Plus whereby the two companies would share certain facilities, staff, cross-market products, as well as other activities.

The Company is dependent upon funding from Lan Plus for its working capital needs. The Company believes Lan Plus will continue to advance Mcglen funds as needed; however, there can be no guarantee that Lan Plus will continue to provide funding. If Lan Plus were to stop funding the Company's working capital needs, Mcglen would have to curtail its operations and lay off most of its workforce.

4. Recent Accounting PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $221,000. Amortization expense during the six-month period ended June 30, 2001 was $43,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

The Company purchases a substantial percentage of its products from Lan Plus Corporation and Ingram Micro. Mcglen has no long-term contracts or arrangements With its vendors that guarantee the availability of merchandise.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statements of operations. There can be no assurance that the trends in sales growth or operating results will continue in the future.


                                                                                PERCENTAGE OF NET SALES
                                                         THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                           2001          2000           2001            2000
                                                        --------     --------         -------          -------
     Net sales                                           100.0%        100.0%           100.0%          100.0%
     Cost of sales                                        88.7          92.2             88.3            90.1
                                                        --------     ---------        ---------        --------
     Gross profit                                         11.3           7.8             11.7             9.9
     Operating expenses                                   16.2          24.1             20.5            20.1
     Non cash compensation and financing expenses          3.3           1.9              1.9             0.8
                                                        --------     ---------        ---------        ---------
     Loss from operations                                 (8.2)        (18.2)           (10.7)          (11.0)
     Interest expense                                      2.6           0.9              1.8             0.4
                                                        --------     ---------        ---------        ---------
     Loss before income taxes and extraordinary item     (10.8)        (19.1)           (12.5)          (11.4)
     Provision for income taxes                              -             -                -               -
                                                        --------     ---------        ---------        ---------
     Loss before extraordinary item                      (10.8)        (19.1)           (12.5)          (11.4)
     Extraordinary item - gain on debt settlements         0.5             -              6.0               -
                                                        --------     ---------        ---------        ---------
     Net loss                                            (10.3%)       (19.1%)          (6.5%)          (11.4%)
                                                        ========     =========        =========        =========

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

Net sales decreased by $3.4 million, or 41.3%, to $4.8 million for the period ended June 30, 2001, compared to $8.2 million for the period ended June 30, 2000. The decrease in net sales was primarily a result of the Company's decision in July 2000 to focus its efforts on the business to business sector (B2B), a return to a focus on products where the Company has a niche in the marketplace and where the Company believes it has a strategic advantage in product procurement and distribution, and a shift away from the business to consumer market (B2C) market.

Gross profit decreased by $95,000 or 15.0% to $539,000 for the period ended June 30, 2001, compared to $634,000 for the period ended June 30, 2000. The decrease in gross profit was directly related to the decrease in net sales as the Company focused its operations on the business to business sector (B2B), a return to a focus on products where the Company has a niche in the marketplace and where the Company believes it has a strategic advantage in product procurement and distribution, and a shift away from the B2C market in July 2000. Gross profit as a percentage of sales actually increased to 11.3% for the period ended June 30, 2001, compared to 7.8% for the period ended June 30, 2000. The increase in the gross profit margin was directly related to the change in the Company's operations in July 2000, away from lower margin B2C customers.

On a forward-looking basis, future gross profit margins may decline from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended June 30, 2001. Although the Company believes it provides a high level of value added services, pricing and gross profit could be negatively impacted by the activities of larger Internet resellers and other sales channels.

Operating expenses decreased by $1.2 million or 56.1%, to $931,000 for the three months ended June 30, 2001, from $2.1 million for same period in the prior year. The decrease in operating expenses was attributable to a decrease in personnel costs associated with the decreased sales volume, a decrease in advertising costs resulting from decreased spending on the placement of Company's websites on various shopping comparison search engines, decreased credit card processing fees with lower sales volume as well as a decrease in the rate charged by the Company's credit card processor, and decreased rent and telephone charges. Advertising decreased by approximately $338,000, or 77.2%, as Mcglen decreased spending, primarily price comparison search engines and product placements on websites. Payroll and related costs decreased by approximately $237,000, or 38.1%, for the three months ended June 30, 2001 compared to the same quarter of 2000,as Mcglen consolidated positions and reduced head count. Rent decreased by $15,000 as Mcglen moved out of its facilities in Tustin, California and transferred its operations to Lan Plus' facility. Finally, as a result of the Company's decline in sales, credit card processing and phone charges decreased by approximately $143,000 and $30,000, respectively, or 59.3% and 46.4%, respectively, for the three months ended June 30, 2001 compared to the same period in 2000.

Interest expense increased by $54,000 due to increased borrowings in 2001.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Net sales decreased by $8.5 million, or 44.4%, to $10.6 million for the six months ended June 30, 2001, compared to $19.1 million for the six months ended June 30, 2000. The decrease in net sales was primarily a result of the Company's decision in July 2000 to focus its efforts on the business to business sector
(B2B), a return to a focus on products where the Company has a niche in the marketplace and where the Company believes it has a strategic advantage in product procurement and distribution, and a shift away from the business to consumer market (B2C) market.

Gross profit decreased by $649,000 or 34.4% to $1.2 million for the six months ended June 30, 2001, compared to $1.9 million for the same period in the prior year. The decrease in gross profit was directly related to the decrease in net sales as the Company focused its operations on the business to business sector
(B2B), a return to a focus on products where the Company has a niche in the marketplace and where the Company believes it has a strategic advantage in product procurement and distribution, and a shift away from the B2C market in July 2000. Gross profit as a percentage of sales actually increased to 11.7% for the six months ended June 30, 2001, compared to 9.9% for the six months ended June 30, 2000. The increase in the gross profit margin was directly related to the change in the Company's operations in July 2000, away from lower margin B2C customers.

Operating expenses decreased by $1.6 million or 40.4%, to $2.4 million for the six months ended June 30, 2001, from $4.0 million for same period in the prior year. The decrease in operating expenses was attributable to a decrease in personnel costs associated with the decreased sales volume, a decrease in advertising costs resulting from decreased spending on the placement of Company's websites on various shopping comparison search engines, decreased credit card processing fees with lower sales volume as well as a decrease in the rate charged by the Company's credit card processor, and decreased rent and telephone charges. Advertising decreased by approximately $426,000, or 59.1%, as Mcglen decreased spending, primarily price comparison search engines and product placements on websites. Payroll and related costs decreased by approximately $590,000, or 47.0%, for the six months ended June 30, 2001 compared to the same quarter of 2000,as Mcglen consolidated positions and reduced head count. Rent decreased by $25,000 as Mcglen moved out of its facilities in Tustin, California and transferred its operations to Lan Plus' facility. Finally, as a result of the Company's decline in sales, credit card processing and phone charges decreased by approximately $299,000 and $82,000, respectively, or 50.3% and 56.2%, respectively, for the six months ended June 30, 2001 compared to the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital need has been the funding of operations and working capital requirements. Historically, the Company's primary sources of financing have been private placements of stock and borrowings from its stockholders, private investors, and financial institutions. Cash used by operations was approximately $1.1 million for the six months ended June 30, 2001. Cash was used to fund the Company's loss from operations.

The Company has incurred a loss from operations during the last twenty four months and had a working capital deficit and shareholders' deficit at June 30, 2001. For the year ended December 31, 2000, the Company's independent certified public accountants included a modification to their opinion, which indicated there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

The Company is dependent upon funding from Lan Plus for its working capital needs. The Company believes Lan Plus will continue to advance Mcglen funds as needed; however, there can be no guarantee that Lan Plus will continue to provide funding. If Lan Plus were to stop funding the Company's working capital needs, Mcglen would have to curtail its operations and lay off most of its workforce.

During the six months ended June 30, 2001, the Company's capital expenditures were approximately $0, compared to $41,000 in 2000, primarily for computer software and hardware.

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

The Company incurred a net loss from operations for the three and six months ended June 30, 2001, and had a working capital deficit of over $2.4 million and shareholders' deficit of approximately $2.8 million at June 30, 2001. The Company will require additional equity and/or debt capital in order to meet future working capital needs and to accomplish its combined short-term and long-term business objectives.

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

The Company has taken a number of steps to conserve its available cash and eliminate unprofitable business. In July 2000, the Company refocused its efforts on its key customer base and on SKU's where the Company believes it has a competitive advantage. As a result, sales have declined and the Company laid-off more than 70% of its workforce.

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

         None

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

                  Mcglen Internet Group, Inc.


Date: August 14, 2001                 By /s/ Grant Trexler
                                        ---------------------------------
                                      Grant Trexler
                                      Chief Financial Officer

                                      (Duly Authorized Officer of the Registrant and Principal Financial Officer)