Form 10-Q
period 2001-09-30
MCGLEN INTERNET GROUP INC
filed 2001-11-19
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended SEPTEMBER 30, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of publicly traded common equity, as of November 14, 2001 was 35,850,869 shares of Common Stock.

                           MCGLEN INTERNET GROUP, INC.

                              Index to Form 10-Q



PART I - FINANCIAL INFORMATION.................................................3
   ITEM 1   FINANCIAL STATEMENTS...............................................3
   CONDENSED CONSOLIDATED BALANCE SHEETS.......................................4
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.............................5
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS..............................6
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................7
   ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..........................................9
   Business Factors...........................................................12
Part II - OTHER INFORMATION...................................................13
   Item 2.  Changes in Securities and Use of Proceeds.........................13
   Item 6.  Exhibits and Reports on Form 8-K..................................13
   SIGNATURE..................................................................13

                           MCGLEN INTERNET GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                          ASSETS                     SEPTEMBER 30,  DECEMBER 31,
                                                          2001         2000
                                                        --------     --------
                                                      (unaudited)

Current Assets:
Cash and cash equivalents                               $   138      $     2
Accounts receivable, net of allowance for doubtful
  accounts and estimated  returns of $20 at September
  30, 2001 and $30 at December 31, 2000                     301          341
Inventories                                                 279          192
Prepaid expenses and other current assets                    13          210
Deposits                                                     64          203
                                                        --------     --------
              Total current assets                          795          948
                                                        --------     --------
Equipment, net                                               83          297
Intangible assets                                           199          252
Other assets                                                  9           31
                                                        --------     --------
                                                        $ 1,086      $ 1,528
                                                        ========     ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                                        $   934      $ 1,701
Accrued expenses                                            339          211
Line of credit                                               90            -
Advances from Lan Plus                                      874            -
Capital lease obligations - current portion                 168           92
Convertible notes payable                                 1,092        1,092
Net current liabilities of discontinued operations          140          573
                                                        --------     --------
              Total current liabilities                   3,637        3,669
                                                        --------     --------
Capital lease obligations                                     -          141
Convertible notes payable                                     -          817
Shares subject to recession rights                          700            -
                                                        --------     --------

              Total liabilities                           4,337        4,627
                                                        --------     --------

Stockholders' deficit:
Preferred stock, $0.01 par value; 5,000 shares
  authorized, none issued or outstanding                      -            -
Common stock, $0.03 par value; authorized 50,000
  shares, 35,851 in 2001 and 31,896 in 2000 shares
  issued and outstanding                                  1,075          957
Additional paid in capital                                5,960        5,390
Deferred compensation                                       (43)        (271)
Accumulated deficit                                     (10,243)      (9,175)
                                                        --------     --------

              Total stockholders' deficit                (3,251)      (3,099)
                                                        --------     --------
                                                        $ 1,086      $ 1,528
                                                        ========     ========


    See accompanying condensed notes to the consolidated financial statements

                                             MCGLEN INTERNET GROUP, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)
                                     (in thousands, except per share data)


                                                               FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                               2001           2000           2001           2000
                                                             ---------      ---------      ---------      ---------
Net sales                                                    $  5,257       $  5,485       $ 15,850       $ 24,550

Cost of sales                                                   4,749          5,004         14,106         22,183
                                                             ---------      ---------      ---------      ---------

Gross profit                                                      508            481          1,744          2,367
                                                             ---------      ---------      ---------      ---------

Selling, general and administrative expenses (including
   $15 and $423, and $214 and $736, amortization of
   deferred compensation for the three and nine months
   ended September 30, 2001 and 2000, respectively)               869          2,664          3,240          6,638
                                                             ---------      ---------      ---------      ---------
Loss from operations                                             (361)        (2,183)        (1,496)        (4,271)

Interest expense                                                   21             99            211            179
                                                             ---------      ---------      ---------      ---------


Loss before income taxes and extraordinary item                  (382)        (2,282)        (1,707)        (4,450)
                                                             ---------      ---------      ---------      ---------

Extraordinary item, gain from retirement of
  debt, net of tax of $0                                                           -            639              -

Provision for income taxes                                          -              -              -              -
                                                             ---------      ---------      ---------      ---------

Net loss                                                     $   (382)      $ (2,282)      $ (1,068)      $ (4,450)
                                                             =========      =========      =========      =========


BASIC AND DILUTED LOSS PER SHARE                             $  (0.00)      $  (0.07)      $  (0.03)      $  (0.14)
                                                             =========      =========      =========      =========

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
              BASIC AND DILUTED                                35,851         31,465         35,380         31,689
                                                             =========      =========      =========      =========

                         See condensed notes to the consolidated financial statements

                                               MCGLEN INTERNET GROUP, INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                       (unaudited)

                                                     (in thousands)


                                                                         ADDITIONAL                                      TOTAL
                                                                           PAID-IN      DEFERRED      ACCUMULATED    STOCKHOLDERS'
                                                        COMMON STOCK       CAPITAL    COMPENSATION      DEFICIT         DEFICIT
                                                        ------------       -------    ------------      -------         -------
                                                      SHARES    AMOUNT
                                                      ------    ------
Balance at January 1, 2001                            31,896     $957      $5,390          ($271)       ($9,175)        ($3,099)
Conversion of notes payable                            3,722      111         540                                           651
Exercise of stock options                                233        7          (7)                                            -
Conversion of accounts payable to common    stock,
shares issued from Founders Pool                                              104                                           104
Reversal of deferred compensation for cancelled
options                                                                       (14)            14                              -

Reversal of loss for discontinued operations                                  (53)                                          (53)
Amortization of deferred compensation                                                        214                            214
                                                                                                         (1,068)         (1,068)
Net loss                                              ------   ------      ------          ------         ------          ------
                                                      35,851   $1,075      $5,960           ($43)      ($10,243)        ($3,251)
Balance at September 30, 2001                         ======   ======      ======          ======       ========        ========



                             See condensed notes to the consolidated financial statements



                                          MCGLEN INTERNET GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (unaudited)

                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------------------
                                                                2001            2000
                                                            ------------    ------------
Cash flows from operating activities:
      Net loss                                              $    (1,068)    $    (4,450)
                                                            ------------    ------------
      Adjustments to reconcile net loss to net cash used
        in operating activities:
      Depreciation and amortization                                 264             327
      Non cash charges relating to stock options, warrants
        and stock compensation                                      239             736
      Gain on debt settlements                                     (639)              -
      Decrease in allowance for doubtful accounts                    10               -
      Decrease in inventory reserves                                 10               -
      Amortization of beneficial debt conversion feature             51               -

      Changes in operating assets and liabilities:
      Accounts receivable                                            30             246
      Inventories                                                   (97)            224
      Prepaid expenses and other current assets                     146              18
      Deposits                                                      139            (203)
      Other assets                                                   22              (6)
      Accounts payable                                             (275)          1,308
      Accrued expenses                                              118            (182)
      Net current liabilities of discontinued operations           (213)           (609)
                                                            ------------    ------------
      Total adjustments                                            (195)          1,859
                                                            ------------    ------------
Net cash used in operating activities                            (1,263)         (2,591)
                                                            ------------    ------------

Cash flows from investing activities:
      Purchases of equipment                                          -             (73)
                                                            ------------    ------------
Net cash used in investing activities                                 -             (73)
                                                            ------------    ------------

Cash flows from financing activities:
      Borrowings under convertible notes payable                    500           1,609
      Advances from Lan Plus Corporation                            874               -
      Borrowings under line of credit                                90              90
      Borrowings under note payable                                       -         120
      Payments on capital lease obligations                         (65)            (71)
                                                            ------------    ------------
      Net cash provided by financing activities                   1,399           1,748
                                                            ------------    ------------
      Net increase (decrease) in cash and cash equivalents          136            (916)
      Beginning of period                                             2             962
                                                            ------------    ------------
      End of period                                         $       138     $        46
                                                            ============    ============

The Company paid $161 and $145 for interest and $1 and $2 for taxes, during the nine months ended September 30, 2001 and 2000, respectively.

Non-cash investing and financing activities:                 September 30,        June 30,
                                                                 2001               2000
                                                                 -----              ----
         Conversion of convertible notes payable to equity         $20                -
         Non cash exercise of stock options                         $7                -
         Conversion of accounts payable to equity                 $104                -

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

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2001 and 2000, and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.


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

On October 11, 2000, the Company entered into an agreement and plan of merger with Lan Plus Corporation (Lan Plus). Lan Plus is a manufacturer of both private-label and branded turnkey computer solutions and services, with over nine years of operating history. On March 21, 2001, the Company entered into an amended and restated merger agreement that, among other things, eliminated certain conditions to closing contained in the original merger agreement. The amended merger agreement also extended the deadline for completing the merger to September 30, 2001. In June and September, 2001, the merger date was extended to October 31, 2001. In November 2001, the merger agreement was extended to February 28, 2002. At the closing of the merger, Lan Plus shareholders will receive a number of shares such that the Lan Plus shareholders will own (a) a majority of shares of the post merger combined entity plus (b) 1.9 million additional shares and certain other shares based upon the liabilities and assets at the closing date and certain other adjustments.

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

In December 2000, the Company signed an interim operating agreement with Lan Plus Corporation whereby the two companies would share certain facilities, staff and other resources, co-market certain products, and combine other operations where beneficial to both entities. The Company subsequently moved its operations to Lan Plus' facility. Mcglen purchased approximately $2.9 million and $5.0 million of merchandise from Lan Plus during the three and nine months ended September 30, 2001 and had an accounts payable balance to Lan Plus of approximately $468,000 at September 30, 2001. In addition to the outstanding accounts payable, Lan Plus has advanced Mcglen approximately $874,000 as of September 30, 2001. Per the terms of the merger agreement, any amounts owed to Lan Plus at the close of the merger will be converted to common stock at $0.21875 per share. Lan Plus has a UCC filing securitizing their position on substantially all of the Company's assets.

During the nine months ended September 30, 2001, the Company settled various accounts payable and notes. The Company recorded extraordinary gains of approximately $639,000 during the nine months ended September 30, 2001, in connection with these settlements.

In January and February 2001, debt holders converted $617,000 of debt and $60,000 of accrued interest into 111,666 shares of common stock.

Finally, in January and February 2001, the Company received $500,000 from convertible notes, less fees of approximately $55,000. These notes, as well as $200,000 received from these investors in December 2000, were converted into 2,800,000 shares of the Company's common stock. However, since the holders of these notes may have the right to rescind their investment under Sections 15 and 29 of the Securities Act of 1934, the accompanying financial statements do not reflect the conversion of these notes to equity. In connection with this funding, the Company also paid a placement fee of 140,000 shares of the Company's stock.

3.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Mcglen will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a loss of approximately $1.0 million for the nine months ended September 30, 2001 and had a negative working capital of approximately $2.8 million as of September 30, 2001. The Company's independent certified public accountants have expressed substantial doubt about Mcglen's ability to continue as a going concern.

The Company has taken a number of steps to eliminate unprofitable business. In July 2000, the Company refocused its efforts on its key customer base and on SKU's where the Company believes it has a competitive advantage. As a result, sales declined from Q2 2000 levels and as of November 14, 2001, the Company laid-off approximately 70% of its workforce. In addition, certain positions, warehouse and call center physical space requirements, and telephone usage have been reduced as a result of moving Mcglen's operations into Lan Plus'facility, and the sharing staff and space as set forth under the interim operating agreement between Mcglen and Lan Plus.

In September 2001, the Company stopped making payments on certain leases, with unpaid balances of approximately $107,000 and stopped paying interest on its line of credit. As a result, the Company is currently in default on these leases and the line of credit. Management is negotiating with the lessors and lender to come to a mutually agreeable payment for the remaining unpaid lease obligation and the amount due under the line of credit. The Company has recorded the remaining balance due under the leases as a current liability. Certain of these leases, with an unpaid balance of approximately $60,000, and the line of credit, are guaranteed by the Company's founders/majority shareholders.

The Company is dependent upon funding from Lan Plus for its working capital and credit needs. The Company believes Lan Plus will continue to advance Mcglen funds as needed; however, there can be no guarantee that Lan Plus will continue to provide funding. If Lan Plus were to stop funding the Company's working capital needs, Mcglen would have to lay off most of its workforce and probably cease operations.

4.  RECENT ACCOUNTING PROUNCEMENTS

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

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Mcglen has marketing and promotion programs that include web advertising, hyperlink allegiances, portal alliances, and direct one-to-one marketing.

The Company purchases a almost all of its products from Lan Plus. Mcglen has no long-term contracts or arrangements with Lan Plus that guarantee the availability of merchandise. If Lan Plus were to stop selling to the Company, or were to stop providing credit to the Company, Mcglen would have to curtail its operations, lay off most of its workforce, and possibly cease operations.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statements of operations. There can be no assurance that the trends in sales growth or operating results will continue in the future.

                                                                       PERCENTAGE OF NET SALES
                                                                       -----------------------
                                                 THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------  -------------------------------
                                                       2001         2000                  2001         2000
                                                     --------     --------              --------     --------
Net sales                                              100.0%       100.0%                100.0%       100.0%
Cost of sales                                           90.3         91.2                  89.0         90.4
                                                     ---------    ---------             ---------    ---------
Gross profit                                             9.7          8.8                  11.0          9.6
Operating expenses                                      16.2         40.9                  19.0         24.0
Non cash compensation and financing expenses             0.3          7.7                   1.4          3.0
                                                     ---------    ---------             ---------    ---------
Loss from operations                                    (6.9)       (39.8)                 (9.4)       (17.4)
Interest expense                                         0.4          1.8                   1.3          0.7
                                                     ---------    ---------             ---------    ---------
Loss before income taxes and extraordinary item         (7.3)       (41.6)                (10.7)       (18.1)
Provision for income taxes                               -            -                     -            -
                                                     ---------    ---------             ---------    ---------
Loss before extraordinary item                          (7.3)       (41.6)                (10.7)       (18.1)
Extraordinary item - gain on debt settlements            -            -                     4.0          -
                                                     ---------    ---------             ---------    ---------
Net loss                                                (7.3%)      (41.6%)                (6.7%)      (18.1%)
                                                     =========    =========             =========    =========

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Net sales decreased by $228,000, or 4.2%, to $5.3 million for the period ended September 30, 2001, compared to $5.5 million for the period ended September 30, 2000. The decrease in net sales was primarily a result of the Company's decision in July 2000 to focus its efforts on the business to business sector (B2B), a return to a focus on products where the Company has a niche in the marketplace and where the Company believes it has a strategic advantage in product procurement and distribution, and a shift away from the business to consumer market (B2C) market. In addition, in July 2001, the Company closed its Techsumer.com web site and redirected its traffic to Mcglen.com.

Gross profit increased by $27,000 or 5.6% to $508,000 for the period ended September 30, 2001, compared to $481,000 for the period ended September 30, 2000. The increase in gross profit was directly related to a change in the Company's product mix away from memory and CPU's to systems, motherboards, and other products as the Company focused its operations on the business to business sector. Gross profit as a percentage of sales actually increased to 9.7% for the period ended September 30, 2001, compared to 8.8% for the period ended September 30, 2000. The increase in the gross profit margin was directly related to the change in the Company's operations, away from lower margin B2C customers, memory and CPU's.

On a forward-looking basis, future gross profit margins may decline from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended September 30, 2001. Although the Company believes it provides a high level of value added services, pricing and gross profit could be negatively impacted by the activities of larger Internet resellers and other sales channels.

Operating expenses decreased by $1.8 million or 67.4%, to $869,000 for the three months ended September 30, 2001, from $2.7 million for same period in the prior year. The decrease in operating expenses was attributable to a decrease in personnel costs associated with the decreased sales volume, a decrease in advertising costs resulting from decreased spending on the placement of Company's websites on various shopping comparison search engines, decreased credit card processing fees with lower sales volume as well as a decrease in the rate charged by the Company's credit card processor, and decreased rent and telephone charges. Advertising decreased by approximately $760,000, or 87.9%, as Mcglen decreased spending, primarily price comparison search engines and product placements on websites. Payroll and related costs decreased by approximately $170,000, or 37.8%, for the three months ended September 30, 2001 compared to the same quarter of 2000,as Mcglen consolidated positions and reduced head count.

Rent decreased by $20,000 as Mcglen moved out of its facilities in Tustin, California and transferred its operations to Lan Plus' facility. Stock compensation charges decreased by approximately $460,000, or 96.7% as Mcglen did not issue stock or stock options at below market prices in 2001. As a result of the Company's decline in sales, credit card processing and phone charges decreased by approximately $20,000 and $50,000, respectively, or 12.7% and 88.9%, respectively, for the three months ended September 30, 2001 compared to the same period in 2000. Depreciation and amortization expense decreased by approximately $49,000 or 40.4% due to assets purchased in 1999 becoming fully depreciated. Finally, professional fees decreased by approximately $100,000 for the three months ended September 30, 2001 as compared to the same period in prior year.

Interest expense decreased by $78,000 for the three months ended September 30, 2001 as compared to the same period in 2000 due to decreased borrowings in 2001.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Net sales decreased by $8.7 million, or 35.4%, to $15.9 million for the nine months ended September 30, 2001, compared to $24.6 million for the nine months ended September 30, 2000. The decrease in net sales was primarily a result of the Company's decision in July 2000 to focus its efforts on the business to business sector (B2B), a return to a focus on products where the Company has a niche in the marketplace and where the Company believes it has a strategic advantage in product procurement and distribution, and a shift away from the business to consumer market (B2C) market.

Gross profit decreased by $623,000 or 26.3% to $1.7 million for the nine months ended September 30, 2001, compared to $2.4 million for the same period in the prior year. The decrease in gross profit was directly related to the decrease in net sales as the Company focused its operations on the business to business sector (B2B), a return to a focus on products where the Company has a niche in the marketplace and where the Company believes it has a strategic advantage in product procurement and distribution, and a shift away from the B2C market in July 2000. Gross profit as a percentage of sales increased to 11.0% for the nine months ended September 30, 2001, compared to 9.6% for the nine months ended September 30, 2000. The increase in the gross profit margin was directly related to the change in the Company's operations in July 2000, away from lower margin B2C customers, memory and CPU's.

Operating expenses decreased by $3.4 million or 51.5%, to $3.2 million for the nine months ended September 30, 2001, from $6.6 million for same period in the prior year. The decrease in operating expenses was attributable to a decrease in personnel costs associated with the decreased sales volume, a decrease in advertising costs resulting from decreased spending on the placement of Company's websites on various shopping comparison search engines, decreased credit card processing fees with lower sales volume as well as a decrease in the rate charged by the Company's credit card processor, and decreased stock compensation expense relating to options and stock issued to consultants and employees, and decreased telephone charges. Advertising decreased by approximately $1,200,000, or 74.8%, as Mcglen decreased spending, primarily price comparison search engines and product placements on websites. Payroll and related costs decreased by approximately $700,000, or 41.2%, for the nine months ended September 30, 2001 compared to the same period of 2000, as Mcglen consolidated positions and reduced head count. Mcglen employed more than 100 staff as of July 1, 2000 as compared to less than 30 at September 30, 2001. Stock compensation charges decreased by approximately $530,000, or 72.3% as Mcglen did not issue any stock or stock options at below market prices in 2001 and several employees who were issued options at lower than market prices left the Company in Spring 2000. Finally, as a result of the Company's decline in sales, credit card processing and phone charges decreased by approximately $290,000 and $130,000, respectively, or 36.9% and 65.2%, respectively, for the nine months ended September 30, 2001 compared to the same period in 2000.

Interest expense increased by approximately $20,000 due to higher average borrowings for the nine months ended September 30, 2001 as compared to the same period in the prior year. There were no gains on debt settlements in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital need has been the funding of operations and working capital requirements created by its rapid growth. Historically, the Company's primary sources of financing have been private placements of stock and borrowings from its stockholders, private investors, and financial institutions. Cash used by operations was approximately $1.3 million for the nine months ended September 30, 2001. Cash was used to fund the Company's loss from operations.

The Company has incurred a loss from operations during the last twenty four months and had a working capital deficit and shareholders' deficit at September 30, 2001.

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

In September 2001, the Company stopped making payments on certain leases, with unpaid balances of approximately $107,000 and stopped paying interest on its line of credit. As a result, the Company is currently in default on these leases and the line of credit. Management is negotiating with the lessors and lender to come to a mutually agreeable payment for the remaining unpaid lease obligation and the amount due under the line of credit. The Company has recorded the remaining balance due under the leases as a current liability. Certain of these leases, with an unpaid balance of approximately $60,000, and the line of credit, are guaranteed by the Company's founders/majority shareholders.

The Company is dependent upon funding from Lan Plus for its working capital needs. The Company believes Lan Plus will continue to advance Mcglen funds as needed; however, there can be no guarantee that Lan Plus will continue to provide funding. If Lan Plus were to stop funding the Company's working capital needs, Mcglen would have to lay off most of its workforce and probably cease operations.

During the nine months ended September 30, 2001, the Company's capital expenditures were approximately $0, compared to $73,000 in 2000, primarily for computer software and hardware.

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

The Company incurred a net loss from operations for the three and nine months ended September 30, 2000, and had a working capital deficit of over $2.8 million and shareholders' deficit of approximately $3.2 million at September 30, 2001. The Company will require additional equity and/or debt capital in order to meet future working capital needs and to accomplish its combined short-term and long-term business objectives, including the completion of its merger with Lan Plus.

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

The Company has taken a number of steps to conserve its available cash and eliminate unprofitable business. In July 2000, the Company refocused its efforts on its key customer base and on SKU's where the Company believes it has a competitive advantage. As a result, sales have declined and the Company laid-off approximately 70% of its workforce. In addition, certain positions and facility needs have been reduced as a result of moving into Lan Plus' facility and sharing staff and space as set forth under the interim operating agreement between Mcglen and Lan Plus.

BUSINESS FACTORS

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. In addition, there can be no assurances that momentum in the Company's sales will be sustained, that the nine month trends for sales will continue in future periods, or that the Company's Internet sales will continue to grow. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from our expectations include competition from companies either currently in the market or entering the market; competition from other Internet, catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for computer and computer related products; reliance on the Company's vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth from time to time in the Company's SEC reports, including but not limited to those set forth in the section entitled "Certain Factors Affecting Future Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

                                      Mcglen Internet Group, Inc.


Date: November 19, 2001               By /s/ Grant Trexler
                                      ---------------------------------
                                      Grant Trexler
                                      Chief Financial Officer

                                      (Duly Authorized Officer of the Registrant and Principal Financial Officer)