Form 10-K
period 2001-12-31
NORTHGATE INNOVATIONS  INC
filed 2002-04-16
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                          Commission File No.: 0-27878

                           NORTHGATE INNOVATIONS, INC.
                     (FORMERLY MCGLEN INTERNET GROUP, INC.)
                (Name of registrant as specified in its charter)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant on April 12, 2002 was approximately $5,125,814 (computed on the basis of $0.60 per share, the last reported sale price for shares of the Company's Common Stock on the OTC Bulletin Board as of such date).

         As of April 12, 2002, the registrant had outstanding 18,961,162 shares of Common Stock.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.

         ITEM 1.   BUSINESS OF NORTHGATE.......................................1
         ITEM 2.   DESCRIPTION OF PROPERTY....................................22
         ITEM 3.   LEGAL PROCEEDINGS..........................................23
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........23

PART II.

         ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...23
         ITEM 6.   SELECTED FINANCIAL DATA....................................24
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS..................................25
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.31
         ITEM 8.   FINANCIAL STATEMENTS.......................................31
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE........................31

PART III.

         ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                   PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.31
         ITEM 11.  EXECUTIVE COMPENSATION.....................................32
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.................................................35
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............36

PART IV.

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K...................................................38

SIGNATURES.

Financial Statements and Supplementary Data.

                                     PART I

ITEM 1.  BUSINESS OF NORTHGATE

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

GENERAL

As used in the following section, "Northgate," "Mcglen," "we," "the Company" and "our" refer to Northgate Innovations, Inc. (formerly known as Mcglen Internet Group, Inc.) and our subsidiaries including Western Technologies, Inc., Mcglen Micro, Inc. and AMT Components, Inc. unless the context requires otherwise. We were incorporated in Delaware in May 1994. In March 1995, we changed our name to Wanderlust Interactive, Inc., and in May 1998, we changed our name to Adrenalin Interactive, Inc. On December 2, 1999, we completed a reverse acquisition with Mcglen Micro, Inc. in which the stockholders of Mcglen Micro, Inc. acquired control of the Company. As a result of the acquisition, each share of Mcglen Micro, Inc. was converted into 0.0988961 shares of our common stock, with 2,548,553 shares being issued. On December 17, 1999, we changed our name to Mcglen Internet Group, Inc. On March 15, 2002, we changed our name to Northgate Innovations, Inc.

On March 20, 2002, Lan Plus Corporation ("Lan Plus") completed a reverse acquisition with Mcglen in which the stockholders of Lan Plus acquired control of Mcglen. As a result of the acquisition, each share of Lan Plus was converted into approximately 3.128 shares of our common stock, with approximately 14,113,000 shares being issued (after consideration of the reverse split). In addition, immediately prior to the close of the merger, the Company also instituted a 10:1 reverse stock split and the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million were converted to common stock eliminating the debt; the stock was then retired to Treasury and cancelled. The Company will report combined operations with Lan Plus beginning with its 10-Q for the period ended March 31, 2002.

On March 28, 2002, we changed our ticker symbol on the OTC Bulletin Board to "NGTE." Our executive offices are located at 16700 Gale Avenue, City of Industry, California 91745. Our Internet address is http://www.Mcglen.com. Information contained on our web site is not, and should not be considered, part of this filing.

BUSINESS

The Company is a brick and mortar developer, manufacturer and distributor of innovative PCs, peripherals, software, and over 100,000 computer products. The Company specializes in selling its computers through Television Shopping Networks, Mail Order Catalog Companies and large Electronic Chain Stores as well as targeting specific business-to-business and business-to-consumer markets through the Internet. Our operations division, which includes a call center, sourcing, warehousing, fulfillment, accounting, business development and information technology, supports order processing, logistics, customer service, financial transactions and core technology for our business divisions located in the City of Industry, California. Our business divisions include sales, marketing, content management, product management and service management teams focused on building unique customer experiences for each business division.

We currently offer more than 100,000 computer products on our two operating on-line retail web sites: Mcglen.com and AccessMicro.com. We offer different mixtures of computing technology, entertainment and communications products on these web sites based on the different target market segments' buying patterns. Mcglen.com, launched in May 1996, and AccessMicro.com, launched in June 1996, have both achieved Customer Certified Gold Merchant status on BizRate.com, an independent on-line retail rating guide. Moreover, Gomez Advisor, an independent business rating guide, consistently ranks Mcglen.com and AccessMicro.com among the top 31 sites to purchase computing products on the Web in their Internet Computer Store Scorecard.

RECENT DEVELOPMENTS

On October 11, 2000, we entered into an agreement and plan of merger with Lan Plus Corporation. Lan Plus is a manufacturer of both private-label and branded turnkey computer products and services, with over ten years of operating history. On March 21, 2001, we entered into an amended and restated merger agreement that, among other things, eliminated certain conditions to closing contained in the original merger agreement. The amended and restated merger agreement was subsequently amended several times, ending on March 14, 2002. Upon the close of the merger on March 20, 2002, Lan Plus shareholders received approximately 3.128 shares of Mcglen common stock for each Lan Plus share they owned, and owned approximately seventy-five (75%) of the outstanding stock of Mcglen (after taking into account a 10:1 reverse split that took place immediately prior to the close of the merger). In addition, the Company changed its name to Northgate Innovations, Inc. Pursuant to the merger agreement, upon close of merger, the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million was converted to common stock eliminating the debt; the stock was then retired to Treasury and cancelled. The Company will report combined operations with Lan Plus beginning with its 10-Q for the period ended March 31, 2002.

Andy Teng, founder, Chairman and Chief Executive Officer of Lan Plus, became the Chief Executive Officer and Chairman of the Board of the combined company and Richard Shyu, previously Vice President of Lan Plus became President of the combined company. Grant Trexler, previously Mcglen's Chief Financial Officer, became Chief Financial Officer of the combined company. Two of Mcglen's founders, Mike Chen and Alex Chen, assumed management positions within the new company. Mike Chen also remained on the Company's Board of Directors.

DISCONTINUED OPERATIONS

In connection with the reverse acquisition of Adrenalin Interactive, Inc. in December 1999, our board of directors voted to discontinue the operations of Western Technologies, Inc., Adrenalin's operating subsidiary. Western principally developed video games for use with Sony, Nintendo and Sega video game consoles pursuant to funded contracts with video game developers, entertainment titles for PCs and electronic toys including interactive, Web-powered toys that are refreshed from a PC via the Internet. Western also created interactive television games for digital set-top boxes and published or licensed PC games in 24 countries and 15 languages. We completed two of the software development contract obligations conducted by Western during the second quarter of 2000. Two other contracts were terminated. An additional contract was assigned to Western's former Vice President of Operations for completion, releasing Mcglen from any further contractual liability. However, we are still responsible for any product liability issues that may arise from the two completed contracts.

INTERNET INDUSTRY BACKGROUND

The Internet allows millions of consumers and businesses to share information and conduct business electronically. International Data Corporation ("IDC") estimates that the worldwide Internet economy will reach $2.8 trillion by 2003.

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

INTERNET STRATEGY

Our goal is to create and operate market-focused on-line, retail and wholesale businesses. We will continue to expand our existing operating business divisions by enhancing brand recognition, building awareness to our web sites, and increasing the products and services offerings provided on the web sites. We intend to capitalize on our existing technology backbone and operations infrastructure by promoting our web sites to new customers while developing and implementing programs to retain our current customers. We intend to create synergy among our operating businesses, and with Lan Plus, to maximize return on investment.

WEB SITES

We believe our market-focused web sites provide unique on-line experiences to different target market segments. Based on the target market segment's expectations and requirements, each of our web sites' content design and product mixture maximizes the perceived value of our offerings. Mcglen.com offers computing technology products, targeting information technology professionals. AccessMicro.com offers computing technology products, targeting small businesses. We believe ease of use is essential in any successful web site. To provide a simple and convenient purchasing experience, we developed key features for our operating web sites. The key features of our web sites include:

         o BROWSING - We have categorized our current offering of more than 100,000 products into product groups, categories and subcategories. Links to product groups and categories are placed on each page for convenient "one-click" access. Special sections are created for special offers and promotional products to enhance exposure for hot selling, high margin products that we update daily.

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

INTERNET MARKETING

Our Internet marketing strategy is to promote and increase brand awareness of our current storefronts, including AccessMicro.com (a marketplace for small business) and Mcglen.com (a marketplace for IT professionals). Through various incentive programs and customer care and support, we also intend to build customer loyalty and encourage repeat purchases.

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

ON-LINE AND TRADITIONAL ADVERTISING

We have implemented a broad-based, multi-media advertising campaign that includes both on-line and traditional advertising, designed to drive high-value traffic to our web sites. Our current on-line advertising focuses on a variety of web sites that have a proven ability to drive buyers to our sites. These partners have typically included PriceWatch, Ziff Davis, CNET and various smaller partner sites. Additionally, efforts in direct marketing in resulted in high levels of success through e-mail marketing as well as a weekly promotional newsletter. We believe our newsletter to be very effective in informing subscribers of the latest and the best products available today.

Clicktrade.com, a site of Link-Exchange, is our primary outsource partner to support our affiliate program. We pay Link-Exchange on a per-click basis to affiliate partners. Our affiliate program has been in place since early 1998, and we increased our exposure in the Link-Exchange network aligning ourselves with additional affiliate partners in 2000 and 2001.

MERCHANDISING

We currently host two sites with product compositions including computing, entertainment and communication products. By utilizing these sites (www.Mcglen.com and www.AccessMicro.com), we have the ability to gear our marketing campaigns to different segments of the market-- the small office/home office market and the IT professionals market. The merger with Lan Plus will allow us to expand our marketing reach through their web sites, Lan-plus.com, epcdirect.com and myshoppingclub.com.

Our approach to merchandising allows Mcglen to offer each segment of our target audience a unique shopping experience, giving Mcglen the advantage of pricing flexibility, the ability to offer our customers only what is relevant to their needs, focused cross-selling and up-selling of products, and the potential of expanding our products and services to each one of these markets.

By utilizing distinct web sites, we are also able to tailor a unique shopping experience for each segment of our target audience. For example, targeting IT professionals, our Mcglen.com site offers a clean design and easy access, together with a no-nonsense functionality, that allows these customers to find their desired products and purchase them in the shortest amount of time possible.

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

Since Mcglen already has concentrated customer bases, we are able to expand our services to best benefit each individual market. Mcglen will continue to add products and services that will enhance, rather than fragment, the shopping experience of each individual market segment. These advantages are in addition to the advantages Mcglen and other e-tailers already enjoy over traditional retailers, such as: the ability to instantly change prices when our costs change, a virtually unlimited amount of display and shelf space, and the ability to offer our customers much greater access to product information.

CUSTOMER SERVICE

We believe that our ability to establish and maintain long-term relationships with our customers, and to encourage repeat visits and purchases, depends, in part, on the strength of our customer support and service operations as well as our staff. We seek to achieve frequent automated e-mail communication with our customers to continually improve customer service for our stores and services. We offer toll-free phone numbers and e-mail addresses for sales, technical support, return merchandise and general customer service. Many of our competitors only offer e-mail support. We will continue to acquire new tools and technology to improve customer satisfaction.

WAREHOUSING, FULFILLMENT AND DISTRIBUTION

We obtain our products from a network of distributors, wholesalers, manufacturers and software publishers. In 2001, more than 50% of our products were purchased through Lan Plus. A substantial amount of products that we carry in inventory is purchased and shipped "on demand" (that is, after we receive orders, we purchase products required to fill orders received). We "cross dock" on a daily basis (that is, receive products from vendors and ship those same products to customers the same day). We carry approximately seven days' worth of inventory in house. We also rely on our distributors and wholesalers to ship products directly to our customers. Our distribution partners, such as Ingram Micro, Battery-Biz, Viking Components, and Transcend Information Systems, have distribution centers throughout the United States and can fulfill a majority of in-stock products within 24 hours. We have established strategic partnerships with manufacturers to custom-configure personal computers based on our customer's requirement and ship the configured system directly to our customers.

TECHNOLOGY

Our site management, search, customer interaction, transaction processing and fulfillment systems consist of a combination of our own proprietary technologies and third-party technology. We may enhance the capability and scalability of our systems through acquisition of new third-party technologies and in-house development. The software applications we use have the capability for accepting and verifying orders, managing orders, creating customer interaction instructions, automatically selecting fulfillment methods, assigning inventory to customer orders, managing shipment of products to customers, recording tracking numbers, and authorizing and charging customer credit cards with address verification.

The hosting of our Web servers is subcontracted to an Internet data center specialist, Exodus Communications, Inc. Exodus has an extensive national network backbone with redundant Internet connections to multiple Internet access points, a secure physical environment, climate control and redundant power supply. Exodus provides Mcglen access to the facility 24 hours a day, seven days a week. Exodus also monitors our Web servers continuously.

COMPETITION

Although the electronic commerce industry is still in its infancy, it has matured substantially in recent years as witnessed by the consolidation of its major players. Many of our competitors have either gone out of business or been acquired by other firms through bankruptcy. Furthermore, we have seen competition arise from manufacturers and suppliers who have not traditionally sold their products through the Internet.

We currently compete with a variety of companies that sell computer, electronics and communication products to consumers and businesses through a variety of media. These companies are larger and have more financial resources than we do and include:

         o Traditional catalog-based merchants that have developed a significant electronic commerce offering, such as CDW Computers Centers, Inc., Micro Warehouse, Inc., Insight Enterprises, Inc., Multiple Zones International, Inc. and PCMall, Inc.;

         o Companies with electronic commerce sites such as, Buy.com Inc., Dell Computer Corporation and NECX Office;

         o Companies offering Internet auctions, such as uBid, Inc., Amazon.com, Inc., Yahoo! Inc., and eBay Inc.;

         o Companies whose primary business is not on-line retailing but who derive significant revenue from electronic commerce, including America Online, Inc., Yahoo! Inc. and QVC, Inc.;

         o Traditional retailers of personal computer products such as CompUSA, Inc.;

         o Manufacturers such as Dell Computer Corporation and Gateway, Inc. who sell directly to the consumer via the Internet;

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

SALES TAX

We currently collect sales tax on sales of products delivered to residents in the state of California and dropped shipped from Ingram Micro to residents of Massachusetts. Various states have tried to impose on direct marketers the burden of collecting sales taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods from out of state locations by parcel post and interstate common carriers. It is possible that legislation may be passed to supersede the Supreme Court's decision, or that the Court may change its position. Additionally, it is uncertain whether any new rules and regulations may be adopted, in terms of sales tax collection obligations, to govern electronic commerce companies as the industry continues its growth. The imposition of new sales tax collection obligations on Mcglen in states to which we ship products would result in additional administrative expenses to Mcglen. More importantly, though, we may lose one of our most competitive advantages in terms of a higher total price of products for our customers.

GOVERNMENT REGULATION

We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. There are currently few laws or regulations directly applicable to commercial on-line services or the Internet. However, due to the increasing popularity and use of commercial on-line services and the Internet, it is possible that a number of laws and regulations may be adopted. These laws and regulations may cover issues including, for example, user privacy, pricing and characteristics and quality of products and services. Moreover, the applicability to commercial on-line services and the Internet of existing laws governing issues including, for example, property ownership, libel and personal privacy is uncertain and could expose Mcglen to substantial liability. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business.

In addition, because our services and products are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject Mcglen to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our web site or prosecute Mcglen for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

The Internet Tax Freedom Act (ITFA) currently bars state or local governments from imposing taxes that would subject on-line commerce transactions to taxation in multiple states. The ITFA does not prohibit state or local taxation of on-line commerce products or services that would otherwise be taxed, such as in states where a company has a physical presence. The ITFA also provides for the establishment of a commission to study on-line commerce and to recommend a fair method of taxing Internet transactions. We cannot be certain that upon expiration of the ITFA, we will not be subject to further taxation by state or local governments on the sale of merchandise.

EMPLOYEES

As of April 12, 2002, all of our employees had been transferred to Northgate Innovations, Inc. Approximately 25 full-time employees and 1 part-time employee are employed by Northgate and directly contributed to the fulfillment of orders for Mcglen.com and AccessMicro.com . We consider our employee relations to be good. None of our employees is represented by a labor union, and we have experienced no work stoppages. Competition for qualified personnel in the electronic commerce industry is intense, particularly for software development and other technically-oriented positions.

RESEARCH AND DEVELOPMENT

During the years ended December 31, 2001, 2000 and 1999, $0, $28,000 and $91,000
was expensed, respectively, for research and development related to our web sites. As of December 31, 2001, there was $264,000 capitalized software development costs; accumulated amortization of $264,000 has been recorded for these assets.

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

WE INCURRED SIGNIFICANT LOSSES IN 2001, 2000 AND 1999.

We incurred a loss of $1.3 million in 2001, $5.7 million in 2000, and $3.5 million in 1999. As of December 31, 2001, we had a working capital deficit of approximately $1.8 million and a stockholders' deficit of approximately $2.7 million. On a pro forma basis (after consideration of debt conversions and the repayment of leases payable in March 2002) we had a working capital deficit of approximately $0.5 million and a stockholders' deficit of approximately $1.5 million at December 31, 2002. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2001, indicating there is substantial doubt regarding our ability to continue as a going concern. There can be no assurance that we will be profitable in the future. Furthermore, future profits, if any, will be dependent on many factors, including, but not limited to, our ability to return our operations to profitability in a timely manner, the need for additional financing, and competition from other electronic commerce retailers. If we are not able to significantly improve our operating results, we may be required to cease or substantially curtail our operations.

OUR STOCK IS TRADED ON NASD'S OVER THE COUNTER ELECTRONIC BULLETIN BOARD

Our securities trading is conducted in the NASD's OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to purchase, dispose of, and obtain accurate quotations as to the value of, our securities.

In addition, since the trading price of our common stock is less than $5.00 per share, trading in the common stock is also be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under that rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including requirements that they:

         o make an individualized written suitability determination for the purchaser; and

         o receive the purchaser's written consent prior to the transaction.

The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, any equity security not traded on an exchange or quoted on Nasdaq SmallCap that has a market price of less than $5.00 per share), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our securities and the ability of purchasers of our stock to sell their securities in the secondary market.

WE HAVE A SIX YEAR ON-LINE OPERATING HISTORY THAT PROVIDES LITTLE INFORMATION WITH WHICH TO EVALUATE OUR ELECTRONIC COMMERCE BUSINESS.

There is little information on which to evaluate our business and prospects as an electronic commerce company. An investor in our common stock must consider the risks and difficulties that early-stage companies frequently encounter in the new and rapidly evolving market of electronic commerce. Such risks for Mcglen include:

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

We incurred substantial losses from operations in 2001, 2000 and 1999. As of December 31, 2001, we had an accumulated deficit of $10.5 million. We may continue to incur net losses in the foreseeable future. We will need to generate additional revenues to achieve profitability, and to maintain that profitability if it is achieved.

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

         o the development, announcement or introduction of new sites, services or products by Mcglen or by our competitors;

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

OUR REVENUES DEPEND ON THE NUMBER OF TIMES CUSTOMERS MAKE PURCHASES AT OUR ON-LINE STORES.

The amount of sales at our on-line stores depends in part on the number of customers, the competitiveness of our prices and the availability of merchandise from our suppliers. We cannot forecast the number of our future customers, the future pricing strategies of our competitors or the future availability of merchandise with any degree of certainty. It is clear, however, that if the number of customers does not increase, if our gross margins decrease or if the amount of merchandise available to Mcglen decreases substantially, our business will suffer. Because of these and other factors, we believe that period-to-period comparisons of our historical results of operations are only partial indicators of our future performance.

OUR OPERATING RESULTS MAY FLUCTUATE DEPENDING ON THE SEASON.

We expect to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Retail sales in the traditional retail industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters; revenue is typically lowest in the second quarter of the year. As a result of this and other factors, our operating results in one or more future quarters may fluctuate and, therefore, period-to-period comparisons of our historical results of operations may not be good indicators of our future performance.

WE MAY SUFFER SYSTEMS FAILURES AND BUSINESS INTERRUPTIONS.

Our success, especially our ability to receive and fulfill customer orders, largely depends on the efficient and uninterrupted operation of our computer and telephone communications systems. Almost all of our computer and communications systems are located at a single leased facility. We have experienced temporary power failures and telecommunications failures from time to time at this facility. Our systems are vulnerable to damage from fire, earthquakes, floods, power loss, telecommunications failures, break-ins and other events. Despite any precautions we may take, the occurrence of natural disasters or other unanticipated problems could cause system interruptions, delays and loss of critical data and could prevent Mcglen from providing services. Moreover, although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptions. Any of these events could lead to interruptions or delays in service, loss of data or the inability to accept and confirm customer orders. Generally, we do not have redundant systems or a formal disaster recovery plan, and our coverage limits on our property and business interruption insurance may not be adequate to compensate Mcglen for losses that may occur.

WE FACE RISKS OF CAPACITY CONSTRAINTS.

Our revenues depend to a significant degree on the number of customers who use our on-line stores to buy merchandise. We depend on the satisfactory performance, reliability and availability of our web sites, transaction-processing systems, network infrastructure, customer support center, and delivery and shipping systems. These factors are critical to our reputation, our ability to attract and retain customers and to maintain adequate customer service levels, and our operating results. Our on-line stores have experienced periodic temporary capacity constraints from time to time, and we continue to experience capacity constraints at our customer support center primarily related to inbound customer telephone inquiries. Capacity constraints could prevent customers from gaining access to our on-line stores or our customer support center for extended periods of time and decrease our ability to fulfill customer orders or decrease our level of customer acquisition or retention. Such constraints would also decrease the appeal of our on-line stores and decrease our sales. If the amount of traffic, the number of orders or the amount of traffic to our web sites increases substantially, we may experience capacity constraints and may need to further expand and upgrade our technology, transaction-processing systems and network infrastructure. We may be unable to sufficiently predict the rate or timing of increases in the use of our on-line stores to enable Mcglen to quickly upgrade our systems to handle such increases. In addition, we may be unable to increase our capacity at our customer support center to handle the amount of current or future customer telephone inquiries.

WE FACE RISKS RELATING TO SYSTEMS DEVELOPMENT.

We are heavily dependent on our technological systems, some of which were not designed for electronic commerce but have been modified by Mcglen for that use. In the future, we may also upgrade and expand our systems to add automated customer service, proactive e-mail and customer feedback features to provide enhanced customer service, more complete customer data and better management reporting information. These efforts would require Mcglen to integrate newly developed and/or purchased technologies into our systems and to hire more engineering and information technology personnel in the future. If we are unable in a timely manner to hire required personnel, to add new software and hardware, or to upgrade our existing systems to handle increased traffic, we could experience unanticipated system disruptions, slower response times, degraded customer service and a decrease in our ability to fulfill customer orders.

THE ELECTRONIC COMMERCE MARKET IS INTENSELY COMPETITIVE.

The electronic commerce industry is new, rapidly evolving and intensely competitive. Several e-commerce companies have failed in the past eighteen months, some with larger financial resources than Mcglen. We may not be successful in competing against our present and future competitors. It is not difficult to enter the electronic commerce market, and current and future competitors can launch new electronic commerce web sites at relatively low cost. We expect competition in electronic commerce to increase as retailers, suppliers, manufacturers and direct marketers who have not traditionally sold computer products and consumer goods directly to consumers through the Internet enter this market segment. Furthermore, competition has increased to the extent that mergers and acquisitions result in electronic commerce companies with greater market share and revenues. Increased competition, or failure by Mcglen to compete successfully, is likely to result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs, loss of market share, or any combination of these problems.

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

WE RELY HEAVILY ON CERTAIN MANUFACTURERS, DISTRIBUTORS AND SUPPLIERS.

We rely heavily on certain manufacturers, distributors and suppliers to supply Mcglen with merchandise for sale at our on-line stores. We cannot assure you that we will be able to develop and maintain satisfactory relationships with such parties on acceptable commercial terms, or that we will be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable Mcglen to conduct our business effectively. We acquire products for sale both directly from manufacturers and indirectly through distributors and suppliers. Purchases from Ingram Micro Inc., a distributor of computers and related products, accounted for approximately 12% and 24% of our aggregate merchandise purchases for 2001 and 2000. Purchases from Lan Plus Corporation accounted for more than 50% of our aggregate merchandise purchases for 2001. We have no long-term contracts or arrangements with manufacturers, distributors or suppliers that guarantee availability of merchandise for our on-line stores. We cannot assure you that current manufacturers, distributors and suppliers will continue to sell merchandise to Mcglen or otherwise provide merchandise for sale by Mcglen or that we will be able to establish new manufacturer, distributor or supplier relationships that ensure merchandise will be available for sale by Mcglen. We also rely on many of our distributors and suppliers to ship merchandise to customers. We have limited control over the shipping procedures of these distributors and suppliers, and such shipments have often been subject to delays.

WE RELY HEAVILY ON CERTAIN OTHER THIRD PARTIES, INCLUDING INTERNET SERVICE PROVIDERS AND TELECOMMUNICATIONS COMPANIES.

Our operations depend on a variety of third parties for Internet access, telecommunications, operating software, order fulfillment, merchandise delivery and credit card transaction processing. We have limited control over these third parties, and we cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms. We cannot assure you that the quality of products and services that they provide will remain at the levels needed to enable Mcglen to conduct our business effectively.

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

WE MAY EVENTUALLY BE REQUIRED TO COLLECT SALES TAX FROM MOST OR ALL OF OUR CUSTOMERS.

We currently collect sales tax on sales of products delivered to residents in the state of California and drop-shipped from Ingram Micro to residents of Massachusetts. Various states have tried to impose on direct marketers the burden of collecting sales taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods from out-of-state locations by parcel post and interstate common carriers. It is possible that legislation may be passed to supersede the Supreme Court's decision, or that the Court may change its position. Additionally, it is uncertain whether any new rules and regulations may be adopted, in terms of sales tax collection obligations, to govern electronic commerce companies as the industry continues on its explosive pace of growth. The imposition of new sales tax collection obligations on Mcglen in states to which we ship products would result in additional administrative expenses to Mcglen. More importantly, though, we may lose one of our most competitive advantages because of a higher total price of products for our customers.

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

WE FACE RISKS RELATING TO OUR INVENTORY.

We directly purchase the majority of the merchandise that we sell at our on-line stores. We assume the inventory, inventory obsolescence and price erosion risks for products that we purchase directly. These risks are especially significant because much of the merchandise we sell at our on-line stores (for example, computer hardware, software and consumer electronics) is characterized by rapid technological change, obsolescence and price erosion. In the recent past we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss. It is impossible to determine with certainty whether an item will sell for more than the price we pay for it. Because we rely heavily on purchased inventory, our success will depend on our ability to liquidate our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value, and our ability to manage customer returns and the shrinkage resulting from theft, loss and mis-recording of inventory. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.

MOST MERCHANDISE SOLD BY MCGLEN CARRIES A WARRANTY FROM THE MANUFACTURER OR THE SUPPLIER, AND WE ARE NOT OBLIGATED TO ACCEPT MERCHANDISE RETURNS.

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

WE FACE RISKS RELATED TO EXPANSION INTO NEW SERVICES AND BUSINESS AREAS.

To increase our revenues, we will need to expand our operations over time by promoting new or complementary products or by expanding the breadth and depth of our product or service offerings. If we expand our operations in this manner, we may require significant additional development resources and such expansion may strain our management, financial and operational resources. We may not significantly benefit in such expansion from the Mcglen brand name or from the early entry advantage that we have experienced in the on-line computer products market. Gross margins attributable to new business areas may be lower than those associated with our existing business activities. We cannot assure you that our expansions into new product categories, on-line sales formats or products or service offerings will be timely or will generate enough revenue to offset their costs. Also, any new product category or product or service offering that is not favorably received by consumers could damage our brand reputation.

ELECTRONIC COMMERCE POSES SECURITY RISKS TO MCGLEN.

A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely upon encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. Mcglen has experienced security breaches in the past. Although we believe current security measures are adequate, we cannot assure you that our security measures will prevent future security breaches, and such breaches could expose Mcglen to operating losses, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. A party who is able to circumvent our security measures could steal proprietary information or interrupt our operations. We may need to spend a great deal of money and use other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of on-line transactions and the privacy of users may also inhibit the growth of the Internet generally, and the World Wide Web in particular, especially as a means of conducting commercial transactions.

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

In the systems and software industries, it is common that companies receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. We may from time to time be notified of claims that we may be infringing upon patents, copyrights or other intellectual property rights owned by third parties. Companies may pursue claims against Mcglen with respect to the alleged infringement of patents, copyrights or other intellectual property rights owned by third parties. Although we believe we have not violated or infringed upon any intellectual property rights and have taken measures to protect our own rights, there is no assurance that we will avoid litigation. Litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources away from the day-to-day operation of our business.

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

We also rely on a variety of technologies that we license from third parties, such as the database and Internet commerce server applications that we license. We cannot assure you that these third-party technology licenses will continue to be available to Mcglen on commercially reasonable terms. If we lose any such licenses, or if we are unable to maintain or obtain upgrades to any of these licenses, it could delay completion of our proprietary software enhancements until equivalent technology is identified, licensed or developed, and integrated.

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

WE MAY BECOME SUBJECT TO MORE BURDENSOME GOVERNMENT REGULATION.

We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. There are currently few laws or regulations directly applicable to commercial on-line services or the Internet. However, due to the increasing popularity and use of commercial on-line services and the Internet, it is possible that new laws and regulations may be adopted. These laws and regulations may cover issues including, for example, user privacy, pricing and characteristics and quality of products and services. Moreover, the applicability to commercial on-line services and the Internet of existing laws governing issues including, for example, property ownership, libel and personal privacy, is uncertain and could expose Mcglen to substantial liability. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business.

In addition, because our services and products are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject Mcglen to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our web site or prosecute Mcglen for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

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

WE FACE RISKS ASSOCIATED WITH MAINTAINING THE VALUE OF OUR DOMAIN NAMES.

We currently hold various Web domain names relating to our brand, including the Mcglen.com and AccessMicro.com domain names. We cannot assure you that we will be able to acquire or maintain relevant domain names in all jurisdictions in which we conduct business. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of our brand and our trademarks and other proprietary rights.

VOLATILITY IN THE UNITED STATES STOCK MARKET, THE NASD OTC MARKET AND THE TECHNOLOGY SECTOR, AS WELL AS OTHER FACTORS, MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products introduced by Mcglen or our competitors and other events or factors. Recently, the stock market in general and the shares of Internet-related companies in particular have experienced significant price fluctuations. The market price may continue to fluctuate significantly in response to various factors, including without limitation:

         o        quarterly variations in operating results;

         o        the announcement of technological innovations;

         o        the announcement of management changes;

         o the introduction of new services by Mcglen and its competitors;

         o        changes in estimates by securities analysts;

         o        market conditions in the industry;

         o        announcements and actions by competitors;

         o limited trading volume of our securities on the Over-the-Counter Bulletin Board;

         o        regulatory and judicial actions; and

         o        general economic conditions.

A SUBSTANTIAL PORTION OF OUR STOCK IS HELD BY LAN PLUS CORPORATION SHAREHOLDERS.

Upon completion of our reverse merger with Lan Plus Corporation in March 2002, its shareholders, Andy Teng, Richard Shyu and the Lan Plus Corporation ESOP influence all fundamental matters affecting Mcglen. As of April 15, 2002, these three entities/persons controlled approximately 75% of the total combined voting power of the outstanding common stock. Accordingly, they are able to wield considerable influence in, among other things, determining the outcome of corporate decisions, effecting corporate transactions (including mergers, consolidations and the sale of all or substantially all of our assets), or preventing or causing a change in control in the company.

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

THE ISSUANCE OF ADDITIONAL PREFERRED STOCK COULD AFFECT VOTING RIGHTS OR DELAY OR PREVENT A CORPORATE TAKEOVER.

Our Board of Directors is authorized to determine the rights and restrictions granted to and imposed upon our preferred stock. They can decide the number of shares of any series of preferred stock and the designation of any such series. Our Board of Directors may authorize and issue additional preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. In addition, the potential issuance of preferred stock may:

         o have the effect of delaying, deferring or preventing a change in control of the company;

         o discourage bids for the common stock at a premium over the market price of the common stock; and

         o        adversely affect the market price of the common stock.

SHARES ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE.

The issuance of further shares and the eligibility of issued shares for resale will dilute our common stock and may lower the price of our common stock. There were 18,961,162 common shares issued and outstanding as of April 12, 2002. In addition, approximately 360,000 stock options and warrants were outstanding at December 31, 2001, most of which were fully vested. Moreover, we may issue additional shares in acquisitions and may grant additional stock options to our employees, officers, directors and consultants under our stock option plan.

IF MCGLEN AND LAN PLUS DO NOT INTEGRATE THEIR OPERATIONS QUICKLY AND EFFECTIVELY, SOME OR ALL OF THE POTENTIAL BENEFITS OF THE MERGER MAY NOT BE REALIZED.

In order to achieve the benefits of the merger, Mcglen must successfully combine its business with Lan Plus' business and make Lan Plus' technologies, products and services operate together with Mcglen's technologies, products and services. This integration may require the partial or wholesale conversion or redesign of some or all of the technologies, products and services of either Mcglen or Lan Plus. The companies may not be able to integrate their technologies and operations quickly or smoothly, in which case serious harm to the combined company's business, financial condition and prospects may result. Integrating the two businesses will entail significant diversion of management's time and attention. In addition, the combined entity may be required to spend additional money and resources on integration issues that would otherwise be spent on developing its business and services or other matters.

THE SUCCESS OF THE COMBINED COMPANY DEPENDS IN PART ON THEIR ABILITY TO RETAIN KEY PERSONNEL AFTER THE MERGER, AND WE MAY NOT BE ABLE TO DO SO.

The success of the combined company after the merger depends in part on the continued service of key Lan Plus and Mcglen personnel. Despite its efforts to hire and retain quality employees, the combined company might lose some of Lan Plus' and Mcglen's key employees following the merger. Mcglen and Lan Plus have different corporate cultures. Some Lan Plus and Mcglen employees may be unwilling to work for the combined company. Competitors may also recruit Lan Plus or Mcglen employees during integration, as is common in high technology mergers. In addition, some Lan Plus employees will acquire significant amounts of Mcglen common stock in the merger. As a result, the companies may be required to provide significant incentives for some of Lan Plus' employees to remain with the combined company.

Similarly, the future performance of the combined company depends on its continuing ability to attract and retain highly qualified technical and managerial personnel following the merger. Competition for qualified management, engineering, technical, sales and marketing employees is intense. If Lan Plus or Mcglen employees leave as a result of the merger or if the combined company cannot attract and retain qualified personnel, the combined company's business would be harmed.

THE MERGER COULD HARM KEY THIRD PARTY RELATIONSHIPS.

Present and potential relationships of Mcglen and Lan Plus with customers and other third parties with whom they have relationships may be harmed by the merger. Uncertainties following the merger may cause these parties to delay decisions regarding these relationships. Any changes in these relationships could harm the combined company's business. In addition, Lan Plus customers may, in response to the announcement of the merger, delay or defer decisions concerning Lan Plus. Lan Plus could experience a decrease in expected revenue as a consequence of customers' uncertainties associated with the merger. Any delay or deferral in those decisions by Lan Plus customers could have a material adverse effect on Lan Plus' or the combined company's business.

FROM TIME TO TIME LAN PLUS HAS INVESTED IN SHORT SALES OF SECURITIES

Lan Plus' management routinely invests the company's excess operating funds in the stock market. From time to time, management invests these funds in short sales of stock which they typically cover within 60 days of the date of the short purchase. Short sales typically have a higher degree of risk than traditional stock purchases and management attempts to limit the concentration of short sales in the company's overall invested and cash portfolio. At December 31, 2001 and 2000, approximately $426,000 and $460,000, respectively, was invested in short sales of common stock and unrealized losses of $102,000 and $51,000, respectively, were recorded on these investments. Management covered the December 31, 2000 short sales in January 2001, recording a gain of $9,000.

                        BUSINESS OF LAN PLUS CORPORATION

GENERAL

Lan Plus Corporation (Lan Plus or the "Company") is a leading marketer of personal computers ("PCs") and related products and services. Lan Plus manufactures, markets and supports a broad line of desktop PCs, servers and workstations used by individuals, families, businesses, government agencies and educational institutions. The Company also offers diversified products and services such as software, peripherals, Internet access service and support programs.

Lan Plus' strategy is to deliver the best value to customers by offering quality, high-performance PCs and other products and services employing the latest technology at competitive prices and by providing outstanding service and support.

BUSINESS OPERATIONS

Lan Plus' business model is based on delivering turnkey drop-ship programs allowing our channel partners, allowing its channel partners in catalog, TV Shopping and Retail Chain Stores, to market PCs with no inventory risk while maximizing its partners' and the Company's profit. This concept, together with its flexible, build-to-order manufacturing process, enables Lan Plus to achieve high inventory turnover, reduced inventory levels, and allows the Company to rapidly incorporate new technologies and components into its product offerings.

Lan Plus has sold over one million PCs to date, and maintains a database of its customers to provide a broader range of services to these customers. Lan Plus maintains a web site at www.lan-plus.com, as well as epcdirect.com and myshoppingclub.com. The lan-plus.com web site offers information about new product offerings and technical support advice. In addition, regular surveys of customers also provides Lan Plus valuable marketing, service and product information.

PRODUCTS AND SERVICES

The Company's PC Systems business develops, markets, manufactures, sells and supports a wide range of high performance desktop systems and network servers under the Lan Plus, Northgate, Protek, e-Pcdirect, and Netway brand names. Lan Plus also sells, resells and supports a variety of additional peripherals, software and services. Systems built by the Company use microprocessors manufactured by Intel Corporation and Advanced Micro Devices. Lan Plus offers pre-configured PC's with differing memory and storage configurations, and various operating systems and application software, as well as built-to-order systems. The Company also offers a variety of hardware components and peripherals to complement its desktop systems and network servers, including monitors, modems, graphics cards, accelerators, and CD-ROM and DVD drives. In addition, Lan Plus offers numerous hardware services and e-services, many through third party service providers. Phone support, and web-based support and services, are available 24 hours a day, seven days a week, 365 days per year.

TECHNICAL SUPPORT

Technical support and customer service representatives respond to a variety of inquiries from customers, including questions concerning product offerings, order status and post-installation hardware and software issues. Many inquiries are resolved over the telephone without the need to repair or replace system components. When repairs are necessary, Lan Plus may ship a replacement part or system and advise customers via telephone regarding installation.

Alternatively, customers may elect to ship a system directly to Lan Plus for repair. Technical support services are also provided through the Company's web sites. These services enable customers to access system-specific information and recent software updates for many of the software programs and drivers included with the computer systems. In addition, many of systems are sold with system diagnostic and repair software that has been optimized for the Company's products.

SALES AND MARKETING

End-user customers are comprised primarily of small- and medium-sized businesses, governmental entities and private consumers. In general, similar sales and marketing approaches across all of these different customer groups, as the demand levels of the various groups respond similarly to changes in market prices and overall general economic conditions.

Lan Plus markets its systems primarily through high profile business partners in retail, catalog, telemarketing, and other industries. The Company also sells a limited number of systems through customer-direct relationships supported by advertising, direct mail, telephone sales, field sales representatives, and its web sites.

INTERNET BUSINESS - ACCESS AND E-COMMERCE

In April 1999, Lan Plus announced a wide-ranging relationship with the Microsoft Network, Inc. (MSN) intended to accelerate distribution of each company's products and services, including joint Internet service on either Lan-Plus.com or MSN offered by Lan Plus in connection with product sales. This agreement was terminated in 2001. The Company currently sells Earthlink or NetZero Internet service bundled with its systems.

The Internet has emerged as a global platform that allows millions of people to share information, communicate and conduct business. International Data Corporation, or IDC, estimates that there were approximately 144 million Internet users worldwide at the end of 1998 and that the number of users will grow to approximately 602 million by the end of 2003. The increased availability of compelling media content on the Internet has enabled the Internet to compete with traditional media such as television and radio for the attention of consumers and serve as an effective channel for marketing goods and services.

The PC is the primary means by which consumers access the Internet. According to IDC, PCs accounted for approximately 95% of the access devices connected to the Internet in the United States at the end of 1998. The increase in the number of people with Internet access that was enabled by the proliferation of lower-priced PCs has fueled the growth of Internet shopping, or e-commerce.

Lan Plus is committed to refining and extending the advantages of its business model by moving even greater volumes of product sales, service and support to the Internet. The Internet provides greater convenience and efficiency to customers and, in turn, to the Company.

CUSTOMERS

Lan Plus develops and utilizes its customer relationships to understand end-users' needs and to deliver high quality computer products and services tailored to meet those needs. For large corporate and institutional customers, the Company works with the customer prior to the sale to plan a strategy to meet that customer's current and future technology needs. After a sale, it begins a direct relationship with the end user by establishing customer service and technical personnel contact with the customer, often on a pro-active basis. Lan

Plus also establishes direct relationships with small-to-medium businesses and individuals, through account representatives, telephone sales representatives or Internet contact. These direct customer relationships provide information about customers' plans and requirements and enable the Company to weigh customers' needs against emerging technologies.

For the year ended December 31, 2001, approximately 66% of Lan Plus' gross revenues were from sales of PCs through channel partners drop-shipped to consumers. This concentration of sales allows the Company to maintain a low-cost infrastructure while establishing preferred vendor status with large leading retailers. Lan Plus intends to continue to sell the majority of our PCs and monitors to a limited number of large customers for the foreseeable future.

The growth in Lan Plus' net sales and earnings to date has resulted primarily from the sale of desktop PCs to individuals, home offices, small businesses and corporate customers, and to governmental entities and educational institutions in the U.S. market. Sales and earnings have also grown due to the ongoing diversification of the Company's revenue stream with the introduction and expansion of new products and services, including software, peripheral devices, Internet access and general merchandise. Management believes that most of our continued growth will come from four areas: (a) the domestic consumer market, including the developing market for family-use PCs such as Internet Appliances and Home Networking; (b) businesses and institutions, including home offices, small to medium-size businesses, as well as Fortune 1000 companies, governmental entities and educational institutions; (c) the continued expansion of our general merchandise offerings; and (d) the expansion of service and product offerings to customers, including Internet access, e-commerce, and peripherals.

MANUFACTURING

Lan Plus operates manufacturing facilities in City of Industry, California. The Company's manufacturing process consists of assembly, functional testing and quality control of its computer systems. Production teams are used to assemble most of the Company's desktop PCs with each member of a production team trained to do several tasks, increasing flexibility and efficiency. Testing and quality control processes are also applied to components, parts and subassemblies obtained from suppliers. The Company's build-to-order manufacturing process is designed to allow it to quickly produce customized computer systems and to achieve rapid inventory turnover and reduced inventory levels, which lessens exposure to the risk of declining inventory values. This flexible manufacturing process also allows Lan Plus to incorporate new technologies or components into product offerings quickly. Each PC is shipped from the Company's manufacturing facilities ready-for-use, with an operating system and application software already installed.

Quality control is maintained through the testing of components, parts and subassemblies at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems and information from our customers obtained through our direct relationships and service and support programs. Lan Plus' desktop computer manufacturing operations have been assessed and certified as meeting the requirements of the International Organization for Standardization
(ISO) 9002. ISO 9002 certification recognizes compliance with international standards for quality assurance.

PRODUCT DEVELOPMENT

Lan Plus' expenditures on research, development and engineering in each of the last three years were less than 1% of net sales. The Company maintains close and cooperative relationships with many of its suppliers and with other technology developers. These working partnerships allow Lan Plus to use its business model and build-to-order manufacturing process to deliver, on a timely and cost-effective basis, those emerging technologies that are most relevant to its customers. These relationships have also enabled Lan Plus to evaluate the latest developments in PC technology and to quickly introduce new products and new product features to the market. Lan Plus believes that its strong relationships with suppliers will continue to give it access to new technology and enhance the Company's ability to bring the latest technology to market on a timely basis. Direct relationships with customers also enable Lan Plus to obtain valuable market information, which it uses to assist in developing new product offerings.

Lan Plus must evaluate, obtain and incorporate new hardware, software, storage, communications and peripherals technologies that are primarily developed by others while taking steps to ensure that new products are compatible with industry standards and that they meet cost objectives based on competitive pricing targets.

PRODUCT QUALITY, WARRANTIES AND TECHNICAL SUPPORT

Lan Plus believes PC customers have in recent years become increasingly sophisticated in their purchasing decisions, with quality and reliability becoming increasingly important. The Company works closely with its suppliers to develop high-quality components, manufactured to Lan Plus specifications. Lan Plus believes that customers judge quality by evaluating the performance and reliability of a company's products, as well as a company's ability to provide comprehensive service and support for its PCs.

Lan Plus believes product warranties are an important part of achieving customer satisfaction and maintaining its image. In general, it provides a 30-day money-back guarantee for customer returns. Shipping and handling charges to and from the customer are non-refundable. Lan Plus provides competitive warranty packages on all of their manufactured products, ranging from one year to five years. In many cases, customers have the option of customizing their limited warranty to suit their particular needs.

On-line support solutions combine preloaded, automated system-repairing software and online diagnostic and computer maintenance programs to deliver automated technical support for Lan Plus customers.

Lan Plus provides a number of other basic technical support options to its customers through their web sites, as well as through a variety of other methods, including e-mail, fax and telephone support. Many of these technical support options are available to customers without charge.

PATENTS, TRADEMARKS AND LICENSES

Lan Plus works closely with PC component suppliers and other technology developers to stay abreast of the latest developments in PC technology and has obtained patent licenses for some technologies where these licenses are necessary or advantageous, some of which require significant royalty payments. In addition, it has entered into nonexclusive licensing agreements with Microsoft Corporation for various operating system and application software, as well as various software licensing agreements with other companies.

From time to time, other companies and individuals assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry or our business. We evaluate each claim relating to our products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology nor do these agreements protect us from trade secret, copyright or other violations by us or our suppliers in developing or selling these products.

COMPETITION

The PC industry is highly competitive, especially with respect to pricing and the introduction of new products and product features. Lan Plus competes primarily by expanding the total available market with flexible services, while avoiding conflict in "high volume but low profit channels".

Lan Plus competes with a number of personal computer manufacturers including Dell Computer, Inc., Gateway, Inc., Compaq Computer Corporation, Hewlett-Packard Company, e-Machines, Systemax, among others. These manufacturers sell their products through different combinations of national and regional distributors, dealers, value-added resellers, retail stores and through the direct channel.

Most of Lan Plus' current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a substantially larger installed base of customers than they do. In addition, many of its competitors have nationally-known brands or well-established relationships and have extensive knowledge of our industry. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address consumer needs or to combine hardware product and service offerings. The introduction of low-priced PCs combined with the brand strength, extensive distribution channels and financial resources of the larger PC vendors may cause Lan Plus to lose market share.

Competitive factors in our markets include logistics, on-line technical support and services, Call Center management, OEM relationships with major component manufacturers, price, new technology, variety of products, software and features, marketing and sales capability.

SEASONALITY

Operating results have been subject to seasonality and to quarterly and annual fluctuations. Factors involved include new product developments or introductions, availability of components, changes in product mix and pricing and product reviews and other media coverage. Historically, sales have increased in the third and fourth quarters due, in part, to back-to-school and holiday spending.

EMPLOYEES

As of April 12, 2002, Lan Plus had approximately 166 regular employees. It has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

FACILITIES

Lan Plus' corporate headquarters and distribution facility is located in City of Industry, California. The Company leases approximately 58,000 square feet pursuant to a lease that expires in 2013, unless terminated earlier or extended. Under the terms of the lease, Lan Plus makes monthly payments of approximately $30,000 to its CEO, who owns the property.

GOVERNMENT REGULATION

Lan Plus' business is subject to regulation by various federal and state governmental agencies including the U.S. Federal Communications Commission, the U.S. Federal Trade Commission, Department of Justice, the U.S. Department of Commerce and the U.S. Consumer Products Safety Commission.

Some risks of costs and liabilities related to environmental matters are inherent in Lan Plus' business, and its operations are subject to federal, state and local environmental regulatory requirements relating to environmental and waste management. Lan Plus periodically generates and handles limited amounts of materials that are considered hazardous waste under applicable law and contracts for the off-site disposal of these materials. Lan Plus management believes its business is operated in compliance with applicable environmental regulations.

BACKLOG

Lan Plus does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period. Levels of unfilled orders for systems fluctuate depending upon component availability, demand for some products, the timing of large volume customer orders and production schedules. Customers frequently change delivery schedules and orders depending on market conditions and other reasons.

ITEM 2.  DESCRIPTION OF PROPERTY

In December 2000, we moved our operations to a 50,000 square foot warehouse owned by Lan Plus Corporation, of which we were subleasing less than 2,000 square feet. We also leased approximately 13,140 square feet of office space in Los Angeles, California, pursuant to a non-cancelable lease that expired on January 31, 2002. Approximately 50% of such office space was subleased to a former Vice President of Western Technologies, Inc. under a sublease which expired in September 2001. In September 2001, the Company stopped paying the remaining $22,000 in lease payments required under the lease. Management has begun the process of placing Western in Chapter 7 bankruptcy; the unpaid lease commitments are included in net current liabilities of discontinued operations at December 31, 2001.

The Company believes that its present facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently a party to any pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Northgate's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "NGTE." On March 28, 2002, Mcglen changed its ticker symbol from MIGS to NGTE in connection with the consummation of the reverse merger with Lan Plus Corporation. The following table sets forth the range of the high and low closing sales prices for Mcglen's common stock, for the periods indicated, as reported by the Nasdaq SmallCap Market (for periods on and prior to April 12, 2001) and the Over-the-Counter Bulletin Board (for periods after April 12,
2001). The effect of the Company's March 2002 10:1 reverse stock split is not reflected in the table below. Quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions:

                                                   Price Range of Common Stock
                                                   ---------------------------
                                                     High               Low
                                                     ----               ---
               Year Ended December 31, 2000
               ----------------------------
               FIRST QUARTER                        $5.31                $3.31
               SECOND QUARTER                        3.63                 1.03
               THIRD QUARTER                         1.81                 0.50
               FOURTH QUARTER                        1.09                 0.13

               Year Ended December 31, 2001
               ----------------------------
               FIRST QUARTER                        $0.88                $0.16
               SECOND QUARTER                       $0.33                $0.10
               THIRD QUARTER                        $0.27                $0.09
               FOURTH QUARTER                       $0.21                $0.07

On April 12, 2002, the closing price of the Company's Common Stock as reported on the Over the Counter Market was $0.60 per share. On April 12, 2002, there were 304 holders of record of our Common Stock.

The Company has never paid cash dividends on its Common Stock, and does not anticipate paying cash dividends on its Common Stock in the future. The Company intends to retain its earnings to finance the growth and development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from the financial statements of the Company, which have been prepared in accordance with United States generally accepted accounting principles. The consolidated financial statements of the Company for the years ended December 31, 1999, 2000 and 2001, and as of December 31, 1999, 2000 and 2001, and the related report of BDO Seidman LLP are included elsewhere in this report. The financial statements as of December 31, 1998 and 1997, and for the years then ended, have been derived from financial statements audited by Singer Lewak Greenbaum & Goldstein LLP. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere in this report.

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                        1997           1998           1999          2000            2001
                                                        ----           ----           ----          ----            ----
                                                                     (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales ......................................      $  3,661       $ 11,525       $ 27,494       $ 30,145       $ 21,231
Cost of sales ..................................         2,991          9,707         25,425         27,136         18,936
                                                      ---------      ---------      ---------      ---------      ---------
Gross profit ...................................           670          1,818          2,069          3,009          2,295
Selling, general and administrative ..........             520          1,779          5,549          8,461          4,006
                                                      ---------      ---------      ---------      ---------      ---------
Income (loss) from operations ...............              150             39         (3,480)        (5,452)        (1,711)
Interest (income) expense ...................               (2)           (20)            31            517            235
                                                      ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes and
   extraordinary item ..........................           152             59         (3,511)        (5,969)        (1,946)
Provision for income taxes .....................             3              1              1              1              1
                                                      ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary item ........           149             58         (3,512)        (5,970)        (1,947)
Extraordinary item, gain on retirement of debt .             -              -              -            239            639
                                                      ---------      ---------      ---------      ---------      ---------
Net income (loss) ..............................      $    149       $     58       ($ 3,512)      ($ 5,731)      ($ 1,308)
                                                      =========      =========      =========      =========      =========

Basic and diluted income (loss) per share before
   extraordinary item ..........................      $   0.10              -       ($  1.11)      ($  1.88)      ($  0.55)
                                                      =========      =========      =========      =========      =========
Basic and diluted net income (loss) per share ..      $   0.10              -       ($  1.11)      ($  1.80)      ($  0.37)
                                                      =========      =========      =========      =========      =========
Weighted average shares of common stock
   outstanding:
   Basic and diluted ...........................         2,000          2,075          3,173          3,175          3,551
                                                      =========      =========      =========      =========      =========

                                                                  DECEMBER 31,
                                                                  ------------
                                             1997        1998         1999         2000          2001
                                             ----        ----         ----         ----          ----
Balance Sheet Data:
Cash and cash equivalents ..........      $   213      $   437      $   962       $     2       $    80
Working capital (deficit) ..........          150          168       (1,558)       (2,721)       (1,852)
Total assets .......................          548        1,100        3,304         1,528           915
Long-term debt and capital leases ..            -            -          416           958           992
Total stockholders' equity (deficit)          161          211         (864)       (3,099)       (2,653)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

OVERVIEW

Mcglen Internet Group (Mcglen or the Company), formerly Adrenalin Interactive, Inc. (Adrenalin), was acquired by Mcglen Micro, Inc. in December 1999 through a transaction in which the stockholders of Mcglen Micro, Inc. acquired control of the Company through a reverse acquisition. As a result of the acquisition, each share of Mcglen Micro, Inc. was converted into 0.09889611 shares of the Company, with approximately 2,548,600 shares being issued.

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

Mcglen Micro, Inc. was formed in May 1996 to sell computer products over the Internet. Mcglen has since grown into a global Internet retailer of computer hardware and peripheral products servicing individuals, small offices/home offices, and the corporate market. As an aggregator of hi-tech products, Mcglen offers over 100,000 stockkeeping units (SKUs) at its virtual superstore, www.Mcglen.com. The Mcglen.com superstore has been in operation for more than three years and already has brand recognition across 100,000 current customers.

Mcglen purchased AMT Component, Inc. (AMT) in March 1999, which operates the AccessMicro.com web site and sells similar products at typically lower price points. In November 1999, Mcglen opened the Techsumer.com website which focused on "technologically minded consumers," Mcglen closed this web site in 2001.

On March 20, 2002, the Company closed its merger with Lan Plus. At the closing of the merger, Lan Plus shareholders received a number of shares such that they now own approximately 75% of the Company. In addition, at the close of the merger, the Company also instituted a 10:1 reverse stock split and changed its name to Northgate Innovations, Inc. Pursuant to the merger agreement, upon close of merger, the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million was converted to common stock eliminating the debt; the stock was then retired to Treasury and cancelled. The Company will report combined operations with Lan Plus beginning with its 10-Q for the period ended March 31, 2002.

The Company purchases a substantial percentage of its products from a single distributor. Additionally, purchases from Lan Plus Corporation accounted for more than 50% of our aggregate merchandise purchases for 2001. Mcglen has no long-term contracts or arrangements with its vendors that guarantee the availability of merchandise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Mcglen's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, bad debts, inventories, intangible assets, financing operations, warranty obligations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Mcglen maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Mcglen's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Mcglen provides for the estimated cost of product warranties at the time revenue is recognized. While the products Mcglen sells are covered by third party manufacturer warranties, Mcglen may have products returned by customers that Mcglen may not be able to recover from the manufacturer. Returns of this nature have been immaterial in the past; however, should actual product failure rates increase or the manufacturers go out of business, Mcglen may be forced to cover these warranty costs and the costs may differ from Mcglen's estimates. Mcglen writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We assess the impairment of identifiable intangibles, and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

         o significant underperformance relative to expected historical or projected future operating results;

         o significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

         o        significant negative industry or economic trends.

When we determine that the carrying value of intangibles, and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

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

                                                              PERCENTAGE OF NET SALES
                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                         2001           2000          1999
                                                         ----           ----          ----
Net sales                                               100.00%       100.00%       100.00%
Cost of sales                                            89.19         90.02         92.47
                                                        -------       -------       -------
Gross profit                                             10.81          9.98          7.53
Operating expenses                                       17.67         24.86         17.46
Deferred compensation expenses                            1.20          3.20          2.73
Interest expense                                          1.11          1.72          0.11
                                                        -------       -------       -------
Loss before income taxes and extraordinary item          (9.17)       (19.80)       (12.77)
Provision for income taxes                                   -             -             -
                                                        -------       -------       -------
Loss before extraordinary item                           (9.17)       (19.80)       (12.77)
Extraordinary item                                        3.01          0.79             -
                                                        -------       -------       -------
Net loss                                                 (6.16%)      (19.01%)      (12.77%)
                                                        ========      ========      ========

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

Net sales decreased by $8.9 million, or 29.6%, to $21.2 million for the year ended December 31, 2001, compared to $30.1 million for the year ended December 31, 2000. The decrease in net sales was primarily a result of the Company's decision in July 2000 to focus its efforts on the business to business sector
(B2B), a return to a focus on products where the Company has a niche in the marketplace and where the Company believes it has a strategic advantage in product procurement and distribution, and a shift away from the business to consumer market (B2C).

Gross profit decreased by approximately $700,000 or 23.3% to $2.3 million for the year ended December 31, 2001, compared to $3.0 million for the same period in the prior year. The decrease in gross profit was directly related to the decrease in net sales as the Company focused its operations on the business to business sector (B2B), a return to a focus on products where the Company has a niche in the marketplace and where the Company believes it has a strategic advantage in product procurement and distribution, and a shift away from the B2C market in July 2000. Gross profit as a percentage of sales increased to 10.8% for the year ended December 31, 2001, compared to 10.0% for the year ended December 31, 2000. The increase in the gross profit margin was directly related to the change in the Company's operations in July 2000, away from lower margin B2C customers, memory and CPU's.

Selling, general and administrative expenses decreased by $4.5 million or 52.9%, to $4.0 million for the year ended December 31, 2001, from $8.5 million for the same period in the prior year. The decrease in operating expenses was attributable to a decrease in personnel costs associated with the decreased sales volume, a decrease in advertising costs resulting from decreased spending on the placement of Company's websites on various shopping comparison search engines, decreased credit card processing fees with lower sales volume as well as a decrease in the rate charged by the Company's credit card processor, and decreased stock compensation expense relating to options and stock issued to consultants and employees, and decreased telephone charges. Advertising decreased by approximately $1.3 million, or 73.6%, as Mcglen decreased spending, primarily price comparison search engines and product placements on websites. Payroll and related costs decreased by approximately $900,000, or 43.3%, for the year ended December 31, 2001 compared to the same period of 2000, as Mcglen consolidated positions and reduced head count. Mcglen employed more than 100 staff as of July 1, 2000 as compared to less than 30 staff at December 31, 2001. Stock compensation charges decreased by approximately $600,000, or 62.9% as Mcglen did not issue any stock or stock options at below market prices in 2001 and several employees who were issued options at lower than market prices left the Company in Spring 2000. Bad debt expenses decreased by $140,000 or 59.3% to less than $100,000 for the year ended December 31, 2001 due to the Company reducing its open account sales and tightening its credit policies. The majority of the Company's bad debt write-off in 2001 was related to funds held by the Company's former credit card processor. Investor relations expenses decreased by approximately $200,000 for the year ended December 31, 2001 to approximately $40,000 as compared to $260,000 for the year ended December 31, 2000. The Company decreased its IR budget due to its move to the OTC market and the Company's cash flow. Finally, as a result of the Company's decline in sales, credit card processing and phone charges decreased by approximately $300,000 and $160,000, respectively, or 32.6% and 68.8%, respectively, for the year ended December 31, 2001 compared to the same period in 2000. These two expense categories decreased more than sales due to synergies the Company was able to gain under its Interim Operating Agreement with Lan Plus Corporation.

Interest expense decreased by approximately $280,000 due to lower average borrowings for the year ended December 31, 2001 as compared to the same period in the prior year. There was $639,000 of gains on the settlements of debt for the year ended December 31, 2001 compared to $239,000 in 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

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

Selling, general and administrative expenses increased by $2.9 million or 51.8%, to $8.5 million for the year ended December 31, 2000, from $5.6 million for the prior year. The increase in operating expenses was attributable to an increase in personnel costs associated with the increased sales volume, an increase in advertising costs resulting from increased spending on the AccessMicro.com website acquired in March 1999 and a full year of advertising for the Techsumer.com website which was launched in November 1999. Advertising increased by approximately $872,000, or 96.4% as Mcglen increased spending during the first nine months of the year to promote its brand name awareness. Mcglen's advertising expenditures for the fourth quarter averaged approximately $65,000 per month. Mcglen conducted almost all of its advertising on the Internet, primarily through price comparison web sites. Additionally, Mcglen added additional facilities, staff and capital infrastructure to support its growth during the first seven months of 2000. Depreciation and amortization increased by approximately $216,000, or 125.6% due to the infrastructure development and twelve months of amortization of the intangible assets recorded in connection with the acquisition of AMT Components. The majority of the Company's fixed assets were placed in service during the second and third quarter of 1999. Payroll and related costs increased by approximately $527,000, or 34.2% in 2000 compared to 1999, as Mcglen hired mid-level managers and senior management. Non cash compensation charges of approximately $969,000, or 3.2% of sales, were recorded in 2000, an increase of $200,000 or 26.0%, compared to $769,000 in 1999, resulting from options granted and stock provided to employees, key management and consultants. As a result of the Company's growth, and its worsening financial condition, credit card processing and phone charges increased by approximately $175,000 and $41,000, or 22.1% and 21.9%, respectively, in 2000 compared to 1999.

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

For the periods from March 16, 1999 to December 31, 1999, and the years ended December 31, 2001 and 2000, the difference between the amount of income tax recorded and the amount of income tax benefit calculated using the federal statutory rate of 34% is due to net operating losses having a valuation allowance, due to uncertainties regarding our realization of these benefits in future years. Accordingly, no tax benefit has been provided for the periods ended December 31, 2000 or 1999.

As of December 31, 2001, Mcglen had federal and state net operating loss carryforwards of approximately $15.8 million and $10.8 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2021 for federal purposes and 2002 through 2006 for state purposes, if not utilized. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards prior to utilization.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss from operations for the years ended December 31, 2001, 2000 and 1999, has negative working capital and negative stockholders' equity. The Company's independent certified public accountants have included an explanatory paragraph in their opinion, expressing substantial doubt about the Company's ability to continue as a going concern. See Note 1 to Consolidated Financial Statements for additional information.

The Company's primary capital need has been the funding of operations and working capital requirements created by its rapid growth. Historically, the Company's primary sources of financing have been private placements of stock and borrowings from its stockholders, private investors, and financial institutions. Cash used by operations was $1.3 million in 2001, due to costs incurred to fund the Company's loss from operations.

During the year ended December 31, 2001, the Company had no capital expenditures as compared to $59,000 in 2000, primarily for computer software and hardware, and distribution equipment. An additional $18,000 in computer equipment was acquired through capital leases in 2000.

In September 2001, the Company stopped making payments on certain leases, with unpaid balances of approximately $168,000 and stopped paying interest on its $90,000 line of credit. As a result, the Company is currently in default on the line of credit. Management has negotiated settlements with the lessors on the remaining unpaid lease obligations, paid these settlements, and the leases were terminated in March 2002. Management is attempting to negotiate a settlement for the amount due under the line of credit. The Company recorded the remaining balance due under the leases as a current liability at December 31, 2001 and recorded a extraordinary gain of approximately $100,000 in March 2002 as a result of the lease settlements. The line of credit is guaranteed by the Company's founders/majority shareholders.

The Company has been dependent upon funding from Lan Plus for its working capital needs. Lan Plus funded the Company's working capital needs through the close of their merger on March 20, 2002.

During the fourth quarter of 2001, Mcglen used $28,000 for operating cash flow. Of this amount, $64,000 related to the write off of deposits held by the Company's credit card processor. During the third quarter of 2001, Mcglen used $157,000 for its operating cash flow. Although the Company operating losses have narrowed, Mcglen's ability to regain profitability is dependent upon its ability to increase net sales and its ability to control its costs. To the extent that Mcglen's marketing efforts do not result in significantly higher net sales, Mcglen will be materially adversely affected. There can be no assurance that sufficient revenues will be generated from the sale of its products to enable Mcglen to regain profitability on a quarterly or annual basis. In view of the rapidly evolving nature of Mcglen's business, Mcglen believes that period-to-period comparisons of its operating results, including gross profit and operating expenses as percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

In April 2000, the Company signed agreements that provided a $1.5 million convertible bridge loan and a $24 million equity line of credit. On January 26, 2001, the holder of the convertible loan note converted $508,000 of principal into 345,600 shares of common stock. In February 2002, the holder of the convertible loan note agreed to convert the remaining balance and accrued interest into common stock at $1.00 per share upon closing of the Company's merger with Lan Plus. In March 2002, the Company closed its merger with Lan Plus Corporation and issued 1,420,000 shares of common stock (after taking into consideration the Company's 10:1 reverse spilt) as satisfaction of conversion of the note. The $24 million equity line of credit was terminated in January 2001.

Prior to July 2000, the Company had two credit facilities of up to $1.0 million with financial institutions. The credit facilities functioned in lieu of a vendor trade payable for inventory purchases and are included in accounts payable. In October and December 2000, $400,000 of these lines were repaid, $126,000 of the outstanding balance was forgiven by the lender, and the remaining outstanding balances of these credit lines were converted into 62,000 shares of the Company's common stock, of which 35,500 shares were issued from the "Founders Pool", see below.

In August 2000, the Company entered into an agreement with Mcglen's Founders, Alex Chen, Mike Chen, and George Lee (the "Founders"), to provide up to 1 million shares of their stock ("Founders Pool"), or approximately one-half of their then current holdings, to assist the Company in raising capital to fund its operations, growth, and development of Mcglen, and mergers and acquisitions. The Founders made these shares available for an eighteen-month period and shares not used for permitted purposes at the end of that period were to be retained by the Founders. Under the agreement, the Founders are entitled to receive a fee equal to 5% of the amount of cash raised by the Company using the shares included in the pool. In conjunction with the closing of the merger with Lan Plus Corporation, the Company issued all of the shares in the Founders Pool and no shares were returned to the Founders.

In September 2000, the Company renegotiated the conversion price on a note it issued in June 1999 from $25.00 per share to $10.00 per share. The lender then agreed to convert the unpaid balance of the note, $100,000, and accrued interest of approximately $12,000, to common stock.

During October 2000, the Company repaid $200,000 of one of its lines of credit and converted $344,000 of this line into common stock at $10.00 per share, issuing 34,400 shares of common stock from the Founders Pool. In connection with this conversion, the Company also repriced warrants it had previously granted to this supplier at exercise prices of $41.30 to $55.00 per share to $10.00 per share. The Company recorded a gain of approximately $41,000 as forgiveness of debt associated with this transaction.

In October 2000, the Company converted approximately $553,000 in accounts payable to common stock at $10.00 per share. In connection with this transaction, the Company issued 55,300 shares of common stock from the Founders Pool and recorded a gain of approximately $72,000 as forgiveness of debt

In December 2000, the Company made a $200,000 payment on the outstanding balance under this line and issued 27,500 shares of common stock to satisfy the remaining outstanding balance. The Company recorded a gain of approximately $126,000 as forgiveness of debt associated with this transaction. In addition, the Company issued a warrant, valued at approximately $10,000, to purchase 13,750 shares of its common stock at a price of $2.60 per share to the lender. This warrant expired in December 2001.

On December 22, 2000, we entered into a financing agreement with Dillow & Dillow, Inc. Under the agreement, Dillow & Dillow introduced Mcglen to lenders that loaned Mcglen $700,000. The promissory notes for the loans were secured by a first priority security interest on all of our assets, and converted into 280,000 shares of our common stock, at a conversion price of $2.50 per share, on March 21, 2001.

During the first quarter of 2001, the Company settled approximately $645,000 of accounts payable and a note for $396,000 (included in net current liabilities of discontinued operations) for approximately $316,000 in cash. The Company also issued 23,100 shares of common stock and warrants to purchase 15,000 shares of common stock in connection with these settlements. The Company recorded a gain of approximately $611,000 in connection with these settlements. Finally, the Company received notice from several individuals of their conversion of $109,000 of notes, accrued interest, late fees and penalties into common stock pursuant to their note agreements. As a result, the Company issued 26,700 shares of common stock and warrants to purchase 13,300 shares of common stock at an exercise price of $10.00 per share. These warrants expire in February, 2004.

INFLATION

Inflation has not had a material impact upon operating results, and we do not expect it to have such an impact in the future. There can be no assurances, however, that our business will not be affected by inflation.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

In August 2001, the FASB issued SFAS 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

In June 2001, the FASB finalized SFAS 141, BUSINESS COMBINATIONS and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that Mcglen identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires Mcglen to complete a transitional goodwill impairment test six months from the date of adoption. Mcglen is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Management is currently assessing the impact of the adoption of SFAS 141 or SFAS 142 will have on the financial position, results of operations, and cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and long-term debt. At April 12, 2002, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not have any significant foreign currency exposure since it does not transact business in foreign currencies. Therefore, the Company does not have significant overall currency exposure at April 12, 2002.

ITEM 8.  FINANCIAL STATEMENTS

The information required by this item is contained in the financial statements listed in Item 14(a) under the caption "Consolidated Financial Statements" and commencing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION RELATING TO EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information relating to our current executive officers and directors*:

         Name             Age    Position
         ----             ---    --------
         Andy Teng         47    Chairman of the Board, Chief Executive Officer,
                                 Secretary and Director
         Richard Shyu      36    President and Director
         Mike Chen         29    Director
         Grant Trexler     40    Chief Financial Officer

ANDY TENG was elected our Chairman of the Board and Chief Executive Officer, Secretary and a director on March 20, 2002. He has served as Chairman of the Board and Chief Executive Officer of Lan Plus Corporation since March 1992. From March 1992 to September 2000, Mr. Teng also served as Lan Plus' President. Prior to purchasing Lan Plus, Mr. Teng was the President and principal shareholder of Syntax Computers, Inc. from 1987 to 1992. From 1985 to 1987, Mr. Teng was the President and principal shareholder of Anncoa Chemical Company. Mr. Teng holds Masters and Bachelor of Science degrees from Texas A&M University.

RICHARD SHYU was elected our President and to our board of directors on March 20, 2002. He has served as President of Lan Plus Corporation since September 2000, and as Lan Plus' Vice President of Sales and Marketing since 1996. Prior to joining Lan Plus in August 1992, Mr. Shyu served as the General Manager of DTC, Inc., a mainboard distributor located in Pico Rivera, California, servicing VARs, instructional buyers and regional retail chain stores for two years. From 1988 to 1990, Mr. Shyu co-owned and managed a real estate development company and also worked for Unisys Corporation designing Fault Tolerant SCSI Storage Systems for the financial industry. Mr. Shyu holds a Bachelor of Science degree in Electrical Engineering from California Polytechnic State University - Pomona and later continued his post graduate studies in Computer Engineering at the University of Southern California.

MIKE CHEN is one of our founders and served as our Chief Executive Officer from January 2001 until the election of Mr. Teng in March 2002. Mr. Chen has served as our President, Chief Technology Officer, and Secretary from May 1996 to March 2002. Mr. Chen has served as a director of the Company since May 1996. Prior to founding the Company in 1996, he was an independent software programmer. Mr. Chen received his Bachelor of Science in Electrical Engineering and Computer Science in 1995 from the University of California at Berkeley.

GRANT TREXLER has served as our Chief Financial Officer since January 2000. Prior to this, Mr. Trexler served as the Director of Finance and Administration for El Monte RV, the nation's second largest motor home rental dealer, beginning in July 1996. From August 1994 through May 1996, Mr. Trexler was the CFO of Creative Computers, which completed its initial public offering and one follow-on offering during this period. At Creative Computers, he was responsible for implementing internal accounting and budgeting systems, financial reporting, and financial due diligence. Prior to joining Creative, Mr. Trexler spent nine years at PricewaterhouseCoopers, most recently as a Senior Manager in its Mergers and Acquisitions group. Mr. Trexler holds Masters in Business Administration and Bachelor of Arts degrees from California Polytechnic State University - San Luis Obispo, and is a Certified Public Accountant.

* There are no family relationships among any of our directors or executive officers.

SECTION 16(a) REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, among others, to file certain beneficial ownership reports with the Securities and Exchange Commission. Based solely upon its review of filings provided to it by its directors and executive officers, the Company is aware of the following late filing: Alex Chen filed one late Form 4 reporting one transaction late.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the names, positions and annual compensation paid by Mcglen for the years ended December 31, 2001, 2000, and 1999, to George Lee, our Chief Executive Officer until January 12, 2001, Mike Chen, our Chief Executive Officer from January 19, 2001 to March 20, 2002, and Grant Trexler, our Chief Financial Officer.

                                                  SUMMARY COMPENSATION TABLE
                                                                                                       LONG TERM COMPENSATION
                                                            ANNUAL COMPENSATION                                AWARDS
                                                            -------------------                                ------
                                              Fiscal                                  All Other        Securities Underlying
Name and Position                              Year    Salary ($)    Bonus ($)    Compensation ($)          Options (#)
-----------------                              ----    ----------    ---------    ----------------          -----------
George Lee, former Chief Executive Officer     2001      26,923          -            1,000(2)                   -
                                               2000      65,700          -            2,000(2)                   -
                                               1999      49,000          -            1,800(2)               50,000(1)

Mike Chen, Chief Executive Officer             2001      78,461          -            2,000(2)                   -
                                               2000      65,700          -            2,000(2)                   -
                                               1999      49,000          -            1,800(2)               60,000(1)

Grant Trexler, Chief Financial Officer         2001      123,900      25,000          12,200(3)                  -
                                               2000      122,200         -            10,150(3)               15,000
                                               1999         -            -                -                      -

(1) In connection with the Company's reverse acquisition of Adrenalin in December 1999, all unvested options were canceled. Mr. Lee had 40,000 options and Mr. Chen 48,000 options canceled as a result thereof, after consideration of the Company's reverse spilt in March 2002.

(2) Reflects health insurance costs paid by the Company on Mr. Lee's and Mr. Chen's behalf.

(3) Reflects a health insurance allowance and an automobile allowance paid by the Company to Mr. Trexler.

The following table sets forth certain information with respect to all stock options granted by Mcglen during 1999, 2000 and 2001 to Messrs. Chen, Lee and
Trexler:

                                          OPTION GRANTS IN LAST FISCAL YEAR
                                                  INDIVIDUAL GRANTS

                                          Number of Securities     % of Total Options
                           Fiscal          Underlying Options     Granted to Employees   Exercise Price   Expiration
        Name                Year                 Granted             in Fiscal Year          ($/Sh)          Date
        ----                ----                 -------             --------------          ------          ----
Mike Chen                   2001                    -                       -                   -              -
                            2000                    -                       -                   -              -
                            1999                 60,000                  9.0%                $1.00        4/1/05(1)

George Lee                  2001                    -                       -                   -              -
                            2000                    -                       -                   -              -
                            1999                 50,000                  7.5%                $1.00        4/1/05(1)

Grant Trexler               2001                    -                       -                   -              -
                            2000                 15,000                  17.9%               $12.50         5/25/05
                            1999                    -                       -                   -              -

(1) In connection with the Company's reverse acquisition of Adrenalin in December 1999, all unvested options were canceled. Mr. Lee had 40,000 options and Mr. Chen 48,000 options canceled as a result thereof, after consideration of the Company's reverse spilt in March 2002.

The following table sets forth certain information with respect to the exercise of stock options during the three years ended December 31, 2001 and the value of unexercised stock options held by Messrs. Chen, Lee and Trexler at December 31, 1999, 2000 and 2001:

                                             AGGREGATED OPTION EXERCISES IN LAST
                                            YEAR AND YEAR-END (YE) OPTION VALUES

                                                                   Number of Securities
                                                                   Underlying Unexercised           Value of Unexercised
                      Fiscal     Shares Acquired      Value             Options at YE           In-the-Money Options YE ($)
       Name            Year      On Exercise (#)    Realized      Exercisable/Unexercisable      Exercisable/Unexercisable
       ----            ----      ---------------    --------      -------------------------      -------------------------
Mike Chen              2001           None             N/A                12,000/0                        12,000
                       2000           None             N/A                12,000/0                        22,500
                       1999           None             N/A                12,000/0                          -
George Lee             2001           None             N/A                10,000/0                        10,000
                       2000           None             N/A                10,000/0                        18,750
                       1999           None             N/A                10,000/0                          -
Grant Trexler          2001           None             N/A                15,000/0                          -
                       2000           None             N/A                15,000/0                          -
                        -               -               -                     -                              -

DIRECTORS' COMPENSATION

Non-employee directors receive a fee of $750 for each meeting of the Board attended, no additional fees for any meetings of any committee of the Board attended, and reimbursement of their actual expenses.

EXECUTIVE OFFICER EMPLOYMENT CONTRACTS

Upon completion of the reverse merger with Mcglen Micro, Inc. on December 2, 1999, the Company entered into a five-year employment agreement with Mike Chen. The agreement provided that Mr. Chen serve as our President and Chief Technology Officer or such other offices or positions as reasonably requested by the Company. From January 12, 2001 to March 20, 2002, Mr. Chen also served as our Chief Executive Officer. He received a base salary of $80,000 per year for his services plus certain benefits (company automobile, four weeks of vacation, paid medical insurance, and reimbursement for out-of-pocket expenses incurred in the course of our business). Mr. Chen terminated his employment contract upon completion of the merger with Lan Plus Corporation.

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

Upon completion of the reverse merger with Mcglen Micro, Inc., we entered into a three-year employment agreement with Alex Chen. The terms and conditions of this agreement were substantially identical with those of our agreement with Mike Chen, other than that the term of our agreement with A. Chen is three years, and
A. Chen is to serve as our Vice President of Business Development. Mr. A. Chen terminated his employment contract upon completion of the merger with Lan Plus Corporation.

On January 17, 2000 we entered into a three-year employment agreement with Grant Trexler. The agreement provided that Mr. Trexler serve as our Chief Financial Officer for a base salary of $130,000 per year and certain benefits (automobile allowance, two weeks of vacation, and reimbursement for medical insurance.). He was also entitled to receive a bonus of up to 10% of his salary and the option to purchase up to 15,000 shares of our common stock with an exercise price of $12.50 per share. Mr. Trexler terminated his employment contract upon completion of the merger with Lan Plus Corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 10, 2002, the number of shares of our common stock (after consideration of the Company's 10:1 reverse stock split that was effected prior to the close of the merger with Lan Plus) held of record or beneficially: (i) by each person who held of record, or was known by Mcglen to own beneficially, more than 5% of the outstanding shares of our common stock;
(ii) by each of our current executive officers and directors; and (iii) by all of our current executive officers and directors as a group:

                   NAME AND ADDRESS OF                          NUMBER OF         PERCENT OF OUTSTANDING SHARES OF
                    BENEFICIAL OWNER                         SHARES OWNED(1)               COMMON STOCK(2)
                    ----------------                         ---------------               ---------------
Andy Teng                                                       7,808,000                       41.2%
16700 Gale Avenue
City of Industry, CA 91745

Northgate Innovations, Inc.                                   4,223,182(2)                      22.3%
Employee Stock Ownership Plan (ESOP)
16700 Gale Avenue
City of Industry, CA 91745

Richard Shyu                                                    2,111,591                       11.1%
16700 Gale Avenue
City of Industry, CA 91745

AMRO International, S.A.                                      3,855,404(3)                      8.7%
c/o Ultra Finanz
P. O. Box 4401
Zurich CH-8022
Switzerland

Mike Chen                                                        408,295                        2.2%
16700 Gale Avenue
City of Industry, CA 91745

Grant Trexler                                                   90,252(4)                         *
16700 Gale Avenue
City of Industry, CA 91745

All current executive officers and                            10,418,138(4)                     54.9%
directors as a group (4 persons)


*        Less than 1%.

(1) Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares of our common stock have sole voting and dispositive power with respect to such shares.

(2) Consists of 1,350,000 shares of our preferred stock which are convertible into 4,223,182 shares of our common stock. Mr. Teng is the Trustee of the ESOP. Under the terms of the ESOP, the participating employees have the power to direct the voting of, as well as the tendering of in a cash tender offer or exchange offer, the shares of preferred stock that have been allocated to their accounts. The shares that have not been allocated to the participating employees account will be voted to the extent possible to reflect the voting or tender directions, as the case may be, received from employee participants with respect to the preferred stock allocated to their accounts. Mr. Teng disclaims beneficial ownership of the shares of preferred stock held by the ESOP.

(3)      Includes 37,245 shares issuable upon conversion of a warrant.

(4) Includes 15,000 shares purchasable by Mr. Trexler within 60 days upon exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BRIDGE LOAN FROM AMRO INTERNATIONAL, S.A.

On April 10, 2000, we received a bridge loan in the amount of $1,500,000 from AMRO International, S.A. (AMRO), and simultaneously issued a 10% Convertible Debenture (the "Debenture") whereby we promised to repay to AMRO the whole amount of the loan on September 31, 2001, plus 10% interest per annum payable quarterly. AMRO has the right, at any time after September 14, 2000, to convert the principal or any portion thereof, and any accrued but unpaid interest, into our common stock at a conversion price per share equal to 90% of the market price of the stock on the date of the conversion. On January 26, 2001, AMRO converted $508,000 of principal into 344,571 shares of our common stock. These shares have been registered under the Company's SB-2 registration statement that went effective March 21, 2001. In February 2002, AMRO agreed to convert the remaining balance and accrued interest into common stock at $1.00 per share upon closing of the Company's merger with Lan Plus. In March 2002, the Company closed its merger with Lan Plus Corporation and issued 1,420,000 shares of common stock (after taking into consideration the Company's 10:1 reverse spilt) to AMRO for the remaining unpaid balance and accrued interest under the convertible note.

In connection with the bridge loan, we issued a warrant (the "Warrant") to AMRO to purchase up to 37,245 shares of our common stock for $23.16 per share, 115% of the daily volume weighted average price of our common stock on April 14, 2000, the last trading day prior to the closing of the loan. Two-thirds of the shares covered by the Warrant were immediately exercisable, and the remaining one-third of shares became exercisable on July 26, 2000. In addition, since we did not redeem the Debenture in full on or prior to July 26, 2000, AMRO can demand that we file a registration statement to register any shares covered by the Warrant as well as at least 200% of the number of shares issuable upon conversion of the Debenture and any additional shares we consider necessary to cover any accrued interest on the Debenture.

CONSULTING AGREEMENT WITH PETER JANSSEN ASSOCIATES

In May 2000, we entered into a consulting agreement with Peter Janssen Associates ("PJA"), a technology consulting firm of which Peter Janssen, our Chairman of the Board, is President. Pursuant to the agreement, PJA provides Mcglen with business and strategic planning, sales marketing, channel marketing and related services. The agreement has been extended until March 31, 2001. PJA currently receives $25,000 per month for its services. In addition, pursuant to the agreement PJA received 50,000 shares of our common stock, which were distributed to three principals of PJA, including Mr. Janssen, who received 22,500 of these shares. Moreover, the agreement provided for future stock incentive payments in certain circumstances: upon successful completion of financings aggregating no less than $2 million, we would grant to PJA an additional 25,000 shares, and upon the closing of a sale or merger of Mcglen that results in a change in control (including our proposed transaction with Lan
Plus), our founders would pay PJA an additional 125,000 shares. The Company issued 150,000 shares of stock from the Founders Pool (see below) to PJA upon close of our merger with Lan Plus Corporation.

FOUNDERS AGREEMENT

On August 15, 2000, we entered into an agreement with George Lee, Mike Chen and Alex Chen (the "Founders") under which the Founders agreed to provide up to 1 million shares of their Mcglen common stock, comprising approximately one-half of their total holdings, to assist Mcglen in raising capital to fund our operations, growth and development, without causing additional dilution for our other shareholders. Under the agreement, our Board of Directors may use the pool for specified purposes including capital creation, mergers or acquisitions, business development, management incentives, growth related activities and remittance to treasury. The Founders made the shares available for an 18-month period and any shares not used for permitted purposes at the end of that period will be retained by the Founders. Under the agreement, the Founders are entitled to receive a fee equal to 5% of the amount of cash we raise using the shares included in the pool. George Lee and Mike Chen were members of our Board of Directors in 1999 through the close of the merger with Lan Plus Corporation; Mr. Chen remains on our Board of Directors.

In August 2000, the Company provided some consultants 73,500 shares and employees 15,000 shares of common stock from the Founders Pool. In October 2000, the Company converted approximately $553,000 in accounts payable to common stock at $10.00 per share. The market price of the Company's common stock was $8.75 at the time of conversion. In connection with this transaction, the Company issued 55,300 shares of common stock from the Founders Pool and recorded a gain of approximately $69,000 (the difference between the market price and the conversion price) as forgiveness of debt. Also, in October 2000, the Company repaid $200,000 of an account payable line of credit and converted $322,000 of accounts payable into common stock at $10.00 per share. The market price of the Company's common stock was $8.75 at the time of conversion. In connection with this transaction, the Company issued 32,200 shares of common stock from the Founders Pool and recorded a gain of approximately $40,000 (the difference between the market price and the conversion price) as forgiveness of debt.

In October 2000, the Company sold 206,000 shares of common stock from the Founders Pool in a private placement and received proceeds of $1,425,000, net of costs associated with the sale. Lan Plus Corporation received approximately 72,700 shares of common stock in this private placement at a price of $6.875, the market price on the date the Company and Lan Plus signed their definitive merger agreement. The remaining shares were sold to three investors at $3.75 per share and the Company also issued warrants to purchase an additional 66,700 shares at an exercise price of $10.00 per share to these investors. David Jones, a director of the Company, purchased 53,300 shares of common stock and received a warrant to purchase 26,700 shares of common stock at $10.00 in this private placement. Included in accounts payable at December 31, 2000, was $25,000 payable to Mr. Chen and Mr. Lee. These amounts were repaid in 2001.

On December 22, 2000, the Company entered into a financing agreement with Dillow & Dillow, Inc. Under the agreement, Dillow & Dillow introduced the Company to lenders that loaned us $700,000, less fees and expenses. The promissory notes for the loans were converted into 280,000 shares of the Company's common stock on March 21, 2001 from the Founders Pool.

In 2001 and the first quarter of 2002, the Company settled various debts using shares from the Founders Pool

Upon the close of our merger with Lan Plus Corporation, all of the shares in the Founders Pool had been allocated.

MERGER AGREEMENT WITH LAN PLUS CORPORATION

On October 11, 2000, we entered into an agreement and plan of merger with Lan Plus Corporation. Lan Plus is a manufacturer of both private-label and branded turnkey computer solutions and services, with over nine years of operating history.

The merger closed on March 20, 2002. At the closing of the merger, Lan Plus shareholders received a number of shares such that the Lan Plus shareholders own approximately 75% of the shares of the post merger combined entity.

Andy Teng, founder, Chairman and Chief Executive Officer of Lan Plus, became the Chief Executive Officer and Chairman of the Board of the combined company. Richard Shyu, currently President and Chief Operating Officer of Lan Plus, became President and a Director of the combined company. Both were added to the Company's Board of Directors in March 2002. Grant Trexler, previously Mcglen's Chief Financial Officer, became Chief Financial Officer of the combined company. Two of Mcglen's founders, Mike Chen and Alex Chen, have assumed management positions within the newly merged company. Mike Chen also remained a Director of the Company.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHDEULES AND REPORTS ON FORM 8-K

The following consolidated financial statements of Registrant are filed as part of this report:

     (a) (1) Consolidated Financial Statements. See Index to Consolidated Financial Statements.

         (2) Financial Statement Schedules. See Index to Consolidated Financial Statements.

         (3) Exhibits.

                  The exhibits listed in the Exhibit Index following the Consolidated Financial Statements are incorporated herein by reference or are filed with this Form 10-K as indicated.

     (b) Reports on Form 8-K.

                  Not applicable.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Industry, State of California, on April 12, 2002.

                                             MCGLEN INTERNET GROUP, INC.

                                             By:  /s/ Andy Teng
                                             -----------------------------------
                                             Andy Teng, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signatures                                Title                                     Date
      ----------                                -----                                     ----

/s/ Andy Teng              Chairman, Chief Executive Officer, and Secretary        April 12, 2002
---------------------      (Principal Executive Officer)
Andy Teng

/s/ Grant Trexler          Chief Financial Officer (Principal Financial Officer    April 12, 2002
---------------------      and Principal Accounting Officer)
Grant Trexler

/s/ Richard Shyu           President and Director                                  April 12, 2002
---------------------
Richard Shyu

/s/ Mike Chen              Director                                                April 12, 2002
---------------------
Mike Chen


                           NORTHGATE INNOVATIONS, INC.
                (formerly known as Mcglen Internet Group, Inc.)

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

         Financial Statements and Supplementary Data:
                                                                            Page
                                                                            ----
         Report of Independent Certified Public Accountants                  F-1

         Consolidated Financial Statements:
         ----------------------------------
         Balance Sheets as of December 31, 2001 and 2000                     F-2

         Statements of Operations for the Years Ended December 31, 2001,
         2000 and 1999                                                       F-3

         Statements of Changes in Stockholders' (Deficit) Equity for the
         Years Ended December 31, 2001, 2000 and 1999                        F-4

         Statements of Cash Flows for the Years Ended December 31, 2001,
         2000 and 1999                                                       F-5

         Notes to Financial Statements                                       F-6

         Financial Statement Schedule - Schedule II - Valuation and
         Qualifying Accounts and Reserves                                   F-24

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Northgate Innovations, Inc. (formerly known as Mcglen Internet Group, Inc.) City of Industry, California

We have audited the accompanying consolidated balance sheets of Northgate Innovations, Inc., as of December 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and changes in stockholders' (deficit) equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northgate Innovations, Inc., at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations in 2001, 2000 and 1999, has negative working capital, and a stockholders' deficit. Management's plans are included in Note 1 to the consolidated financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Los Angeles, CA
April 12, 2002


                                     NORTHGATE INNOVATIONS , INC.
                            (formerly known as Mcglen Internet Group, Inc.)
                                      CONSOLIDATED BALANCE SHEETS
                                          (In thousands)

                                                                                  DECEMBER 31,
                        ASSETS (Note 4)                                        2001           2000
                                                                             ---------      ---------
Current Assets:
Cash and cash equivalents                                                    $     80       $      2
Accounts receivable, net of allowance for doubtful accounts and
estimated returns of $20 and $30 in 2001 and 2000                                 155            341
Inventories, net (Note 1)                                                         469            192
Prepaid expenses and other current assets                                          20            210
Deposits (Note 1)                                                                   -            203
                                                                             ---------      ---------

         Total current assets                                                     724            948
Equipment, net (Note 3)                                                            25            297
Intangible assets, net (Note 1)                                                   166            252
Other assets                                                                        -             31
                                                                             ---------      ---------
                                                                             $    915       $  1,528
                                                                             =========      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable (Notes 2 and 4)                                             $  1,030       $  1,701
Accrued expenses                                                                  300            211
Capital lease obligations - current portion (Note 3)                              167             92
Advances from Lan Plus Corporation (Notes 2 and 13)                               845              -
Line of credit (Note 4)                                                            90              -
Convertible notes payable (Notes 5 and 13)                                        100          1,092
Net current liabilities of discontinued operations (Notes 1 and 13 )               44            573
                                                                             ---------      ---------
         Total current liabilities                                              2,576          3,669
Capital lease obligations (Note 3)                                                  -            141
Convertible notes payable (Note 5)                                                992            817
                                                                             ---------      ---------

         Total liabilities                                                      3,568          4,627
                                                                             ---------      ---------

Commitments and contingencies (Note 9)

Stockholders' deficit (Notes 1, 5, 7 and 12)
Preferred stock, $0.01 par value; 5,000 shares authorized,
   none issued or outstanding (Note 14)                                             -              -
Common stock, $0.03 par value; authorized 50,000 shares, 3,590 in 2001,
   3,190 in 2000, shares issued and outstanding  (Note 14)                        108             96
Additional paid in capital (Note 14)                                            7,722          5,980
Accumulated deficit                                                           (10,483)        (9,175)
                                                                             ---------      ---------

         Total stockholders' deficit                                           (2,653)        (3,099)
                                                                             ---------      ---------

                                                                             $    915       $  1,528
                                                                             =========      =========

                    See accompanying notes to the consolidated financial statements

                                                  F-2


                                     NORTHGATE INNOVATIONS, INC.
                          (formerly known as Mcglen Internet Group, Inc.)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands, except per share data)

                                                                                 DECEMBER 31,
                                                                                 ------------

                                                                      2001           2000           1999
                                                                    ---------      ---------      ---------
Net sales                                                           $ 21,231       $ 30,145       $ 27,494

Cost of sales                                                         18,936         27,136         25,425
                                                                    ---------      ---------      ---------
Gross profit                                                           2,295          3,009          2,069

Selling, general and administrative expenses (including $360,
$969 and $769 of non cash compensation in 2001, 2000 and 1999)         4,006          8,461          5,549
                                                                    ---------      ---------      ---------
Loss from operations                                                  (1,711)        (5,452)        (3,480)

Interest expense                                                         235            517             31
                                                                    ---------      ---------      ---------
Loss before income taxes and extraordinary item                       (1,946)        (5,969)        (3,511)

Provision for income taxes (Note 6)                                        1              1              1
                                                                    ---------      ---------      ---------
Loss before extraordinary item                                        (1,947)        (5,970)        (3,512)

Extraordinary item, gain from retirement of debt, net of tax
of $0 (Notes 4 and 7)                                                    639            239              -
                                                                    ---------      ---------      ---------
Net loss                                                            ($ 1,308)      ($ 5,731)      ($ 3,512)
                                                                    =========      =========      =========

Basic and diluted net loss per share before extraordinary item      ($  0.55)      ($  1.88)      ($  1.11)
                                                                    =========      =========      =========
Basic and diluted net loss per share                                ($  0.37)      ($  1.80)      ($  1.11)
                                                                    =========      =========      =========
Weighted average shares of common stock outstanding:
         Basic and diluted (Note 14)                                   3,551          3,175          3,173
                                                                    =========      =========      =========

                   See accompanying notes to the consolidated financial statements

                                          NORTHGATE INNOVATIONS, INC.
                               (formerly known as Mcglen Internet Group, Inc.)
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                               (In thousands)

                                                                           ADDITIONAL                  ACCUMULATED      TOTAL
                                                                             PAID-IN       DEFERRED      EARNINGS    STOCKHOLDERS'
                                                        COMMON STOCK         CAPITAL     COMPENSATION    (DEFICIT)  EQUITY (DEFICIT)
                                                        -----------          -------     ------------    ---------  ----------------
                                                    SHARES       AMOUNT
                                                    ------       ------
Balance at January 1, 1999                           2,075      $      6      $    129             -      $     76      $    211
Distribution to stockholders                             -             -             -             -            (8)           (8)
Conversion of notes payable                             20             -            20             -             -            20
Shares issued in acquisition of AMT
  Components, Inc.                                     450             1           402             -             -           403
Private placements prior to reverse acquisition
  (Note 1)                                              32             -           720             -             -           720
Deferred compensation relating to stock options          -             -         1,345      $ (1,345)            -             -
Amortization of deferred compensation relating
  to stock options                                       -             -             -           769             -           769
Stock split in connection with reverse
  acquisition                                          (29)           69           (69)            -             -             -
Shares issued in recapitalization (Note 1)             354            11         7,479             -             -         7,490
Costs related to reverse acquisition transaction
  (Note 1)                                             201             6        (8,908)            -             -        (8,902)
Private placements of stock (Note 7)                    70             2         1,943             -             -         1,945
Net loss                                                 -             -             -             -        (3,512)       (3,512)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1999                         3,173            95         3,061          (576)       (3,444)         (864)
Stock returned to treasury and retired (Note 7)        (52)           (1)            1             -             -             -
Shares issued in guarantee of security price
  (Note 7)                                              14             1            (1)            -             -             -
Conversion of notes payable (Note 7)                    11             -           112             -             -            11
Cashless stock options exercised                        12             -             -             -             -             -
Amortization of deferred compensation                    -             -             -           481             -           481
Stock/options issued to employees                        -             -           394          (394)            -             -
Compensation relating to stock/option/warrant
  grants to consultants                                  -             -           387             -             -           387
Value of warrants issued for debt financing              -             -           624             -             -           624
Reversal of deferred compensation for cancelled
  options                                                -             -          (218)          218             -             -
Reversal of loss for discontinued operations
  (Note 12)                                              -             -           120             -             -           120
Private placements of stock from Founders Pool
  (Note 7)                                               -             -           925             -             -           925
Conversion of accounts payable (Notes 4 and 7)          32             1           846             -             -           847
Net loss                                                 -             -             -             -        (5,731)       (5,731)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Balance at December 31, 2000                         3,190            96         6,251          (271)       (9,175)       (3,099)
Conversion of notes payable                            372            11         1,340             -             -         1,351
Exercise of stock options                               23             1            (1)            -             -             -
Conversion of accounts payable to common
  stock, shares issued from Founders Pool                -             -           104             -             -           104
Reversal of deferred compensation for cancelled
  options                                                -             -           (14)           14             -             -
Reversal of loss for discontinued operations
  (Note 12)                                              -             -            42             -             -            42
Amortization of deferred compensation                    5             -             -           257             -           262
Net loss                                                 -             -             -             -        (1,308)       (1,308)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Balance at December 31, 2001                         3,590      $    108      $  7,722             -      ($10,483)     ($ 2,653)
                                                  =========     =========     =========     =========     =========     =========

                        See accompanying notes to the consolidated financial statements


                                          NORTHGATE INNOVATIONS, INC.
                              (formerly known as Mcglen Internet Group, Inc.)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)

                                                                                DECEMBER 31,
                                                                       2001         2000         1999
                                                                     --------     --------     --------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
         Net loss                                                    ($1,308)     ($5,731)     ($3,512)
         Adjustments to reconcile net loss to net cash used
                  in operating activities:
         Depreciation and amortization                                   355          388          172
         Non cash charges relating to stock options, warrants
                  and stock compensations                                257        1,362          769
         Gain on debt settlements                                       (639)        (239)           -
         (Decrease) increase in allowance for doubtful accounts          (10)         (40)          70
         (Decrease) increase in inventory reserves                       (10)         (50)          93
         Amortization of beneficial debt conversion feature               51           85            -
         Changes in operating assets and liabilities:
         Accounts receivable                                             196          257         (278)
         Inventories                                                    (267)         294         (414)
         Prepaid expenses and other current assets                       139          (78)         (45)
         Deposits                                                        203          183         (238)
         Other assets                                                     31          (13)         (18)
         Accounts payable                                               (199)       1,053        1,323
         Accrued expenses                                                123         (157)         300
         Net current liabilities of discontinued operations             (213)        (650)           -
                                                                     --------     --------     --------

         Total adjustments                                                17        2,395        1,734
                                                                     --------     --------     --------
Net cash used in operating activities                                 (1,291)      (3,336)      (1,778)
                                                                     --------     --------     --------

Cash flows from investing activities:
         Purchases of equipment                                            -          (59)        (209)
         Acquisition of Adrenalin                                          -            -          (68)
         Notes receivable - related parties                                -            -          (34)
                                                                     --------     --------     --------
Net cash used in investing activities                                      -          (59)        (311)
                                                                     --------     --------     --------

Cash flows from financial activities:
         Borrowings under convertible notes payable                      500        1,609          200
         Advances from Lan Plus Corporation                              845            -            -
         Payments on convertible notes payable - related parties           -            -         (180)
         Proceeds from sale of stock from Founders pool                    -          925            -
         Borrowings under line of credit                                  90            -            -
         Distributions to stockholders                                     -            -           (8)
         Payments on capital lease obligations                           (66)         (99)         (63)
         Net proceeds from sale of common stock                            -            -        2,665
                                                                     --------     --------     --------
         Net cash provided by financing activities                     1,369        2,435        2,614
                                                                     --------     --------     --------

         Net increase (decrease) in cash and cash equivalents             78         (960)         525

         Cash and cash equivalents beginning of year                       2          962          437
                                                                     --------     --------     --------

         Cash and cash equivalents end of year                       $    80      $     2      $   962
                                                                     ========     ========     ========

                        See accompanying notes to the consolidated financial statements

1.       DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

On March 20, 2002, Northgate Innovations, Inc., formerly Mcglen Internet Group, Inc. (Mcglen or the Company) closed its merger with Lan Plus Corporation (Lan
Plus). At the closing of the merger, Lan Plus shareholders received a number of shares such that they now own approximately 75% of the Company. In addition, at the close of the merger, the Company also instituted a 10:1 reverse stock split and changed its name to Northgate Innovations, Inc., see Note 2.

The Company was acquired by Mcglen Micro, Inc. in December 1999 through a transaction in which the stockholders of Mcglen Micro, Inc. acquired control of the Adrenalin Interactive Inc. (Adrenalin) through a reverse acquisition. As a result of the acquisition, each share of Mcglen Micro, Inc. was converted into
0.09889611 shares of the Company, with 2,548,553 shares being issued. In addition, under the terms of the acquisition agreement between the Company, Mcglen Micro, Inc., and a consulting firm, who arranged the acquisition, the consulting firm received 201,093 shares of common stock upon completion of the acquisition. The value of these shares has been accounted for as a cost of the recapitalization. The equity section of the balance sheet and earnings per share information have been retroactively restated to reflect the exchange ratio established in the acquisition agreement and the issuance of shares to the consulting firm.

In connection with the acquisition, the Board of Directors of the Company adopted a formal plan to discontinue the operations of Western Technologies, Inc. (Western), the operating subsidiary of Adrenalin Interactive, Inc. that developed video games, prior to the merger with Adrenalin. To that end, the Company entered into an employment agreement with the former Vice President of Operations of Western to oversee the winding down of operations through February 15, 2000. As discussed in Note 12, the contracts to which Western was a party were either canceled, transferred to a new company started by the former Vice President of Operations of Western, or completed during the "phase-out period." Since Mcglen discontinued the operations of Western, all of the assets and liabilities of Western were written down to their net realizable value on Adrenalin's books prior to the accounting for the recapitalization in Mcglen's accounting records. The result of the recapitalization was a net liability for discontinued operations that resulted from current liabilities for Western exceeding current assets. No goodwill or other intangible asset was recorded. The costs of the transaction were charged to equity since cash was received in connection with the reverse merger. Mcglen was presented as the accounting acquirer in accordance with SAB Topic 2A(2).

In March 1999, the Company acquired all of the assets and assumed the liabilities of AMT Components, Inc., (AMT) dba AccessMicro.com, in exchange for 450,0000 shares of stock (pre recapitalization with Adrenalin). The purchase price of the AMT acquisition was allocated to the acquired assets based on the estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of approximately $400,000 which has been allocated to goodwill and customer lists acquired and is being amortized on a straight-line basis over 3 to 7 years. The operating results for AMT have been included in the consolidated financial statements from the date of acquisition.

The Company is a brick and mortar developer, manufacturer and distributor of innovative PCs, peripherals, software, and over 100,000 computer products. The Company specializes in selling its computers through Television Shopping Networks, Mail Order Catalog Companies and large Electronic Chain Stores as well as targeting specific business-to-business and business-to-consumer markets through the Internet.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had losses of approximately $1.3 million, $5.7 million, and $3.5 million for the years ended December 31, 2001, 2000 and 1999 and had negative working capital of approximately $1.8 million, and $2.7 million as of December 31, 2001 and 2000, and a stockholders deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2001, the Company relied upon advances from Lan Plus Corporation (Lan
Plus) to fund its operating requirements. Lan Plus continued to fund the Company's operations prior to the merger that closed on March 20, 2002, see Note 2.

Since mid 2000, management has settled various outstanding debts, and initiated steps to achieve positive cash flow from operations prior to its merger with Lan Plus. For the fourth quarter of 2001, the Company's operations used $28,000, principally as a result of the write-off of $61,000 in merchant deposits with its former credit card processor.

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

REVENUE RECOGNITION

For all items sold by the Company, whether those items are shipped from the Company's own facility or drop shipped by a third party, the Company:

a) is the principal in the transaction (that is, the Company processes the credit card, assumes any risk of fraud on the credit card transaction and often takes the order over the phone or via the Internet);
b) takes title to the products once they are shipped from the drop-ship vendors, such that risk of loss passes to the Company, and the Company is solely responsible for fulfilling the ordered product;
c) has the risks and rewards of ownership (for example, if there is a chargeback from a credit card or a bad debt from an open account customer the Company suffers the loss, pays the cost of shipping directly and refunds the customer for any returned product); and
d)   does not receive any commission or fee.

The Company bears the inventory risk for all of its product. However, these risks are mitigated to some extent by the warranties provided by Mcglen's vendors, although these warranties are limited in some cases, for example, CPU's and memory. The majority of CPU's and memory that the Company purchases carry a 30-day warranty. As such, if a customer returns a defective item to the Company 31 days after the Company buys the goods from its supplier, the Company takes the inventory loss. The Company does not have any rights from any of its vendors, on drop ship product or items purchased and held in inventory, to return unsold product, or receive price protection on products purchased. The Company maintains an allowance for potential slow-moving, obsolete, or damaged inventory items that cannot be returned to vendors and may have to be sold below current fair market value.

The Company sells only off-the-shelf software available from any major supplier of computer or office products, and as such is not subject to the provisions of SOP 97-2.

ACCOUNTING FOR SHIPPING AND HANDLING REVENUE, FEES AND COSTS

The Company classifies amounts billed for shipping and handling as revenue in accordance with EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." Shipping and handling fees and costs are included in cost of sales.

INVENTORIES

The Company accounts for inventory under the first-in first-out method. Inventory is carried at lower of cost or market realization. The Company had reserves of $51,000 for lower of cost or market, and potential excess and obsolete inventory at December 31, 2001 and 2000.

MERCHANDISE RETURN POLICY

Merchandise sold by the Company carries the return policy of the manufacturer of the merchandise. The Company provides for allowances for estimated future returns at the time of shipment to the customer based on historical experience.

DEPOSITS

Deposits represent funds held by credit card processing companies as security for potential credit card charge backs against the Company. Such funds can be held up to 180 days subsequent to the termination of activity between the Company and the processor. In the fourth quarter of 2001, the Company wrote off $61,000 of deposits held by its former credit card processing company; the Company is currently in litigation to recover these funds.

EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are stated at cost and amortization is computed using the straight-line method over the shorter of the useful life of the asset or the term of the lease.

SOFTWARE DEVELOPMENT COSTS

In accordance with SOP 98-1 and EITF 00-2, internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalized during the application development stage. Capitalized software development costs are amortized over three years. As of December 31, 2001, there was $264,000 capitalized software development costs, which had been completely amortized.

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

ADVERTISING COSTS

Advertising costs are charged to expense as incurred. Advertising expense was $469,000, $1,777,000 and $905,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

NET LOSS PER SHARE

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended December 31, 2001, 2000 and 1999, 123,800, 137,900 and 210,700 options and 236,700, 204,000 and 49,300 warrants, respectively, to purchase common shares, and other commitments to issue common stock, were anti-dilutive and have been excluded from the weighted average share computation.

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

CONCENTRATION OF SUPPLIERS

The Company is dependent upon key distributors for merchandise. For the years ended December 31, 2001, 2000 and 1999, one distributor accounted for approximately 12.4%, 23.8% and 34.9%, respectively, of total purchases. In 2001, the Company purchased also approximately $8.9 million, or approximately 51.1% of its total purchases from Lan Plus.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In August 2001, the FASB issued SFAS 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In June 2001, the FASB finalized SFAS 141, BUSINESS COMBINATIONS and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

Management is currently assessing the impact of the adoption of SFAS 141 or SFAS 142 will have on the financial position, results of operations, and cash flows of the Company.

ACCOUNTING FOR COMPREHENSIVE INCOME

SFAS No. 131, "Reporting Comprehensive Income" ("FAS 131") establishes standards for reporting and displaying comprehensive income and its components in the Company's consolidated financial statements. The Company does not currently engage in activities that require it to report comprehensive income and the adoption of this standard had no effect on its financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's balance sheets include the following financial instruments: cash, accounts receivable, accounts payable, accrued expenses, capital lease obligations and convertible notes payable. The Company considers the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. Based on borrowing rates currently available, the fair value of the Company's financial instruments generally approximate their fair values at December 31, 2001 and 2000.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could materially differ from those estimates.

2.       MERGER WITH LAN PLUS CORPORATION AND PRIOR BUSINESS COMBINATIONS

On October 11, 2000, the Company entered into an agreement and plan of merger with Lan Plus Corporation (Lan Plus). Lan Plus is a manufacturer of both private-label and branded turnkey computer solutions and services, with over nine years of operating history. On March 20, 2002, the Company closed the merger with Lan Plus. At the closing of the merger, Lan Plus shareholders received a number of shares such that they now own approximately 75% of the Company. In addition, at the close of the merger, the Company also instituted a 10:1 reverse stock split and changed its name to Northgate Innovations, Inc. Pursuant to the merger agreement, upon close of merger, the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million was converted to common stock eliminating the debt; the stock was then retired to Treasury and cancelled. The Company will report combined operations with Lan Plus beginning with its 10-Q for the period ended March 31, 2002. The effect of the reverse stock split has been retroactively applied to the financial statements for all periods presented.

Upon closing of the merger, Andy Teng, founder, Chairman and Chief Executive Officer of Lan Plus, became the Chief Executive Officer and Chairman of the Board of the combined company. Richard Shyu, previously President and Chief Operating Officer of Lan Plus, became President of the combined company. Both were added to the Board of Directors in March 2002. Grant Trexler, Mcglen's Chief Financial Officer, became Chief Financial Officer of the combined company. Two of Mcglen's founders, Mike Chen and Alex Chen, have assumed management positions within the new company.

In December 2000, the Company signed an interim operating agreement with Lan Plus Corporation whereby the two companies would share certain facilities, staff and other resources, co-market certain products, and combine other operations where beneficial to both entities. The Company subsequently moved its operations to Lan Plus' facility. Mcglen purchased approximately $8.9 million, $310,000 and $0 of merchandise from Lan Plus in 2001, 2000, and 1999, and had an accounts payable balance to Lan Plus of approximately $184,000 and $75,000 at December 31, 2001 and 2000. Lan Plus purchased approximately $1.7 million of products from Mcglen in 2001. Lan Plus also advanced Mcglen approximately $845,000 as of December 31, 2001.

As discussed in Note 1, the Company acquired all the assets of AMT Components, Inc. in March 1999. The following unaudited pro forma combined results of operations for the Company for the year ended December 31, 1999 assumes that the AMT acquisition was completed on January 1, 1999:

                                                           DECEMBER 31, 1999
                                                           -----------------
         Net sales                                               $29,379,000
         Gross profit                                             $2,292,000
         Loss before taxes                                      ($3,542,000)
         Net loss                                               ($3,542,000)
         Net loss per share                                          ($1.11)

3.       EQUIPMENT

Equipment consists of the following at December 31:

                                                                          2001           2000
                                                                          ----           ----
         Computer hardware and equipment                                $ 371,000      $ 371,000
         Computer software                                                326,000        326,000
         Other                                                              5,000          6,000
                                                                        ----------     ----------
                                                                          702,000        703,000
                  Less accumulated depreciation and amortization         (677,000)      (406,000)
                                                                        ----------     ----------
                                                                        $  25,000      $ 297,000
                                                                        ==========     ==========

Mcglen leases certain equipment, computer hardware and software under capital leases. The following is a summary of this equipment at December 31, 2001:

                      Computer hardware                               $ 293,000
                      Computer software                                 102,000
                                                                      ----------
                                                                        395,000
                               Less accumulated depreciation           (378,000)
                                                                      ----------

                                                                      $  17,000
                                                                      ==========

The following is a schedule of future minimum payments required under capital leases, together with their estimated present values as of December 31, 2002:

                      Total minimum lease payments                    $167,000
                      Less amount representing interest                     -
                                                                     ---------
                      Present value of minimum lease payments        $167,000
                                                                     =========

In September 2001, the Company stopped making payments on these leases. As such, the amounts due there under are shown as a current liability. In March 2002, the Company negotiated settlements on the remaining amounts due under these leases. The Company paid $64,000 to settle the remaining obligations, will return certain software and hardware with a net book value of zero, and will recognize a gain of approximately $100,000 (see Note 14). The Company does not believe its operations will be affected by the return of this equipment as it is now using Lan Plus' software and hardware. Certain of these leases were personally guaranteed by the Company's Founders.

4.       LINES OF CREDIT

At December 31, 2001 and 2000, Mcglen had a $90,000 line of credit with a bank. Borrowings under this line were $90,000 and $0 at December 31, 2001 and 2000, respectively. The line of credit provides for borrowings secured by a personal guarantee of two of the Company's Founders. In September 2001, the Company stopped making interest payments on this line and entered into settlement discussions with the lender. As of April 15, 2002, the Company is still negotiating the settlement of the line and accrued but unpaid interest.

At December 31, 1999, Mcglen had a $1 million line of credit with two finance companies to finance purchases from two of the Company's primary suppliers. The lines of credit provided for borrowings secured by substantially all of the Company's assets. Amounts owed under these lines were included in accounts payable at December 31, 1999. The $500,000 line contained certain covenants that required Mcglen to maintain a minimum level of tangible net worth (as defined). In December 2000, the Company made a $200,000 payment on the outstanding balance under a $500,000 line of credit with a finance company and issued 27,500 shares of common stock to satisfy the remaining outstanding balance. The Company recorded a gain of approximately $126,000 as forgiveness of debt associated with this transaction, determined by determining the amount payable at the time of the negotiation of the repayment and subtracting (a) the amount of funds remitted as a partial payment to the debtor ($200,000), (b) the value of the stock received by the debtor based upon the market price of the Company's stock on the date of the transaction, (c) costs incurred to complete the transaction (direct funds paid out to assist in negotiating the settlement as well as stock provided to the entity funding the partial payment, at current market price), less (d) the value of the warrant. In addition, the Company issued a warrant, valued at approximately $10,000, to purchase 13,750 shares of its common stock at a price of $2.60 per share to the lender. This warrant expired in December 2001.

During October 2000, the Company repaid $200,000 of a $1 million line of credit with a finance company and converted $344,000 of accounts payable into common stock at $1.00 per share, issuing 34,400 shares of common stock from the Founders Pool (see Note 7). In connection with this conversion, the Company also repriced warrants it had previously granted to this supplier at exercise prices of $41.30 to $55.00 per share to $10.00 per share. The Company recorded a gain of approximately $41,000 as forgiveness of debt associated with this transaction.

On April 26, 2000, the Company entered into a $24 million equity line of credit and Common Stock Purchase Agreement with Plumrose Holdings Inc. ("Plumrose"). The equity line of credit was terminated in January 2001 without being drawn upon. In connection with this transaction, we issued to Plumrose a warrant to purchase 10,000 shares of our common stock at an exercise price of $18.75, which was the closing bid price of our common stock on the trading day prior to the closing date of the agreement. Plumrose may exercise this warrant on a "cashless exercise" basis to the extent that the average of the high and low trading prices per share of common stock issuable upon exercise of such warrants on the trading day immediately preceding the date of exercise exceeds the aggregate exercise price for the shares as to which the warrants are being exercised. This warrant was still outstanding as of December 31, 2001.

The Company valued the warrant at approximately $90,000 on the date of grant using a Black-Scholes pricing model for the single warrant approach with the following assumptions: risk-free interest rate of 5.8%, volatility factor of the expected market price of the Company's common stock of 75%, an expected life of the warrants of 1.5 years from the grant date, and a dividend yield of zero. The fair value of the Company's common stock at the date the transaction was entered into was $21.60 per share. Using these assumptions, the Company recorded a deferred charge of approximately $90,000 in May 2000 and recorded non-cash interest expense on a straight-line basis over the life of the warrant, until January 2001, at which time the agreement was mutually terminated.

5.       CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE


         Mcglen is obligated under the following at December 31:                                     2001          2000
                                                                                                     ----          ----
         Convertible notes payable to an individual, dated June 18, 1999.  Interest payable at 10% per annum through December 18, 2000 and 12% thereafter.  Note and accrued interest were due December 18, 2000. The note is convertible at $20.00 per share
         and is currently in default.                                                            $  100,000    $  100,000

         Convertible notes payable to three individuals, dated March 15, 2000.  Interest payable at 10% per annum.  Notes and accrued interest were due September 31, 2000.
         Notes were converted to common stock in February 2001.                                           -       109,000



         Convertible note payable to a group of investors, (Dillow & Dillow, Inc. Agreement)
         dated December 28, 2000.  Interest payable at 10% per annum.  Notes and accrued
         interest were converted to common stock in March 2001.                                           -       200,000

         Convertible note payable to AMRO, dated March 12, 2000. Interest payable quarterly beginning June 1, 2000 at 10% per annum. Note and accrued interest were due September
         30, 2001. $508,000 of the note, plus accrued interest of $40,000, was converted to common stock in February 2001, the remaining balance was converted to common stock
         in March 2002. (See Note 14).                                                              992,000     1,500,000
                                                                                                 -----------   -----------
                                                                                                  1,092,000     1,909,000
          Less current portion                                                                     (100,000)   (1,092,000)
                                                                                                 -----------   -----------
                                                                                                 $  992,000    $  817,000
                                                                                                 ===========   ===========

In September 2000, the Company received a $120,000 loan from Lan Plus Corporation. This loan was repaid in October 2000 through the proceeds of a private placement of common stock, as discussed in Note 7 below.

In January 2001, Mcglen was notified by AMRO of their conversion of $508,000 of its note, plus accrued interest of $40,000, into 344,571 shares of Mcglen common stock at a conversion price of $01.586 per share pursuant to their note agreement. In March 2002, AMRO converted the remaining balance and accrued interest into common stock at $1.00 per share upon closing of the Company's merger with Lan Plus (see Note 14).

In January and February 2001, the Company received the remaining $500,000 investment under the December 22, 2000 financing, net of fees under the Dillow & Dillow, Inc. Agreement (see Note 7). In March 2001, the $200,000 of convertible subordinated debt that the Company received in December 2000, as well as the additional $500,000 received under this agreement were converted into 280,000 shares of Mcglen common stock. All of the shares issued to the note holders were from the Founders Pool and an increase to additional paid in capital was made to record the conversion.

In February 2001, the Company received notice from several individuals of their conversion of $109,000 of convertible notes payable, accrued interest of $10,000, and late fees and penalties of approximately $12,000 into common stock pursuant to their note agreements. The accrued interest, late fees and penalties were included in accrued liabilities at December 31, 2000. As a result of these conversions, the Company issued 26,700 shares of common stock and warrants to purchase 13,300 shares of common stock at an exercise price of $10.00 per share. These warrants expire in February 2004.

6.       INCOME TAXES

Prior to March 1999, Mcglen elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code for federal and California Franchise tax reporting purposes. Accordingly, results of operations of Mcglen for the period ended March 15, 1999 are reported on Mcglen's stockholders' income tax returns.

At December 31, 2001 and 2000, Mcglen had deferred tax assets of approximately $6.3 million and $5.6 million resulting from the operating loss carryforward. However, based upon uncertainties regarding Mcglen's realization of this asset in future years, a valuation allowance has been provided for the full amount of the deferred tax asset. Income taxes in 1999, 2000, and 2001 represent the minimum California franchise taxes.

As of December 31, 2001, Mcglen had federal and state net operating loss carryforwards of approximately $15.8 million and $10.2 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2021 for federal purposes and 2002 through 2006 for state purposes, if not utilized. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in the expiration of net operating loss carryforwards prior to utilization.

7.       STOCKHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

PRE-MERGER MCGLEN FINANCINGS

In September 1999, Mcglen entered into an agreement with Pacific Rim Access to raise $720,000, net of commission. Pursuant to the Pac Rim Agreement, Mcglen sold 32,000 shares of common stock for $25.00 per share, its fair market value at the time of sale.

In September 1999, Mcglen entered into an agreement with Redstone Securities whereby Redstone would sell up to 75,000 shares of Mcglen's common stock at $25.00 per share, its market price at the time of the agreement. Immediately prior to the Merger and in connection with this Agreement, Mcglen sold 66,000 shares of common stock for $25.00 per share in a private placement pursuant to Rule 506. Redstone received a commission equal to 10% of the gross proceeds of the offering; the net proceeds to the Company were $1,350,000.

PRE-REVERSE ACQUISITION (MERGER) ADRENALIN FINANCING

In July 1999, Adrenalin received an irrevocable commitment from an investor to purchase $750,000 of common stock upon the completion of the Merger. The $750,000 was placed into escrow until the SEC approved the proxy statement soliciting the consent of the Company's shareholders for the Merger and was released upon the closing of the Merger. In December 1999, 13,809 shares of Mcglen common stock were issued at $54.30 per share, based upon the Closing Bid Price on the second day after the merger was completed, divided by 110%.

The investor also received a three-year warrant to purchase 2,900 shares of common stock at an exercise price of $48.43 per share and an additional three-year warrant to purchase 1,400 additional shares of common stock at an exercise price of $67.90 per share. Pursuant to the provisions of SFAS No. 123, the Company valued the warrants issued to the investor at the date of grant using a Black-Scholes pricing model for the single warrant approach with the following assumptions: risk-free interest rate of 5.8%, volatility factor of the expected market price of the Company's common stock of 50%, an expected life of the warrants of 3 years from the grant date and a dividend yield of zero. As these warrants were issued prior to the merger, all costs associated with the warrants were recorded as a reduction to additional paid in capital.

This financing agreement allowed for repricing rights if Mcglen's stock price dropped below certain prices as defined in the agreement. The buyer exercised its repricing rights in January and April 2000 and received an additional 14,300 shares of the Company's common stock.

DILLOW & DILLOW, INC. AGREEMENT

On December 22, 2000, the Company entered into a financing agreement with Dillow & Dillow, Inc. Under the agreement, Dillow & Dillow introduced the Company to lenders that loaned it $700,000, less fees and expenses. The first $200,000 under the convertible promissory notes was advanced on December 28, 2000. In January and February 2001, the Company received the remaining $500,000 investment under the December 22, 2000 financing, net of fees. The promissory notes for the loans were secured by a first priority security interest on all of the Company's assets. In March 2001, the $200,000 of convertible subordinated debt that the Company received in December 2000, as well as the additional $500,000 received in 2002, were converted into 280,000 shares of Mcglen common stock. All of the shares issued to the note holders were from the Founders Pool (see discussion of Founders Pool below) and an increase to additional paid in capital was made to record the conversion. The agreement provided Dillow & Dillow with a one-year warrant to purchase one share of our common stock for every eight shares of common stock issued to lenders under the financing agreement, warrants for 35,000 shares were issued to Dillow & Dillow, at exercise prices between $3.10 and $7.50. The warrants expired in February 2002. In addition, Dillow & Dillow received a finders fee equal to 10% of any loan or investment proceeds under the agreement, half payable in cash and half payable in stock at a price of $2.50 per share. The Company paid Dillow & Dillow $47,000 in cash and 14,000 shares of common stock in connection with this financing.

Pursuant to the provisions of SFAS No. 123, the Company valued the warrants issued to Dillow & Dillow at the date of grant using a Black-Scholes pricing model for the single warrant approach with the following assumptions: risk-free interest rate of 5.8%, volatility factor of the expected market price of the Company's common stock of 50%, an expected life of the warrants of 1 year from the grant date, and a dividend yield of zero. The fair value of the Company's common stock at the date the transaction was entered into was $2.30 per share. Using these assumptions, the Company reduced the amount recorded to additional paid in capital by approximately $12,000 related to this financing in 2000.

CONVERSION OF NOTES PAYABLE

In June 1999, an individual loaned the Company $100,000 as evidenced by a convertible promissory note. The note bore interest at 10%, matured in December 2000, and contained a conversion option to convert the note into shares of the Company's stock at $25.00 per share. In September 2000, the Company renegotiated the conversion feature to a conversion price of $10.00 per share and the note and accrued interest were converted into 11,200 shares of common stock. As the renegotiated conversion price was above the market price of the Company's common stock at the time of conversion, the Company did not record additional expense related to this transaction pursuant to SFAS Interpretation No. 44

FOUNDERS POOL

In August 2000, the Company entered into an agreement with Mcglen's Founders, Alex Chen, Mike Chen, and George Lee, to provide up to 1 million shares of their stock, or approximately one-half of their then current holdings, to assist the Company in raising capital to fund its operations, growth, and development of Mcglen, and mergers and acquisitions. The Founders made these shares available for an eighteen-month period that ended in February 2002 and shares not used for permitted purposes at the end of that period were to be retained by the Founders. As such, all shares within the Pool are considered to be outstanding for purposes of computing weighted average shares outstanding. Under the agreement, the Founders are entitled to receive a fee equal to 5% of the amount of cash raised by the Company using the shares included in the pool. At the end of the agreement, all shares allocated to the Founders Pool had been used by the Company.

In August 2000, the Company provided some consultants 73,500 shares of common stock from the Founders Pool. Mcglen recognized $344,000 in non-cash compensation related to the stock provided to consultants based upon its market value on the date of grant.

In August 2000, the Company also issued 15,000 shares of common stock to some employees for nominal consideration. Mcglen recorded deferred compensation of approximately $206,000 for the aggregate differences between the market price of the Company's common stock on the date of issuance and the amounts the employees had to pay for the stock. These amounts are being charged to operations on a straight line basis over the two year vesting period, $119,000 in 2000. The Company recorded a credit of $466,000 to additional paid in capital related to the above transactions.

PRIVATE PLACEMENT OF STOCK FROM FOUNDERS POOL

In October 2000, the Company sold 206,000 shares of common stock from the Founders Pool in a private placement and received proceeds of $925,000, less costs of approximately $60,000 associated with the sale. Lan Plus Corporation received approximately 72,700 shares of common stock in this private placement at a price of $6.875, the market price on the date the Company and Lan Plus signed their definitive merger agreement. The remaining shares were sold to three investors at $3.75 per share and the Company also issued warrants to purchase an additional 66,700 shares at an exercise price of $10.00 per share to these investors. David Jones, a former director of the Company, purchased 53,300 shares of common stock and received a warrant to purchase 26,700 shares of common stock at $10.00 in this private placement.

Pursuant to the provisions of SFAS No. 123, the Company valued the warrants issued to the investors at the date of grant using a Black-Scholes pricing model for the single warrant approach with the following assumptions: risk-free interest rate of 5.8%, volatility factor of the expected market price of the Company's common stock of 135%, an expected life of the warrants of 2 years from the grant date, and a dividend yield of zero. Using these assumptions, the Company reduced additional paid in capital by $340,000 for this financing.

Included in accounts payable at December 31, 2000, was $25,000 payable to Mr. Chen and Mr. Lee related to this transaction. These amounts were repaid in 2001.

OPTION GRANT BY FOUNDERS TO EMPLOYEES

In August 2000, George Lee and Mike Chen granted options to purchase 30,000 shares of common stock to two employees for nominal consideration. The Company recorded non-cash compensation and a credit to additional paid in capital for $187,500, the difference between the exercise price of the options and the market price of the Company's common stock on the date of grant, $6.25 per share.

SETTLEMENTS OF ACCOUNTS PAYABLE

In October 2000, the Company converted approximately $553,000 in accounts payable to common stock at $10.00 per share. The market price of the Company's common stock was $8.75 at the time of conversion. In connection with this transaction, the Company issued 55,300 shares of common stock from the Founders Pool and recorded a gain of approximately $69,000 (the difference between the market price and the conversion price) as forgiveness of debt. The Company also recorded an increase to additional paid in capital of $484,000 relating to this transaction based upon the number of Founders shares distributed multiplied by the market price of $8.75 per share.

In October 2000, the Company repaid $200,000 of an account payable line of credit and converted $322,000 of accounts payable into common stock at $10.00 per share. The market price of the Company's common stock was $8.75 at the time of conversion. In connection with this transaction, the Company issued 32,200 shares of common stock from the Founders Pool and recorded a gain of approximately $40,000 (the difference between the market price and the conversion price) as forgiveness of debt. The Company also recorded an increase to additional paid in capital of $282,000 relating to this transaction based upon the number of Founders shares distributed multiplied by the market price of $8.75 per share.

In October 2000, in connection with the conversion of $322,000 of accounts payable under one of the Company's lines of credit, the Company repriced warrants it had previously granted to a supplier at exercises prices of $41.30 to $55.00 per share to $10.00 per share. At the time of repricing, the warrant was valued at approximately $27,000 using a Black-Scholes pricing model for the single warrant approach with the following assumptions: risk-free interest rate of 5.8%, volatility factor of the expected market price of the Company's common stock of 100%, an expected life of the warrants of 1.5 years from the repricing date, and a dividend yield of zero. The fair value of the Company's common stock at the repricing date was $10.00 per share. The Company did not record an additional charge for the warrant repricing as the increase in the value of the warrant due to the repricing was nominal.

In December 2000, the Company made a $200,000 payment on the outstanding balance of $425,000 of an account payable. The Company also issued 31,500 shares of common stock to satisfy the remaining outstanding balance. In addition, the Company issued a warrant, valued at approximately $10,000, to purchase 13,750 shares of its common stock at a price of $2.60 per share to the lender. This warrant expired in December 2001. Pursuant to the provisions of SFAS No. 123, the Company valued the warrant at the date of grant using a Black-Scholes pricing model for the single warrant approach with the following assumptions: risk-free interest rate of 5.8%, volatility factor of the expected market price of the Company's common stock of 100%, an expected life of the warrants of 1 year from the grant date, and a dividend yield of zero.

The Company also recorded an increase to common stock and additional paid in capital of $9,000 and $72,000, respectively, relating to this transaction, based upon the 31,500 shares of common stock issued at the conversion price of $1.719 per share, and $25,000 of costs associated with the transaction. The Company recorded a gain of approximately $125,000 as forgiveness of debt associated with this transaction. The gain was calculated as the amount owed less: a) the amount of funds remitted as a partial payment to the lender ($200,000); b) the value of the stock received by the lender based upon the number of shares issued and the market price of the Company's common stock on the date of the transaction; c) costs incurred to complete the transaction; and
d) less the value of the warrant.

CONSULTING AGREEMENT WITH PETER JANSSEN ASSOCIATES

In May 2000, the Company entered into a consulting agreement with Peter Janssen Associates, or PJA, a technology consulting firm of which Peter Janssen, our former Chairman of the Board, is President. Pursuant to the agreement, PJA provided us with business and strategic planning, sales marketing, channel marketing and related services. The agreement was extended until August 31, 2001. PJA received $25,000 per month for its services, decreased to $10,000 in March 2001. In addition, pursuant to the agreement PJA received 50,000 shares of our common stock, which was distributed to three principals of PJA, including Mr. Janssen, who received 22,500 of these shares. The 50,000 shares were issued from the Founders Pool. As such, the Company recorded a charge to compensation expense of approximately $344,000 in the third quarter of 2000 relating to the fair market value ($6.875 per share) of these shares with a corresponding entry to additional paid in capital, included in non cash compensation of the statement of shareholders equity. Moreover, the agreement provided for future stock incentive payments upon: the successful completion of financings aggregating no less than $2 million, which we granted to PJA an additional 25,000 shares to PJA in March 2002, and upon the closing of our merger with Lan Plus we paid PJA an additional 125,000 shares. The 150,000 shares were issued from the Founders Pool. As a result of the merger with Lan Plus, the combined entity's pro forma goodwill will be increased by the fair market value of the shares paid to PJA at the closing date with a corresponding credit to additional paid in capital for the difference between fair market and par values of the 150,000 shares issued.

STOCK SETTLEMENT AGREEMENT

In August 2000, the Company entered into an agreement with an advisor to the Company whereby the advisor agreed to give back to the Company approximately 49,200 shares of the Company's common stock held by the advisor in exchange for a settlement and mutual release of any claims relating to the remaining 25,000 shares held by the advisor and issued under a consulting agreement between the Company and the advisor. These shares were then retired by the Company.

WARRANTS

In August 2000, the Company entered into a consulting agreement with Global Integrated Business Solutions (Global) whereby the Company would provide Global a warrant to purchase 2,000 shares of the Company's common stock, at $2.00 per share, for each month Global conducted investor relations services for Mcglen. The Company issued 12,000 warrants, valued at approximately $72,000, under this agreement in 2000.

Pursuant to the provisions of SFAS No. 123, the Company valued the warrant issued to Global at the date of grant using a Black-Scholes pricing model for the single warrant approach with the following assumptions: risk-free interest rate of 5.8%, volatility factor of the expected market price of the Company's common stock of 139%, an expected life of the warrants of 3 years from the grant date, and a dividend yield of zero.

In September 2000, the Company entered into consulting agreements with two individuals who assisted Global in identifying prospective investors and investor relations services. In connection with these agreements, the Company issued warrants to purchase 11,000 shares of the Company's common stock, at $10.00 per share, with 50% vesting upon grant of the warrants and 50% vesting January 15, 2001. The warrants were valued at $38,000 using the same assumptions for SFAS No. 123 discussed in the previous paragraph.

Warrant activity for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                Number       Warrant price      Weighted Average
                                                              of shares        per share         Price per Share
                                                              ---------        ---------         ---------------
Outstanding at January 1, 1999                                        -                  -                 -
Issued in connection with private placements                     7,100     $19.80 to $61.70             $36.50
Issued in connection with                                       37,900     $40.80 to $54.40             $43.70
Assumed in connection with acquisition                           4,300              $180.00            $180.00
                                                              ---------    ----------------             ------
Outstanding at December 31, 1999                                49,300    $19.80 to $180.00             $54.60
Issued in connection with private placements                    66,700               $10.00             $10.00
Issued in connection with subordinated debt agreements          57,200      $3.10 to $23.20             $21.30
Issued in connection with accounts payable conversions          13,800                $2.60              $2.60
Issued in connection with consulting agreement                  17,000      $2.00 to $10.00              $6.20
                                                              ---------    ----------------             ------
Outstanding and exercisable at December 31, 2000               204,000     $2.00 to $180.00             $17.90
Issued in connection with private placements                    32,000       $3.00 to $7.50              $5.20
Issued in connection with subordinated debt agreements          23,000               $10.00             $10.00
Issued in connection with accounts payable conversions           5,000                $5.00              $5.00
Issued in connection with consulting agreement                   7,000               $10.00             $10.00
Expired                                                        (34,600)    $2.60 to $180.00             $67.00
                                                              ---------    ----------------             ------
Outstanding and exercisable at December 31, 2001               236,700      $2.00 to $61.70             $12.50
                                                              =========    ================             ======

In 1996, Adrenalin closed an initial public offering of common stock and warrants. In connection with the offering, the investment banker received, for nominal consideration, five year warrants to purchase 4,333 shares of common stock, this warrant expired in 2001.

NON-PLAN OPTIONS

The Company has granted non-qualified options to certain employees and directors of the Company to purchase common stock. The terms of the options provide for vesting, over a 1 to 3-year period, except for options to purchase 18,300 shares of common stock which vested upon completion of the Company's reverse acquisition with Adrenalin in 1999.

At December 31, 2001, 2000 and 1999, there were 56,167, 83,166, and 83,166, respectively of non-plan options outstanding and exercisable at prices that ranged from $7.50 to $150.00 per share and a weighted average exercise price of $3.05 per share. In February 2001, the Company repriced 23,700 non-plan options held by the former CEO of the Company from $18.75 per share to $05.00 per share. Upon repricing, these options were immediately exercised. In 2001, 3,333 options expired per their terms.

Adrenalin entered into an agreement with a consultant in August 1999 to perform certain market consultation and corporate finance services. In consideration for the services to be performed by the consultant, the Company granted 50,000 stock options with exercise prices between $25.00 and $50.00 per share, and are included in the paragraph above.

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

In 1999, Mcglen granted stock options to attract and retain key employees. In connection with the grant of options to employees Mcglen recorded deferred compensation of $1,345,000 for the aggregate differences between the exercise price of the options at their date of grant and the fair market value for accounting purposes of the common shares subject to these options. The deferred compensation relating to these options has been amortized as of December 31, 2001.

In August 2000, Mike Chen and George Lee, two of Mcglen's founders, granted options to purchase 31,000 shares of the Company's common stock to two employees for nominal consideration. The Company recorded the difference between the fair value of the Company's stock at the time of grant and the exercise price of the options, approximately $131,000, as compensation expense.

The Company recognized approximately $257,000, $481,000 and $769,000 in compensation expense for the years ended December 31, 2001, 2000 and 1999, respectively, relating to these options and grants.

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

The following table summarizes employee stock option plan activity:

         The following table summarizes employee stock option plan activity:

                                                          OPTIONS OUTSTANDING
                                                          -------------------
                                                                                 WEIGHTED
                                               NUMBER            PRICE        AVERAGE PRICE
                                              OF SHARES        PER SHARE        PER SHARE
                                              ---------        ---------        ---------
Options granted                                319,400   $1.00 to $36.30           $5.40
Assumed in connection with acquisition           9,200   $6.60 to $32.80          $17.70
Options forfeited                             (117,900)            $1.00           $1.00
                                             ----------- ---------------          ------
Outstanding December 31, 1999                  210,700   $1.00 to $36.30           $9.10
Options granted                                 83,700   $8.80 to $15.90          $11.70
Cashless options exercised                     (11,600)
Options forfeited                             (144,900)  $9.40 to $36.30          $10.10
                                             ----------- ---------------          ------
Outstanding December 31, 2000                  137,900   $1.00 to $15.90           $6.20
Options forfeited                              (14,100)  $9.40 to $12.50          $10.50
                                             ----------- ---------------          ------
Outstanding December 31, 2001                  123,800   $1.00 to $15.90           $6.70
                                             =========== ===============           =====

The following table summarizes information about Mcglen's stock options outstanding at December 31, 2001:

                                             Options Outstanding                                  Options Exercisable
                                             -------------------                                  -------------------
                             Number                 Weighted              Weighted             Number            Weighted
                         Outstanding at             Average                Average         Exercisable at         Average
      Range of            December 31,             Remaining              Exercise          December 31,         Exercise
   Exercise Price             2001           Contractual Life (Yrs)         Price               2001               Price
   --------------             ----           ----------------------         -----               ----               -----
           $ 1.00            58,300                       3.0             $ 1.00             58,000             $ 1.00
            12.50            42,500                       3.5              12.50             42,500              12.50
     8.80 to 9.80            20,500                       3.5               9.50             19,300               9.50
            15.90             2,500                       3.3              15.90              2,500              15.90
            _----            ------                       ---              -----             ------              -----
   $1.00 to $15.90          123,800                       3.3              $6.70            122,600              $6.50
   ===============          =======                       ===              =====            =======              =====


Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach with the following assumptions: risk-free interest rate of 5.8%, volatility factor of the expected market price of the Company's common stock of 150%, an expected life of the options of 2 years from the grant date, a 33% forfeiture rate, and a dividend yield of zero. The average fair value of options at the date of grant was $2.00 per share during 2001.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's historical and pro forma information at December 31 follows:

                                                                                  2001            2000           1999
                                                                                  ----            ----           ----
Net loss before extraordinary item                        As reported     ($1,947,000)    ($5,970,000)   ($3,512,000)
                                                            Pro forma     ($1,947,000)    ($6,097,000)   ($4,293,000)
Net loss                                                  As reported     ($1,308,000)    ($5,731,000)   ($3,512,000)
                                                            Pro forma     ($1,308,000)    ($5,858,000)   ($4,293,000)
Basic and diluted EPS before extraordinary item           As reported          ($0.50)         ($1.90)        ($1.10)
                                                            Pro forma          ($0.50)         ($1.90)        ($1.40)
Basic and Diluted EPS                                     As reported          ($0.40)         ($1.80)        ($1.10)
                                                            Pro forma          ($0.40)         ($1.80)        ($1.40)

OTHER TRANSACTIONS

In December 2000, the Company entered into a settlement and release agreement with Deutsche Financial Services Corporation, or DFS, pursuant to which DFS agreed to settle the Company's outstanding debt of approximately $425,000 in exchange for a cash payment of $200,000 and a grant of 3,500 shares of the Company's common stock. In addition, DFS exercised its warrant to purchase 27,500 shares of the Company's common stock for $3.41 per share, with the aggregate exercise price being applied against the Company's debt, and the Company issued an additional warrant for 13,750 shares of common stock at $3.41 per share as required by DFS's warrant upon its exercise. The additional warrant expired in 2001. See Note 4 above for an explanation of the accounting treatment for this transaction.

In consideration of its role as placement agent in the financing transaction between the Company and AMRO International, S.A., the Company issued to Ladenburg Thalmann & Co. Inc. a warrant to purchase up to 4,966 shares of the Company's common stock at any time until April 17, 2002 for an exercise price of $20.137. The Company booked the value of the warrant as computed under FAS 123 and recorded the cost as a financing charge.

The Company issued warrants to Keiji Miyagawa as a commission for his assistance with (a) the private placement of common stock by the Company in September 1999, prior to Mcglen's reverse merger with Adrenaline Interactive, Inc., and (b) arranging the borrowing by the Company of $200,000 in June 1999. The Company booked the value of the warrant as computed under FAS 123 and recorded the cost as a financing charge in 1999. These warrants have expired.

Synnex Information Technologies, Inc. entered into an alliance with Mcglen Micro in May 1999, pursuant to which Synnex granted to Mcglen Micro open account terms on up to $1,000,000 in trade payables and provided Mcglen Micro with favorable pricing terms on products Synnex distributes in the United States. In connection with this agreement, Mcglen Micro issued to Synnex a warrant to purchase up to $1 million of Mcglen Micro's common stock at the price of $41.719 per share, or 23,970 shares. The warrant was fully vested and non-forfeitable when issued. The Company booked the value of the warrant as computed under FAS 123 and recorded the cost as a charge of approximately $20,000 to cost of sales in 1999. The fair value for this warrant was estimated at the date of grant using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.8%, volatility factor of the expected market price of the Company's common stock of 55%, an expected life of the options of 3 years from the grant date, and a dividend yield of zero. This agreement was terminated in October 2000 when Synnex agreed to convert the amounts owed by Mcglen into common stock. The stock issued upon conversion was from the Founders Pool. The Company accounted for the conversion by reducing accounts payable for the amount owed Synnex and recording a corresponding credit to additional paid in capital based upon the market price of the common stock issued, as well as recording an extraordinary gain of $41,000 for the difference between the market price and the conversion price.

In connection with a financing pursuant to a purchase agreement to sell $2,000,000 of common stock to Escalade Investors, LLC, the Company issued to Escalade two three-year warrants to purchase a total of 4,313 shares of common stock in 1999. Adrenalin booked the value of the warrants, as computed under FAS 123, as a reduction to paid in capital prior to its merger with Mcglen in December 1999.

STOCK SPLITS

On April 30, 1999, the Board of Directors of the Company approved a 10 for 1 stock split. All common shares and per share data have been retroactively adjusted to reflect the stock split. On January 21, 2002, the Board of Directors of the Company approved a 10 for 1 stock split in connection with the merger with Lan Plus, see Note 14. All common shares and per share data have been retroactively adjusted to reflect the stock split.

8.       SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS No.131) requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products or services, the countries in which the company earns revenues and holds assets, and major customers. SFAS No. 131 also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. SFAS No. 131 requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that the Company has only one reportable segment, has no concentration of customers in one specific geographic area within the United States and does not have any major customers, as defined.

9.       COMMITMENTS AND CONTINGENCIES

The Company sub-leased its office facilities from Lan Plus and certain equipment under non-cancelable operating leases that provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses. Minimum annual operating lease commitments at December 31, 2001, were approximately $14,000 and payable as follows: 2002 - $6,000, 2003 - $5,000 and 2004 - $3,000.

Rent expense was $101,000, $135,000 and $90,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In March 2000, the Company agreed to sub-lease a portion of the facility previously occupied by Western to its former Vice President through September 2001. In September 2001, the Company stopped paying the remaining $22,000 in lease payments required under the lease of the facility previously occupied by Western. Management has begun the process of placing Western in Chapter 7 bankruptcy; the unpaid lease commitments are included in net current liabilities of discontinued operations at December 31, 2001.

In 1999, the Company entered into employment agreements with various officers for periods of three to five years. These agreements were terminated by the officers in connection with the merger with Lan Plus in March 2002.

10.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                            2001           2000          1999
                                                                                            ----           ----          ----
Cash paid during the year ended December 31:
         Interest                                                                         $190,000      $409,000        $21,000
         Income taxes                                                                        1,000         2,000          2,000
Non-cash investing and financing activities:
         Equipment acquired under capital lease obligations                                      -        18,000        376,000
         Discount on convertible debt                                                            -       166,000              -
         Repayment of note receivable through payroll reduction                                  -       (34,000)             -
         Payment of accounts payable through issuance of convertible note payable                -       200,000              -
         Conversion of convertible notes payable and accrued interest to equity          1,357,000       112,000              -
         Conversion of convertible notes payable - related parties to equity                     -             -         20,000
         Conversion of accounts payable to equity                                          104,000       847,000              -
         Net current liabilities of discontinued operations assumed in connection
         with acquisition of Adrenalin                                                      42,000      (120,000)     1,343,000

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

Mcglen accounted for the reverse acquisition as a recapitalization in accordance with generally accepted accounting principles. As a result, Mcglen has been shown as the acquirer for accounting purposes and the net liabilities of Adrenalin and Western have been recapitalized as net liabilities of discontinued operations on Mcglen's balance sheet.

The assets and liabilities of Western are included in the accompanying consolidated balance sheet as of December 31, 2001 as follows:

                                                           2001         2000
                                                           ----         ----
         Current assets:
              Prepaid expenses and other assets                 -     $  10,000
                                                        ----------    ----------
         Total current assets                                   -        10,000
                                                        ----------    ----------

         Current liabilities:
              Accounts payable and accrued liabilities          -        17,000
              Notes payable                                             396,000
              Loss on disposal                          $  44,000       170,000
                                                        ----------    ----------
         Total current liabilities                         44,000       583,000
                                                        ----------    ----------

         Net current liabilities                         ($44,000)    ($573,000)
                                                        ==========    ==========

Included in notes payable for Western at December 31, 2000, was a $396,000 note to a finance company, interest only, at prime plus 3.5%. The Note was personally guaranteed by the Company's former CEO and his wife, was secured by a Second Trust Deed on their residence and was due January 31, 2001. On February 15, 2001, the Company reached an agreement with the former CEO, and the finance company, whereby the Company converted $100,000 of the note, repriced 23,700 options held by the former CEO from $18.75 per share to $5.00 per share, which he immediately exercised through forgiveness of the note, and paid expenses in the amount of $15,000. Mcglen also issued a warrant to purchase 10,000 shares of the Company's common stock at $5.00 per share to the former CEO. The warrant was fully vested and non-forfeitable when issued. The Company booked the value of the warrant, approximately $15,000, as computed under FAS 123 and reduced the extraordinary gain by the value of the warrant. The Company was then released from the remaining balance of the note. The Company recorded an extraordinary gain of approximately $271,000 on this transaction.

The fair value for this warrant was estimated at the date of grant using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.8%, volatility factor of the expected market price of the Company's common stock of 120%, an expected life of the options of 3 years from the grant date, and a dividend yield of zero. This warrant expires in February, 2004.

Information relating to the operations of Western for the year ended December 31, 1999 is as follows:

                                                                  1999
                                                                  ----
         Net revenue                                           $ 3,234,000
         Expenses                                                6,272,000
                                                               ------------
         Loss from discontinued operations                      (3,038,000)
         Loss from disposal of Western Technologies, Inc.       (2,864,000)
                                                               ------------
         Net loss                                              ($5,902,000)
                                                               ============

Information for 2001 and 2000 was not material and therefore has not been presented. Included in the 1999 net loss are write-offs of patents, goodwill, and property and equipment of $2,020,000, $1,579,000, and $217,000, respectively.

13.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited consolidated quarterly financial data for the Company (in thousands, except per share data):

                                                                             QUARTER ENDED

                                         MARCH 31,   JUNE 30,  SEPT. 30,   DEC. 31,  MARCH 31,   JUNE 30,  SEPT. 30,   DEC. 31,
                                          2000        2000       2000        2000      2001       2001       2001       2001
                                          ----        ----       ----        ----      ----       ----       ----       ----
CONSOLIDATED STATEMENT OF
    OPERATIONS DATA:

Net sales                                $ 10,909   $  8,155   $  5,485   $  5,596   $  5,804   $  4,789   $  5,257   $  5,381
Cost of sales                               9,658      7,521      5,004      4,953      5,107      4,250      4,749      4,830
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Gross Profit                                1,251        634        481        643        697        539        508        551
    Selling, general and administrative     1,860      2,120      2,655      1,823      1,440        931        869        766
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Loss from operations                     (609)    (1,486)    (2,176)    (1,180)      (743)      (392)      (361)      (215)
    Interest expense                            5         69        105        338         67        123         21         24
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Loss before income taxes and
    extraordinary item                       (614)    (1,555)    (2,281)    (1,519)      (810)      (515)      (382)      (239)
Provision for income taxes                      -          -          -          1          -          -          -          1
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Loss before extraordinary item               (614)    (1,555)    (2,281)    (1,520)      (810)      (515)      (382)      (240)
Extraordinary item, gain on retirement
    of debt                                     -          -          -        239        616         23          -          -
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net loss                                 ($   614)  ($ 1,555)  ($ 2,281)  ($ 1,281)  ($   194)  ($   492)  ($   382)  ($   240)
                                         =========  =========  =========  =========  =========  =========  =========  =========

Basic and diluted loss per
    share before extraordinary item      ($  0.19)  ($  0.49)  ($  0.72)  ($  0. 48)  ($  0.24)  ($  0.14)  ($  0.11)  ($  0.07)
                                         =========  =========  =========  =========  =========  =========  =========  =========
Basic and diluted net loss
    per share                            ($  0.19)  ($  0.49)  ($  0.72)  ($  0.40)  ($  0.06)  ($  0.14)  ($  0.11)  ($  0.07)
                                         =========  =========  =========  =========  =========  =========  =========  =========
Weighted average shares of common
    stock outstanding:
    Basic and diluted                       3,200      3,187      3,147      3,175      3,387      3,585      3,585      3,585
                                         =========  =========  =========  =========  =========  =========  =========  =========

14.      SUBSEQUENT EVENTS

On January 21, 2002, the Board of Directors of the Company approved a 10 for 1 stock split in connection with the merger with Lan Plus. The reverse spilt was effective on March 20, 2002.

In January 2002, the Company entered into a settlement agreement and mutual release with one of its suppliers, whereby the supplier and the Company agreed to settle all pending issues in exchange for the Company paying the supplier approximately $70,000. In exchange, the supplier returned approximately 49,500 shares of the Company's common stock; the stock was cancelled in March 2002.

On March 20, 2002, the Company closed its merger with Lan Plus. At the closing of the merger, Lan Plus shareholders received a number of shares such that they now own approximately 75% of the Company. In addition, at the close of the merger, the Company also instituted the 10:1 reverse stock split and changed its name to Northgate Innovations, Inc. Pursuant to the merger agreement, upon close of merger, the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million was converted to common stock, eliminating the debt; the stock was then retired to Treasury and cancelled.

Upon closing of the merger, Andy Teng, founder, Chairman and Chief Executive Officer of Lan Plus, became the Chief Executive Officer and Chairman of the Board of the combined company. Richard Shyu, previously President and Chief Operating Officer of Lan Plus, became President of the combined company. Both were added to the Board of Directors. Grant Trexler, Mcglen's Chief Financial Officer, became Chief Financial Officer of the combined company. Two of Mcglen's founders, Mike Chen and Alex Chen, have assumed management positions within the new company. All of Mcglen's Board of Directors, except Mike Chen, resigned in connection with the merger.

Upon completion of the merger with Lan Plus, the Company issued 150,000 shares of common stock to PJA in connection with Mcglen's consulting agreement with PJA. These shares were issued from the Founders Pool. Additionally, the Company issued 6,300 shares of common stock to the Company's Chief Financial Officer
(CFO) pursuant to a stock grant by the Company in June 2000 and issued 20,000 shares of common stock pursuant to an agreement between the Founders and the CFO in March 2002. These shares were issued from the Founders Pool. The accounting for these transactions will be such that, the combined entity's goodwill will be increased by the fair market value of the shares paid to PJA and the 20,000 shares CFO at the closing date with a corresponding credit to additional paid in capital for the difference between fair market and par values of the 170,000 shares issued.

In March 2002, the Company entered into a settlement agreement and mutual release with an individual, as a successor to the Josephthal & Co. Inc., whereby the individual agreed to accept 125,000 shares of the Company's common stock upon close of merger with Lan Plus, instead of $300,000 worth of stock, in exchange for the Company releasing the individual for any claims related to the Company's investment banking agreement with Josephthal. The accounting for this transaction will be such that, the combined entity's goodwill will be increased by the fair market value of the 125,000 shares closing date with a corresponding credit to additional paid in capital for the difference between fair market and par values of the 125,000 shares issued.

In March 2002, Mcglen was notified by AMRO of their conversion of $992,000 of its note, plus accrued interest of $171,000 at a conversion price of $9.379 per share pursuant to their note agreement. Upon closing of the merger with Lan Plus and the reverse split of the Company's stock this transaction was completed and the Company issued approximately 1,242,000 shares of its common stock.

Also in March 2002, the Company negotiated settlement agreements with several of its lessors on certain past due equipment leases. The Company will record a gain in March 2002 of approximately $100,000 as a result of these settlements.

Finally, in March 2002, the Company issued 10,000 shares of its common stock to an investor relations consultant in exchange for services through June 1, 2002. The Company will record the fair value of these shares, $10,000, as an expense in March 2002.

         INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON SCHEDULE II

The Board of Directors and Stockholders
Northgate Innovations, Inc. (formerly known as Mcglen Internet Group, Inc.) City of Industry, California

         The audits referred to in our report, dated April 12, 2002, included the related financial statement schedule as of December 31, 2001, and for each of the three years in the period ended December 31, 2001, included in the annual report on Form 10-K of Northgate Innovations, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Los Angeles, California

April 12, 2002

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                          Column A                       Column B      Column C         Column D       Column E
                          --------                       --------      --------         --------       --------
                                                        Balance at                                    Balance at
                                                        Beginning                                       End of
                         Description                     of year      Additions        Deductions        Year
                         -----------                   -----------   -----------      -----------    -----------
         2001
         ----
         Allowance for doubtful accounts deducted
         from accounts receivable in the balance sheet     $30,000       $67,000          $77,000        $20,000
         Reserve for obsolescence deducted from
         inventories on the balance sheet                   51,000         5,000            5,000         51,000
                                                        -----------   -----------      -----------    -----------
                                                           $81,000       $72,000          $82,000        $71,000
                                                        ===========   ===========      ===========    ===========
         2000
         ----
         Allowance for doubtful accounts deducted
         from accounts receivable in the balance sheet    $ 70,000      $236,000         $276,000        $30,000
         Reserve for obsolescence deducted from
         inventories on the balance sheet                  101,000             -           50,000         51,000
                                                        -----------   -----------      -----------    -----------
                                                          $171,000      $236,000         $326,000        $81,000
                                                        ===========   ===========      ===========    ===========
         1999
         ----
         Allowance for doubtful accounts deducted
         from accounts receivable in the balance sheet           -       $70,000                -       $ 70,000
         Reserve for obsolescence deducted from
         inventories on the balance sheet                   $8,000        93,000                -        101,000
                                                        -----------   -----------      -----------    -----------
                                                            $8,000      $163,000                -       $171,000
                                                        ===========   ===========      ===========    ===========

                                  EXHIBIT INDEX

  Exhibit No.    Description
  -----------    -----------

         2.1      Amended and Restated Agreement and Plan of Merger, dated as of
                  March 21, 2001, by and among Mcglen Internet Group, Inc.,
                  Mcglen Acquisition Company, Lan Plus Corporation and Andy
                  Teng, incorporated by reference to Appendix A to the Proxy
                  Statement/Prospectus included in
         2.2      Amendment No. 3 to our Registration Statement on Form S-4, No.
                  333-66750. Amendment No. 4 dated March 14, 2002 to the Amended and Restated Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed April 9, 2002.
         3.1      Amended Certificate of Incorporation of Adrenalin Interactive,
                  Inc., incorporated by reference from Exhibit 3.1 to our
                  Current Report on Form 8-K, dated December 8, 1999.
         3.2      Certificate of Amendment of Certificate of Incorporation of
                  Mcglen Internet Group, Inc., filed with the Delaware Secretary of State on March 15, 2002.
         3.3      Bylaws of Mcglen Internet Group, Inc., incorporated by
                  reference from Exhibit 3.2 to Amendment No. 1 filed April 17,
                  2000 to our Form 10-KSB for the year ended December 31, 1999
                  ("April 2000 Form 10-KSB/A").
         10.1     1999 Stock Option Plan of Mcglen Micro, Inc., as amended, as adopted by the Company after the merger with Adrenalin
                  Interactive, Inc., incorporated by reference from Exhibit 10.1 to our April 2000 Form 10-KSB/A.
         10.2     2000 Stock Option Plan, incorporated by reference from Exhibit
                  10.21 to Amendment No. 1 filed September 27, 2000 to our
                  Registration Statement on Form SB-2, No. 333-41070 ("Form
                  SB-2").
         10.3     Convertible Promissory Note, dated March 20, 2000, by and
                  between Mcglen Internet Group, Inc. and various Lenders
                  introduced by Institutional Equity Holdings Corporation,
                  incorporated by reference from Exhibit 10.14 to our April 2000
                  Form 10-KSB/A.
         10.4     Employment Agreement, dated January 1, 2000, between Mcglen
                  Internet Group, Inc. and Grant Trexler, incorporated by
                  reference from Exhibit 10.15 to our April 2000 Form 10-KSB/A.
         10.5     Employment Agreement, dated December 2, 1999, between
                  Adrenalin Interactive, Inc. and George Lee, incorporated by reference from Exhibit 10.16 to our April 2000 Form 10-KSB/A.
         10.6     Employment Agreement, dated December 2, 1999, between
                  Adrenalin Interactive, Inc. and Mike Chen, incorporated by reference from Exhibit 10.17 to our April 2000 Form 10-KSB/A.
         10.7     Employment Agreement, dated December 2, 1999, between
                  Adrenalin Interactive, Inc. and Alex Chen, incorporated by reference from Exhibit 10.18 to our April 2000 Form 10-KSB/A.
         10.8     Founders Agreement, dated August 15, 2000, between Mcglen
                  Internet Group, Inc. and George Lee, Mike Chen and Alex Chen,
                  incorporated by reference from Exhibit 10.22 to Amendment No.
                  1 filed September 27, 2000 to our Form SB-2.
         10.9     Financing Agreement, dated December 22, 2000, between Mcglen
                  Internet Group, Inc. and Dillow and Dillow, Inc., incorporated by reference from Exhibit 10.23 to Amendment No. 2 filed
                  January 10, 2001 to our Form SB-2.
         10.10    Consulting Agreement, dated August 17, 2000, between Mcglen
                  Internet Group, Inc. and Peter Janssen Associates,
                  incorporated by reference from Exhibit 10.10 to our 2000 Form
                  10-KSB.
         21       Subsidiaries of Mcglen Internet Group, Inc., incorporated by reference from Exhibit 21 to our April 2000 Form 10-KSB/A.
         23       Consent of BDO Seidman, LLP.


                                Exhibit Index - 1