Form 10-Q
period 2002-03-31
NORTHGATE INNOVATIONS  INC
filed 2002-05-31
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended MARCH 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of publicly traded common equity; as of May 28, 2002 was 14,736,665 shares of Common Stock.

                           NORTHGATE INNOVATIONS, INC.

                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1  Financial Statements

Consolidated Balance Sheets.................................................  3

Consolidated Statements of Operations.......................................  4

Consolidated Statements of Stockholders' Equity (Deficit)...................  5

Consolidated Statements of Cash Flows.......................................  6

Condensed Notes to Consolidated Financial Statements........................  7

Item 2 - Management's Discussion and Analysis of Financial  Condition
and Results of Operations...................................................  8


PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds......................... 11

Item 6.   Exhibit and Reports on Form 8-K................................... 12

SIGNATURE................................................................... 12

                           NORTHGATE INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except par value)


                          ASSETS                        MARCH 31,   DECEMBER 31,
                                                          2002         2001
                                                        --------     --------
                                                      (unaudited)

Current Assets:
Cash and cash equivalents                               $ 5,274      $ 7,178
Certificates of deposit                                   1,189          187
Marketable securities                                     1,204        1,377
Accounts receivable, net of allowance for doubtful
  accounts and estimated  returns of $250 at March 31,
  2002 and $254 at December 31, 2001                      3,510        9,475
Inventories                                               3,943        3,944
Advances to Mcglen Internet Group, Inc.                       -          845
Prepaid expenses and other current assets                   187          182
Investments                                                 200            -
Deferred tax - current                                      198          123
                                                        --------     --------
              Total current assets                       15,705       23,311
                                                        --------     --------
Equipment, net                                              908          750
Deferred tax asset - long term                            1.325            -
Goodwill                                                  4,145            -
Other assets                                                 38           30
                                                        --------     --------
                                                        $22,121      $24,091
                                                        ========     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable                                        $ 7,195      $10,048
Securities sold short                                       245          426
Accrued expenses                                            495        1,076
Line of credit                                               90            -
Accrued royalties                                         3,304        4,999
Income taxes payable                                        542        1,053
Convertible notes payable                                   100            -
Dividends payable                                           186          186
ESOP interest payable                                       397          278
                                                        --------     --------
              Total current liabilities                  12,554       18,066
                                                        --------     --------
Notes payable - long term                                 1,300        1,300
ESOP loan payable                                         7,963        7,963
                                                        --------     --------

              Total liabilities                          21,817       27,329
                                                        --------     --------

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 5,000 shares
  authorized, 1,350 issued and outstanding                  285          285
Common stock, $0.03 par value; authorized 50,000
  shares, 14,737 and 9,854 shares issued and
  outstanding  in 2002 and 2001, respectively               442            -
Additional paid in capital                                3,308            -
Unrealized loss on marketable equity securities            (564)        (496)
Retained earnings                                         3,508        3,748
                                                        --------     --------
                                                          6,979        3,537
Unearned ESOP shares                                     (6,675)      (6,775)
                                                         --------     --------
              Total stockholders' equity (deficit)          304      (3,238)
                                                        --------     --------
                                                        $22,121      $24,091
                                                        ========     ========

    See accompanying condensed notes to the consolidated financial statements

                                         NORTHGATE INNOVATIONS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)
                                    (in thousands, except per share data)

                                                                             MARCH 31, 2002    MARCH 31, 2001
                                                                             --------------    --------------
Net sales                                                                       $ 19,432          $ 14,454
Cost of sales                                                                     17,376            13,551
                                                                                ---------         ---------
Gross profit                                                                       2,056               903
Selling, general and administrative expenses                                       2,461             1,468
                                                                                ---------         ---------
Loss from operations                                                                (405)             (565)

Other (income) expenses:
Interest expense, net                                                                102                47
Other income                                                                        (107)             (621)
                                                                                ---------         ---------
        Total other                                                                   (5)             (574)
                                                                                ---------         ---------
(Loss) income before income taxes                                                   (400)                9
(Benefit) provision for income taxes                                                (160)                4
                                                                                ---------         ---------
Net (loss) income                                                                $  (240)         $      5
                                                                                =========         =========
Basic net (loss) income per share                                                $ (0.02)          $  0.00
                                                                                 =========         =========
Diluted net (loss) income per share                                              $ (0.02)          $  0.00
                                                                                 =========         =========


Weighted average shares of common stock outstanding:
         Basic                                                                     10,666             9,854
                                                                                 =========         =========
         Diluted                                                                   10,666            10,129
                                                                                 =========         =========

                       See accompanying notes to the consolidated financial statements

                                                      4

                                         NORTHGATE INNOVATIONS, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                 (unaudited)
                                               (in thousands)


                                                                                          ACCUMULATED                        TOTAL
                                                                               ADDITIONAL   OTHER     UNEARNED         STOCKHOLDERS'
                                      COMMON STOCK         PREFERRED STOCK      PAID-IN  COMPREHENSIVE  ESOP    RETAINED    EQUITY
                                    SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     LOSS       SHARES   EARNINGS   (DEFICIT)
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at January 1, 2002            3,150                 1,350   $    285              $   (496)  $ (6,775)   $ 3,748   $ (3,238)
Unrealized loss on marketable
  securities                                                                                   (68)                             (68)
Stock split in connection with
  reverse acquisition                 6,704   $    296                         $   (296)                                         --
Shares issued in recapitalization     4,873        146                            3,694                                       3,840
Shares issued to consultant              10                                          10                                          10
Decrease in fair value of
  released ESOP shares, net of tax                                                                                               --
Net loss                                                                           (100)                  100       (240)      (240)
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at March 31, 2002            14,737   $    442      1,350   $    285   $  3,308   $   (564)  $ (6,675)  $  3,508   $    304
                                   =========  =========  =========  =========  =========  =========  =========  =========  =========

                                           See accompanying notes to the consolidated financial statements



                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                  MARCH 31,
                                                               2002       2001
                                                             --------   --------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net (loss) income                                         $  (240)   $     5
   Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                                  41         26
   Stock issued for services                                      10          -
   Provision for losses on accounts receivable                     -        (63)
   Changes in operating assets and liabilities, net
   of Mcglen acquisition:
   Accounts receivable                                         6,540      2,145
   Inventories                                                   349        124
   Prepaid expenses and other current assets                      23          -
   Due from Mcglen                                              (307)      (475)
   ESOP contribution payable                                     119         74
   Accounts payable                                           (3,913)      (924)
   Accrued expenses                                             (966)      (203)
   Accrued royalties                                          (1,695)      (149)
   Other assets                                                   (8)         -
   Income taxes payable                                         (511)         -
                                                             --------   --------
   Total adjustments                                            (318)       555
                                                             --------   --------
Net cash (used in) provided by operating activities             (558)       560
                                                             --------   --------

Cash flows from investing activities:
         Purchases of equipment                                 (104)        (8)
         Purchases of marketable securities                   (1,094)    (4,027)
         Proceeds from sale of marketable securities             946      5,516
         Certificates of deposit                              (1,002)        10
         Investments                                            (200)         -
         Cash acquired in Mcglen purchase                        108          -
                                                             --------   --------
Net cash (used in) provided by investing activities           (1,346)     1,491
                                                             --------   --------


   Net (decrease) increase in cash and cash equivalents       (1,904)     2,051

   Cash and cash equivalents beginning of period               7,178      2,884
                                                             --------   --------

   Cash and cash equivalents end of period                   $ 5,274    $ 4,935
                                                             ========   ========

The Company paid $137 and $30 for interest and $400 and $0 for taxes, during the three months ended March 31, 2002 and 2001, respectively. See Note 2 for non-cash investing activities.




         See accompanying notes to the consolidated financial statements

NORTHGATE INNOVATIONS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Northgate Innovations, Inc. (a Delaware corporation) (formerly Mcglen Internet Group, Inc. "Mcglen") and its wholly owned subsidiaries ("Northgate" or the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Form 8-K filed on May 20, 2002.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2002 and 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.


2. OVERVIEW AND RECENT DEVELOPMENTS

The Company is a developer, manufacturer and distributor of innovative PCs, peripherals, software, and over 100,000 computer products. The Company specializes in selling its computers through television shopping networks, mail order catalog companies and large electronic chain stores as well as targeting specific business-to-business and business-to-consumer markets through the Internet. Our operations division, which includes a call center, sourcing, warehousing, fulfillment, accounting, business development and information technology, supports order processing, logistics, customer service, financial transactions and core technology for our business divisions located in the City of Industry, California. Our business divisions include sales, marketing, content management, product management and service management teams focused on building unique customer experiences for each business division.

On October 11, 2000, Northgate entered into an agreement and plan of merger with Lan Plus Corporation (Lan Plus). Lan Plus is a manufacturer of both private-label and branded turnkey computer products and services, with over ten years of operating history. On March 21, 2001, the companies entered into an amended and restated merger agreement that, among other things, eliminated certain conditions to closing contained in the original merger agreement. The amended and restated merger agreement was subsequently amended several times, ending on March 14, 2002. Upon the close of the merger on March 20, 2002, Lan Plus shareholders received approximately 3.128 shares of Northgate common stock for each Lan Plus share they owned, and owned approximately seventy-five (75%) of the outstanding stock of Northgate (after taking into account a 10:1 reverse split that took place immediately prior to the close of the merger). The historical equity section of the balance sheet and earnings per share information have been retroactively restated to reflect the exchange ratio established in the merger agreement. In addition, the Company changed its name to Northgate Innovations, Inc. Pursuant to the merger agreement, upon close of merger, the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million was converted to common stock eliminating the debt; the stock was then retired to Treasury and cancelled.

Although Lan Plus was merged into Northgate, the merger was accounted for as a reverse acquisition since Lan Plus shareholders control the combined entity after the merger. As a result, for financial accounting purposes, the merger is treated as a purchase of Northgate by Lan Plus. Therefore, the historical financial statements of Lan Plus are presented for comparison purposes for all periods presented.

After the 10:1 reverse stock split, Mcglen shareholders held 4,872,583 shares of Northgate's $0.03 par value common stock. For accounting purposes, the shares issued to Mcglen were valued at $0.788 (after the 10:1 reverse stock split and based on the weighted average closing price of the shares just prior to and after the merger date).

The following represents the estimated fair value of net assets acquired by Lan Plus in the reverse acquisition at March 14, 2002 (in thousands):

        Cash                                               $          108
        Other current assets                                          879
        Fixed assets                                                   95
        Deferred income taxes                                       1,400
        Intangibles                                                 4,145
        Accounts payable and accrued expenses                      (1,278)
        Inter-company payables                                     (1,152)
        Notes payable                                                (357)
                                                                 ---------
                                                           $        3,840
                                                                 =========

Deferred income taxes represent the Company's estimate of Mcglen's net operating Loss carryforwards ("NOLs") that can be used to offset Northgate estimate future taxable income, after considering limitations imposed on NOLs upon a change in control.

Intangibles represent the excess of the purchase price of Mcglen over the estimated fair value of the tangible assets acquired. The Company has not yet determined if any specifically identifiable intangibles should be recorded related to this purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141. Any unidentified intangibles will be reflected as non-amortizable goodwill and will be evaluated periodically for recoverability in accordance with SFAS No. 142. For the three months ended March 31, 2002, the Company has recorded no intangible amortization.

On a pro forma basis, the statement of operations would have been as follows if the acquisition had occurred on January 1, 2002:


         (in thousands, except per share data)                  MARCH 31, 2002
                                                                --------------
         Net sales                                                     $23,832
         Gross profit                                                    2,546
         Loss before taxes                                               (406)
         Net loss                                                       ($244)
         Net loss per share                                            ($0.02)


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


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in the following section, "Northgate", "we", "us", "the Company" and "our" refer to Northgate Innovations, Inc., unless the context requires otherwise.

The following discussion and analysis of Northgate's financial condition and results of operations should be read in conjunction with Northgate's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein. The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statements of operations. There can be no assurance that the trends in sales growth or operating results will continue in the future.

OVERVIEW

Northgate was incorporated in the State of Delaware in 1994 and is a leading marketer of personal computers, or PCs, and related products and services. Northgate manufactures, markets, and supports a broad line of desktop PCs, servers and workstations used by individuals, families, businesses, government agencies and educational institutions. Northgate also offers diversified products and services such as software, peripherals, Internet access services, support programs and general merchandise.

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories. Gross profit consists of net sales less product and shipping costs.

RESULTS OF OPERATIONS


The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's condensed statements of operations. There can be no assurance that the trends in sales growth or operating results will continue in the future.

                                               PERCENTAGE OF NET SALES
                                               -----------------------
                                                PERIOD ENDED MARCH 31,
                                                  2002       2001
                                                  ----       ----

     Net sales                                    100.0%     100.0%
     Cost of sales                                 89.4       93.7
                                                  ------     ------
     Gross profit                                  10.6        6.3
     Operating expenses                            12.7       10.2
                                                  ------     ------
     Loss from operations                          (2.1)      (3.9)
     Interest expense, net                          0.5        0.4
     Other income                                  (0.6)      (4.3)
                                                  ------     ------
     (Loss) income before income taxes             (2.0)       0.0
     Provision for income taxes                    (0.8)       0.0
                                                  ------     ------
     Net (loss) income                             (1.2%)      0.0%
                                                  ======     ======

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Net sales increased by $5.0 million, or 34.4%, to $19.4 million for the three months ended March 31, 2002, compared to $14.5 million for the three months ended March 31, 2001. The increase in net sales was a result of an increase in the number of computer systems shipped during the period as well as a increase in the average selling price per system due to the bundling of peripherals and other products with the systems.

Gross profit increased by $1.2 million or 129.7% to $2.1 million for the three months ended March 31, 2002, compared to $0.9 million for the three months ended March 31, 2001. The increase in gross profit was due to the increase in sales. Gross profit, as a percentage of net sales also increased to 10.6% for the three months ended March 31, 2002, compared to 6.3% for the three months ended March 31, 2001. The increase in gross profit margin was due to a better overall market for computers in 2002 as compared to the first quarter of 2001.

Operating expenses increased by $1.0 million or 66.6%, to $2.5 million for the three months ended March 31, 2002, from $1.5 million for the same period in 2001. The increase in operating expenses was attributable to an increase in payroll and related costs, and a decrease in bad debt recoveries in 2002. Payroll and related costs increased by approximately $800,000, or 88.9% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due to a larger workforce in place for the increased sales volume. Bad debt expense decreased by approximately $63,000 to zero for three months ended March 31, 2002 as compared to ($63,000) in bad debt recoveries for the first quarter of 2001.

Net interest expense increased $55,000 or 117.0% due to lower interest income resulting from decreased investments in 2002. Other income decreased by $514,000, or 99.4% to $4,000 for the three months ended March 31, 2002, from $621,000 for same period in the prior year. The decrease was a result of reduced capital gains on marketable securities for the period ended March 31, 2002.

Income tax provision for the period ended March 31, 2002 was ($160,000) versus a provision of $4,000 for the same period in the prior year. The decrease in the provision was due to the loss in the first quarter of 2001 eligible to be carried back to the prior year.

On a forward-looking basis, future gross profit margins may decline from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended March 31, 2002 or year ended December 31, 2001. Although the Company believes it provides a high level of value and added services, pricing and gross profit could be negatively impacted by the activities of larger computer manufacturers.

INCOME TAXES

For the periods ended March 31, 2002 and 2001, the difference between the amount of income tax recorded and the amount of income tax expense calculated using the federal statutory rate of 34% is due to book tax differences related to the Company's accounts receivable and inventory reserves.

As a result of the Company's reverse merger in March 2002, the Company has federal and state net operating loss carryforwards of approximately $23 million and $12 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2020 through 2022 for federal purposes and 2010 through 2012 for state purposes, if not utilized. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in the Company being able to only utilize $3.9 million and $0.5 million, to offset federal and state income, respectively. The remaining net operating loss carryforwards will go unused.


LIQUIDITY AND CAPITAL RESOURCES

Northgate's primary capital need has been the funding of working capital requirements created by its growth. Historically, Northgate's primary sources of financing have been cash provided by operations and borrowings from private investors, and financial institutions. Cash (used in) provided by operations was approximately ($558,000) and $3.5 million for the three months ended March 31, 2002 and the year ended December 31, 2001. Cash was used to pay down Northgate's working capital obligations during the three months ended March 31, 2002.

During the three months ended March 31, 2002, Northgate's capital expenditures were approximately $104,000 compared to $8,000 for the same period 2001, primarily for computer software and hardware, and production equipment.

During the year ended December 31, 2001, Northgate's capital expenditures were approximately $511,000 compared to $113,000 for the year ended December 31, 2000, primarily for computer software and hardware, and production equipment.

The Company has a $2,500,000 line of credit with a bank. The line of credit provides for borrowings secured by substantially all of the Company's assets and is guaranteed by the Company's majority shareholder. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on the Company's behalf. The line of credit expires on June 30, 2002. The Company is currently renegotiating the line of credit. Advances under the line bear interest at the bank's prime rate plus 0.5% (7.5% at March 31, 2002). The line contains certain covenants that require Northgate to maintain on a quarterly basis: a minimum level of tangible net worth (as defined), profitability for at least one quarter in three, a Current Ratio of at least 1.4:1, a Debt to Tangible Net Worth ratio of not more than 5.0 to 1.0, Working Capital of at least $2.5 million, and limits the capital expenditures the Company can make in any one year to $750,000. Due to the accounting requirement for Lan Plus to record ESOP debt guarantee as a liability with a corresponding entry to Unearned ESOP Shares in Stockholders Equity in accordance with SOP 93-6, at March 31, 2002, Lan Plus was not in compliance with the debt to tangible net worth covenant. However, there were no borrowings outstanding under this line at March 31, 2002. Management has entered into discussions with the lender to redefine the covenant to exclude ESOP debt and related entry to Stockholders Equity and extend the line of credit.

At March 31, 2002 and 2001, the Company had cash and short-term investments of $6.5 million and $7.2 million, respectively, and working capital of $3.2 million and $4.3 million, respectively. At March 31, 2002 and 2001,approximately $1.0 million and $1.4 million of the Company's short term investments was held as collateral for letters of credit taken out to secure open account terms with one of the Company's primary vendors. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2002. However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

At December 31, 2001 and 2000, the Company had cash and short-term investments of $8.6 million and $4.0 million, respectively, and working capital of $4.9 million and $3.8 million, respectively.

Since computer retailers typically have low product gross margins, Northgate's ability to remain profitable is dependent upon its ability to continue to drive down the cost of its computer systems through its product sourcing, inventory management and labor management systems. To the extent that Northgate does not continue to effectively manage its business, Northgate may be materially adversely affected.

Northgate may experience significant fluctuations in its future operating results due to a variety of factors, many of which are outside its control. Factors that may affect its operating results include: the frequency and success of new product introductions, mix of product sales and seasonality of sales typically experienced by retailers, and the pricing of component parts in the world-wide marketplace. Many of Northgate's competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than Northgate and may benefit from component volume purchasing arrangements that are more favorable in terms of pricing and component availability than the arrangements enjoyed by the Company. Sales in the computer retail industry are significantly affected by the release of new products. Infrequent or delayed new product releases can negatively impact the overall growth in retail sales.

As part of its growth strategy, Northgate may, in the future, acquire other companies, in the same or complementary lines of business, in addition to the acquisition of Mcglen described elsewhere herein. Any such acquisition and the ensuing integration of the operations of the acquired company with those of Northgate would place additional demands on Northgate's management, and operating and financial resources.

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


PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

1. In March 2002, the Company issued 1,240,000 shares of common stock to a convertible note holder in exchange for the conversion of $992,000 of its note, plus accrued interest of $171,000 at a conversion price of $0.09379 per share pursuant to their note agreement.

     This common stock was issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from the registration requirements of the Securities Act set forth in
     Section 4 (2) of the Securities Act. The holder of the stock has demand registration rights.

2. In March 2002, upon completion of the merger with Lan Plus, the Company issued 115,000 to an entity headed by its former Chairman in connection with a consulting agreement. These shares were issued from the Founders Pool.

     This common stock was issued without registration under the Securities Act, in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4 (2) of the Securities Act.

3. In March 2002, the Company issued 6,300 shares of common stock to the Company's Chief Financial Officer (CFO) pursuant to a stock grant by the Company in June 2000 and issued 20,000 shares of common stock pursuant to an agreement between the Founders and the CFO in March 2002. These shares were issued from the Founders Pool.

     This common stock was issued without registration under the Securities Act, in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4 (2) of the Securities Act.

4. In March 2002, the Company entered into a settlement agreement and mutual release with an individual, as a successor to the Josephthal & Co. Inc., whereby the individual agreed to accept 125,000 shares of the Company's common stock upon close of merger with Lan Plus, instead of $300,000 worth of stock, in exchange for the Company releasing the individual from any claims related to the Company's investment banking agreement with Josephthal. These shares were issued from the Founders Pool.

     This common stock was issued without registration under the Securities Act, in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4 (2) of the Securities Act.

5. In March 2002, the Company issued 10,000 shares of common stock to a consultant in exchange for services.

     This common stock was issued without registration under the Securities Act, in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4 (2) of the Securities Act.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a.    Reports on Form 8-K -

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Northgate Innovations, Inc.




Date: May 30, 2002                   By   /s/ Grant Trexler
                                        ---------------------------------------
                                          Grant Trexler
                                          Chief Financial Officer

                                     (Duly Authorized Officer of the Registrant
                                      and Principal Financial Officer)