Form 10-Q
period 2002-06-30
NORTHGATE INNOVATIONS  INC
filed 2002-08-13
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-27878

                           NORTHGATE INNOVATIONS, INC.
                         (Name of issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of publicly traded common equity; as of August 12, 2002 was 14,736,665 shares of Common Stock.

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

PART II - OTHER INFORMATION

Item 6.   Exhibit and Reports on Form 8-K................................... 13

SIGNATURE................................................................... 13

                           NORTHGATE INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except par value)

                          ASSETS                        JUNE 30,   DECEMBER 31,
                                                          2002         2001
                                                        --------     --------
                                                      (unaudited)

Current Assets:
Cash and cash equivalents                               $   672      $ 7,178
Certificates of deposit                                   1,189          187
Marketable securities                                     1,496        1,377
Accounts receivable, net of allowance for doubtful
  accounts and estimated  returns of $300 at June 30,
  2002 and $254 at December 31, 2001                      6,489        9,475
Inventories                                               3,510        3,944
Advances to Mcglen Internet Group, Inc.                       -          845
Prepaid expenses and other current assets                   176          182
Investments                                                 200            -
Deferred tax - current                                      198          123
                                                        --------     --------
              Total current assets                       13,930       23,311
                                                        --------     --------
Equipment, net                                              834          750
Deferred tax asset - long term                            1,325            -
Goodwill                                                  4,145            -
Other assets                                                 38           30
                                                        --------     --------
                                                        $20,272      $24,091
                                                        ========     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable                                        $ 4,980      $10,048
Securities sold short                                         -          426
Accrued expenses                                            570        1,076
Line of credit                                              680            -
Accrued royalties                                         3,046        4,999
Income taxes payable                                        667        1,053
Convertible notes payable                                   100            -
Dividends payable                                           186          186
ESOP interest payable                                       517          278
                                                        --------     --------
              Total current liabilities                  10,746       18,066
                                                        --------     --------
Notes payable - long term                                 1,300        1,300
ESOP loan payable                                         7,963        7,963
                                                        --------     --------

              Total liabilities                          20,009       27,329
                                                        --------     --------

Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 5,000 shares
  authorized, 1,350 issued and outstanding                  285          285
Common stock, $0.03 par value; authorized 50,000
  shares, 14,737 and 9,854 shares issued and
  outstanding in 2002 and 2001, respectively                442            -
Additional paid in capital                                3,308            -
Unrealized loss on marketable equity securities            (805)        (496)
Retained earnings                                         3,708        3,748
                                                        --------     --------
                                                          6,938        3,537
Unearned ESOP shares                                     (6,675)      (6,775)
                                                         --------     --------
              Total stockholders' equity (deficit)          263       (3,238)
                                                        --------     --------
                                                        $20,272      $24,091
                                                        ========     ========

    See accompanying condensed notes to the consolidated financial statements

                                         NORTHGATE INNOVATIONS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)
                                    (in thousands, except per share data)

                                                        FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                           ENDED JUNE 30,          ENDED JUNE 30,
                                                         2002         2001       2002        2001
                                                       ---------   ---------   ---------   ---------
Net sales                                              $ 15,645    $  7,839    $ 35,077    $ 22,218

Cost of sales                                            12,750       5,996      30,126      19,589

Gross profit                                              2,895       1,843       4,951       2,629
                                                       ---------   ---------   ---------   ---------

Operating expenses                                        2,196       1,464       4,657       2,790
                                                       ---------   ---------   ---------   ---------
Income (loss) from operations                               699         379         294        (161)
                                                       ---------   ---------   ---------   ---------

Interest expense                                            142         195         294         312

Interest income                                             (25)        (64)        (75)       (120)

Other expense (income)                                      255        (438)        148      (1,073)
                                                        ---------   ---------   ---------   ---------
  Total other                                               372        (307)        367        (881)
                                                        ---------   ---------   ---------   ---------
Income (loss) before taxes                                  327         686         (73)        720

Provision (benefit) for income taxes                        127         203         (33)        217
                                                       ---------   ---------   ---------   ---------

Net income (loss)                                      $    200    $    483    $    (40)   $    503
                                                       =========   =========   =========   =========

Basic and diluted net income per share                 $   0.01    $   0.05    $      -    $   0.05
                                                       =========   =========   =========   =========

Weighted average shares of common stock outstanding:
              Basic                                      14,737       9,854      12,703       9,854
                                                       =========   =========   =========   =========
              Diluted                                    16,927      10,129      14,893      10,129
                                                       =========   =========   =========   =========


                       See accompanying notes to the consolidated financial statements

                                                      4

                                         NORTHGATE INNOVATIONS, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                 (unaudited)
                                               (in thousands)

                                                                                          ACCUMULATED                        TOTAL
                                                                               ADDITIONAL   OTHER     UNEARNED         STOCKHOLDERS'
                                      COMMON STOCK         PREFERRED STOCK      PAID-IN  COMPREHENSIVE  ESOP    RETAINED    EQUITY
                                    SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     LOSS       SHARES   EARNINGS   (DEFICIT)
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at January 1, 2002            3,150                 1,350   $    285              $   (496)  $ (6,775)   $ 3,748   $ (3,238)
Unrealized loss on marketable
  securities                                                                                  (309)                            (309)
Stock split in connection with
  reverse acquisition                 6,704   $    296                         $   (296)                                         --
Shares issued in recapitalization     4,873        146                            3,694                                       3,840
Shares issued to consultant              10                                          10                                          10
Decrease in fair value of
  released ESOP shares, net of tax                                                 (100)                  100                    --
Net loss                                                                                                             (40)       (40)
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at June 30, 2002             14,737   $    442      1,350   $    285   $  3,308   $   (805)  $ (6,675)  $  3,708   $    263
                                   =========  =========  =========  =========  =========  =========  =========  =========  =========

                                           See accompanying notes to the consolidated financial statements



                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                              For the six months
                                                                ended June 30,
                                                               2002       2001
                                                             --------   --------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net (loss) income                                         $   (40)   $   503
   Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                                 116         54
   Stock issued for services                                      10          -
   Provision for losses on accounts receivable                    46       (281)
   Inventory reserves                                            133       (108)
   Changes in operating assets and liabilities, net
   of Mcglen acquisition:
     Accounts receivable                                       3,515      2,158
     Inventories                                                 649      1,069
     Prepaid expenses and other current assets                    34       (714)
     Other assets                                                 (8)
     ESOP contribution payable                                   239        253
     Accounts payable                                         (6,128)    (1,388)
     Accrued expenses                                           (891)       (82)
     Advances to Mcglen                                         (307)      (696)
     Accrued royalties                                        (1,953)       (17)
     Income taxes payable                                       (386)         -
                                                             --------   --------
   Total adjustments                                          (4,931)       282
                                                             --------   --------
Net cash (used in) provided by operating activities           (4,971)       785
                                                             --------   --------

Cash flows from investing activities:
         Purchases of equipment                                 (105)      (214)
         Purchases of marketable securities                   (2,636)   (11,592)
         Proceeds from sale of marketable securities           1,710      8,459
         Certificates of deposit                              (1,002)        12
         Purchases of investments                               (200)         -
         Cash acquired in Mcglen purchase                        108          -
                                                             --------   --------
Net cash (used in) provided by investing activities           (2,125)    (3,335)
                                                             --------   --------

Cash flows from financing activities:
         Line of credit                                          590          -
                                                             --------   --------
Net cash provided by financing activities                        590          -
                                                             --------   --------
   Net (decrease) increase in cash and cash equivalents       (6,506)    (2,550)

   Cash and cash equivalents beginning of period               7,178      2,884
                                                             --------   --------

   Cash and cash equivalents end of period                   $   672    $   334
                                                             ========   ========

The Company paid $161 and $59 for interest and $400 and $0 for taxes, during the six months ended June 30, 2002 and 2001, respectively. See Note 2 for non-cash investing activities.

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

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2002 and 2001, and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. OVERVIEW AND RECENT DEVELOPMENTS

The Company is a developer, manufacturer and distributor of innovative PCs, peripherals, software, and over 100,000 computer products. The Company specializes in selling its computers through television shopping networks, mail order catalog companies and large electronic chain stores as well as targeting specific business-to-business and business-to-consumer markets through the Internet. The operations division, which includes a call center, sourcing, warehousing, fulfillment, accounting, business development and information technology, supports order processing, logistics, customer service, financial transactions and core technology for the business divisions located in the City of Industry, California. The business divisions include sales, marketing, content management, product management and service management teams focused on building unique customer experiences for each business division.

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

Although Lan Plus was merged into Northgate, the merger was accounted for as a reverse acquisition since Lan Plus shareholders controlled the combined entity after the merger. As a result, for financial accounting purposes, the merger is treated as a purchase of Northgate by Lan Plus. Therefore, the historical financial statements of Lan Plus are presented for comparison purposes for all periods presented.

After the 10:1 reverse stock split, Mcglen shareholders held 4,872,583 shares of Northgate's $0.03 par value common stock. For accounting purposes, the shares issued to Mcglen were valued at $0.788 per share (after the 10:1 reverse stock split and based on the weighted average closing price of the shares just prior to and after the merger date).

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

Intangibles represent the excess of the purchase price of Mcglen over the estimated fair value of the tangible assets acquired. The Company has not yet determined if any specifically identifiable intangibles should be recorded related to this purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141. Any unidentified intangibles will be reflected as non-amortizable goodwill and will be evaluated periodically for recoverability in accordance with SFAS No. 142. For the six months ended June 30, 2002, the Company has recorded no intangible amortization.

On a pro forma basis, the statements of operations would have been as follows if the acquisition had occurred on January 1, 2002 and 2001, respectively:

         (in thousands, except per share data)  June 30, 2002   June 30, 2001
                                                --------------  -------------
         Net sales                                  $39,515         $30,711
         Gross profit                                 5,441           3,865
         Loss before taxes and extraordinary item       (79)           (605)
         Extraordinary item, gain on debt settlements     -             639
         Net (loss) income                              (44)             34
         Net (loss) income per share                 ($0.00)         ($0.00)

In May and June 2002, the Company issued approximately 500,000 stock options to employees with exercise prices ranging from $0.35 to $0.50. These options vest over three to five years.

3.  SUBSEQUENT EVENTS

In July 2002, the Company repaid its line of credit and extended the line to September 30, 2002. In August 2002, the Company renegotiated its $1.3 million note payable, extending the due date to January 1, 2005. As such, this note is shown as a long term liability as of June 30, 2002.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in the following section, "Northgate", "we", "the Company" and "our" refer to Northgate Innovations, Inc., unless the context requires otherwise.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Northgate's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, bad debts, inventories, intangible assets, financing operations, warranty obligations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Northgate maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Northgate's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Northgate provides for the estimated cost of product warranties at the time revenue is recognized. While the products Northgate sells are covered by third party manufacturer warranties, Northgate may have products returned by customers that Northgate may not be able to recover from the manufacturer. Returns of this nature have been immaterial in the past; however, should actual product failure rates increase or the manufacturers go out of business, Northgate may be forced to cover these warranty costs and the costs may differ from Northgate's estimates.

Northgate writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Northgate's management assesses the impairment of identifiable intangibles, and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

o significant underperformance relative to expected historical or projected future operating results;
o significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
o        significant negative industry or economic trends.

When management determines that the carrying value of intangibles, and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures the impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's condensed statements of operations. There can be no assurance that the trends in sales growth or operating results will continue in the future.

                                                    PERCENTAGE OF NET SALES
                                                    -----------------------
                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       2002               2001         2002            2001
                                       ----               ----         ----            ----
     Net sales                        100.0%             100.0%       100.0%          100.0%
     Cost of sales                     81.5               78.8         85.9            88.2
                                      ------             ------       ------          ------
     Gross profit                      18.5               22.2         14.1            11.8
     Operating expenses                14.0               17.0         13.3            12.5
                                      ------             ------       ------          ------
     Income (loss) from operations      4.5                5.2          0.8            (0.7)
     Other expense (income)             2.4               (4.0)         1.0            (4.0)
                                      ------             ------       ------          ------
     Income before income taxes         2.1                9.2         (0.2)            3.3
     (Benefit)provision for taxes       0.8                2.8         (0.1)            1.0
                                      ------             ------       ------          ------
     Net (loss) income                  1.3%               6.4%        (0.1%)           2.3%
                                      ======             ======       ======          ======

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30,
2001

Net sales increased by $7.8 million, or 100.0%, to $15.6 million for the three months ended June 30, 2002, compared to $7.8 million for the three months ended June 30, 2001. The increase in net sales was a result of an increase in the number of laptop computer systems shipped during the period as well as an increase in the average selling price per system due to a higher selling price for the laptop systems as compared to desktop systems.

Gross profit increased by $1.2 million or 70.6% to $2.9 million for the three months ended June 30, 2002, compared to $1.7 million for the period ended June 30, 2001. The increase in gross profit was due to the increase in sales. Gross profit, as a percentage of net sales decreased by 3.6% to 18.5%, from 22.2% for the three months ended June 30, 2001. Gross profit as a percentage for the second quarter of 2002 increased 74.5% as compared to the first quarter of 2002 due to higher margins on the sale of notebooks as well as the Company reducing its reserve for obsolete and slow moving inventory by more than $30,000 due to tighter inventory controls, and reducing packing expenses by approximately $53,000, due to renegotiated costs, as compared to the first quarter of 2002.

On a forward-looking basis, management anticipates future gross profit margins to decline from second quarter levels and be more in line with those recognized for the years ended December 31, 2001 and 2000. The statement concerning future gross profit margins is a forward looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended June 30, 2002. Although the Company believes it provides a high quality product and after sale services, pricing and gross profit could be negatively impacted by the activities of larger computer manufacturers and product supply and demand.

Operating expenses increased by $900,000 or 69.2%, to $2.2 million for the three months ended June 30, 2002, from $1.3 million for the same period in 2001. The increase in operating expenses was attributable to an increase in payroll and related costs, telephone charges and an increase in depreciation expense in 2002. Payroll and related costs increased by approximately $660,000, or 87.1% for the three months ended June 30, 2002 compared to the same period in 2001 due to increased production and call center staffing due to increased sales, as well as the hiring of mid-level managers to help support the Company's growth. Insurance costs increased by approximately $70,000 as the Company incurred insurance for its Directors and officers, as well as increased premiums for workers compensation, general liability and health insurance due to overall increases in the insurance market. Depreciation charges increased by approximately $50,000 due to infrastructure investments in Northgate's telephone system and enterprise software.

Other expense (income) decreased by approximately $700,000 to $250,000 for the three months ended June 30, 2002, from ($450,000) for same period in the prior year. The decrease was primarily the result of a $650,000 decrease in gains on marketable securities.

The income tax provision for the three months ended June 30, 2002 was $130,000 versus a provision of $210,000 for the same period in the prior year. The decrease in the provision was due to lower income before taxes during the three months ended June 30, 2002, due to lower capital gains on marketable securities.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Net sales increased by $12.9 million, or 58.1%, to $35.1 million for the six months ended June 30, 2002, compared to $22.2 million for the six months ended June 30, 2001. The increase in net sales was a result of an increase in the number of desk top and laptop computer systems shipped during the period as well as an increase in the average selling price per system due to a higher selling price for the laptop systems as compared to desktop systems.

Gross profit increased by $2.3 million or 88.5% to $4.9 million for the three months ended June 30, 2002, compared to $2.6 million for the period ended June 30, 2001. The increase in gross profit was due to the increase in sales as well as well as more favorable pricing on certain components. Gross profit, as a percentage of net sales increased by 19.5% to 14.1%, from 11.8% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in gross profit as a percentage of sale was due to higher margins on the sale of notebooks as well as the Company taking advantage of quarter end promotions from various manufacturers providing lower cost of goods sold.

Operating expenses increased by $1.9 million or 67.8%, to $4.7 million for the six months ended June 30, 2002, from $2.8 million for the same period in 2001. The increase in operating expenses was attributable to an increase in payroll and related costs, telephone charges and an increase in bad debt expense in 2002. Payroll and related costs increased by approximately $1.5 million, or 100.0% for the six months ended June 30, 2002 compared to 2001 as Northgate increased production and call center staffing due to increased sales, as well as the hiring of mid-level managers to help support the Company's growth and temporary staff for peak periods during the six months ended June 30, 2002. Credit card fees increased by approximately $100,000, due to additional credit card sales through AccessMicro.com and Mcglen.com where the Company's historical business was through open account sales. Insurance costs increased by approximately $100,000 as the Company incurred insurance for its Directors and Officers, as well as increased premiums for general liability and health insurance due to overall increases in the insurance market . Bad debt expense increased by approximately $50,000 to $5,000 for the six months ended June 30, 2002 compared to bad debt recoveries of $45,000 in the prior year.

Other expense (income) decreased by $1.2 million or more than 800% to $150,000 for the six months ended June 30, 2002, from ($1.1 million) for same period in the prior year. The decrease was a result of losses on marketable securities of $250,000 during the six months ended June 30 2002 as compared to a gains of $1,020,000 for the six months ended June 30, 2001.

The income tax (benefit) provision for the six months ended June 30, 2002 was ($30,000) versus a provision of $217,000 for the same period in the prior year. The decrease in the provision was due to lower income before taxes during the six months ended June 30, 2002, due to lower gains on marketable securities.

INCOME TAXES

For the periods ended June 30, 2002 and 2001, the difference between the amount of income tax recorded and the amount of income tax expense calculated using the federal statutory rate of 34% is due to state income taxes and other permanent differences.

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

LIQUIDITY AND CAPITAL RESOURCES

Northgate's primary capital need has been the funding of working capital requirements created by its growth. Historically, Northgate's primary sources of financing have been cash provided by operations and borrowings from private investors, and financial institutions. Cash (used in) provided by operations was approximately ($5.0 million) and $785,000 for the six months ended June 30, 2002 and 2001, respectively. Cash was used to pay down Northgate's working capital obligations during the six months ended June 30, 2002.

During the six months ended June 30, 2002, Northgate's capital expenditures were approximately $105,000 compared to $214,000 for the same period in 2001, primarily for computer software and hardware, and production equipment.

The Company has a $2,500,000 line of credit with a bank. The line of credit provides for borrowings secured by substantially all of the Company's assets and is guaranteed by the Company's majority shareholder. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on the Company's behalf. The line of credit expires on September 30,2002. Advances under the line bear interest at the bank's prime rate plus 0.5% (5.25% at June 30, 2002). The line contains certain covenants that require Northgate to maintain on a quarterly basis: a minimum level of tangible net worth (as defined), profitability for at least one quarter in three, a Current Ratio of at least 1.4:1, a Debt to Tangible Net Worth ratio of not more than 5.0 to 1.0, Working Capital of at least $2.5 million, and limits the capital expenditures the Company can make in any one year to $750,000, respectively. At June 30, 2002 and 2001,approximately $1.0 million and $1.4 million of the Company's short term investments were held as collateral for letters of credit taken out to secure open account terms with one of the Company's primary vendors. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2002.

The Company was not in compliance with the minimum tangible net worth and current ratio covenants at June 30, 2002. Additionally, the Company was not in compliance with the debt to tangible net worth covenant at June 30, 2002 due to the accounting requirement for Northgate to record the ESOP debt guarantee as a liability with a corresponding entry to Unearned ESOP Shares in Stockholders Equity in accordance with SOP 93-6. However, the borrowings outstanding under this line were repaid in July 2002. Management has entered into discussions with the lender, to extend the line of credit, and to redefine the covenant to exclude ESOP debt and related entry to Stockholders Equity.

In August 2002, the Company renegotiated its $1.3 million note payable, extending the due date to January 1, 2005. As such, this note is shown as a long term liability as of June 30, 2002.

At June 30, 2002 and 2001, the Company had cash and short-term investments of $3.4 million and $8.5 million, respectively, and working capital of $3.2 million and $4.3 million, respectively. However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

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

BUSINESS FACTORS

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. In addition, there can be no assurances that current sales levels will be sustained, and that the six-month trends for sales will continue in future periods. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from expectations include lack of working capital to carry out our business plan; competition from companies either currently in the market or entering the market; competition from other Internet, catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for computer and computer related products; reliance on our vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth elsewhere in this document and from time to time in our other SEC reports and filings.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a.    Reports on Form 8-K -

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Northgate Innovations, Inc.

Date: August 12, 2002                 By   /s/ Grant Trexler
                                        ---------------------------------------
                                          Grant Trexler
                                          Chief Financial Officer

                                     (Duly Authorized Officer of the Registrant
                                      and Principal Financial Officer)