Form 10QSB
period 2002-09-30
NORTHGATE INNOVATIONS  INC
filed 2002-11-14
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended SEPTEMBER 30, 2002

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

              801 Sentous Street, City of Industry, California 91748
               (Address of principal executive offices)(Zip code)

                    Issuer's telephone number: (626) 923-6000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of publicly traded common equity; as of November 12, 2002 was 14,736,665 shares of Common Stock.

                           NORTHGATE INNOVATIONS, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1  Financial Statements

Consolidated Balance Sheets.................................................  3

Consolidated Statements of Operations.......................................  4

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive
Income (Loss) ........................... ..................................  5

Consolidated Statements of Cash Flows.......................................  6

Condensed Notes to Consolidated Financial Statements........................  7

Item 2 - Management's Discussion and Analysis of Financial  Condition
and Results of Operations...................................................  8

Item 4 - Controls and Procedures............................................ 13

PART II - OTHER INFORMATION

Item 6 -  Exhibit and Reports on Form 8-K................................... 13

SIGNATURE................................................................... 13

CERTIFICATIONS ........................... ................................. 14

                           NORTHGATE INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                          ASSETS                     SEPTEMBER 30, DECEMBER 31,
                                                          2002         2001
                                                        --------     --------
                                                      (unaudited)

Current Assets:
Cash and cash equivalents                               $   163      $ 7,178
Certificates of deposit                                   1,201          187
Marketable securities                                       961        1,377
Accounts receivable, net of allowance for doubtful
  accounts and estimated returns of $280 at September
  30, 2002 and $254 at December 31, 2001                  5,967        9,475
Inventories                                               4,270        3,944
Advances to Mcglen Internet Group, Inc.                       -          845
Prepaid expenses and other current assets                   255          182
Deferred tax - current                                      391          123
                                                        --------     --------
              Total current assets                       13,208       23,311
                                                        --------     --------
Equipment, net                                              919          750
Deferred tax asset - long term                            1,325            -
Goodwill                                                  4,145            -
Other assets                                                 76           30
                                                        --------     --------
                                                        $19,673      $24,091
                                                        ========     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable                                        $ 5,233      $10,048
Securities sold short                                         -          426
Accrued expenses                                            571        1,076
Line of credit                                            1,282            -
Accrued royalties                                         2,748        4,999
Income taxes payable                                        650        1,053
Convertible notes payable                                   100            -
Dividends payable                                             -          186
ESOP interest payable                                         -          278
                                                        --------     --------
              Total current liabilities                  10,584       18,066
                                                        --------     --------
Notes payable - long term                                 1,300        1,300
ESOP loan payable                                         7,496        7,963
                                                        --------     --------

              Total liabilities                          19,380       27,329
                                                        --------     --------

Stockholders' equity (deficit):
Preferred stock, no par value; 5,000 shares
  authorized, 1,350 issued and outstanding                  285          285
Common stock, $0.03 par value; authorized 50,000
  shares, 14,737 and 9,854 shares issued and
  outstanding in 2002 and 2001, respectively                442            -
Additional paid in capital                                3,308            -
Accumulated other comprehensive loss                       (853)        (496)
Retained earnings                                         3,786        3,748
                                                        --------     --------
                                                          6,730        3,537
Unearned ESOP shares                                     (6,675)      (6,775)
                                                        --------     --------
              Total stockholders' equity (deficit)          293       (3,238)
                                                        --------     --------
                                                        $19,673      $24,091
                                                        ========     ========

    See accompanying condensed notes to the consolidated financial statements

                                         NORTHGATE INNOVATIONS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited) (in thousands,
                                    except per share data)

                                                        FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                         2002         2001       2002        2001
                                                       ---------   ---------   ---------   ---------
Net sales                                               $18,562    $ 18,733     $53,639    $ 40,951

Cost of sales                                            16,171      16,163      46,297      35,752
                                                       ---------   ---------   ---------   ---------

Gross profit                                              2,391       2,570       7,342       5,199
Operating expenses                                        2,304       2,123       6,961       4,913
                                                       ---------   ---------   ---------   ---------
Income from operations                                       87         447         381         286
                                                       ---------   ---------   ---------   ---------

Interest expense                                            154         159         447         471

Interest income                                             (46)        (54)       (121)       (174)

Other expense (income)                                     (144)        (44)          5      (1,117)
                                                        ---------   ---------   ---------   ---------
  Total other                                               (36)         61         331        (820)
                                                        ---------   ---------   ---------   ---------
Income before taxes                                         123         386          50       1,106

Provision for income taxes                                   45         128          12         345
                                                       ---------   ---------   ---------   ---------

Net income                                             $     78    $    258    $     38      $  761
                                                       =========   =========   =========   =========

Basic and diluted net income per share                 $   0.00    $   0.03    $   0.00    $   0.08
                                                       =========   =========   =========   =========

Weighted average shares of common stock outstanding:
              Basic                                      14,737       9,854      13,381       9,854
                                                       =========   =========   =========   =========
              Diluted                                    16,927      10,129      15,571      10,454
                                                       =========   =========   =========   =========


                       See accompanying condensed notes to the consolidated financial statements

                                                      4

                                                     NORTHGATE INNOVATIONS, INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                   AND COMPREHENSIVE INCOME (LOSS)
                                                             (unaudited)
                                                           (in thousands)

                                                                           ACCUMULATED                           TOTAL      COMPRE-
                                                                 ADDITIONAL   OTHER      UNEARNED             STOCKHOLDERS' HENSIVE
                        PREFERRED STOCK         COMMON STOCK      PAID-IN  COMPREHENSIVE  ESOP      RETAINED     EQUITY     INCOME
                       SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL      LOSS       SHARES    EARNINGS    (DEFICIT)   (LOSS)
                      ---------  ---------  ---------  ---------  ---------  ---------   ---------  ---------   ---------  ---------
Balance at
  January 1, 2002        1,350   $    285      3,150                         $   (496)   $ (6,775)  $  3,748    $ (3,238)
Unrealized loss
  on marketable
  securities, net
  of tax                                                                         (357)                              (357)  $   (357)
Stock split in
  connection with
  reverse acquisition                          6,704   $    296   $   (296)                                           --
Shares issued in
  recapitalization                             4,873        146      3,694                                         3,840
Shares issued to
  consultant                                      10                    10                                            10
Decrease in fair
  value of released
  ESOP shares, net
  of tax                                                              (100)                   100                     --
Net income                                                                                                38          38         38
                      ---------  ---------  ---------  ---------  ---------  ---------   ---------  ---------   ---------  ---------
Total comprehensive
  loss                                                                                                                     $   (319)
                                                                                                                           =========
Balance at September
  30, 2002               1,350   $    285     14,737   $    442   $  3,308   $   (853)   $ (6,675)  $  3,786    $   293
                      =========  =========  =========  =========  =========  =========   =========  =========   ========

                              See accompanying condensed notes to the consolidated financial statements



                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                             For the nine months
                                                             ended September 30,
                                                               2002       2001
                                                             --------   --------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income                                               $     38    $   761
   Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                                 195         79
   Stock issued for services                                      10          -
   Gain on debt settlements                                      (50)         -
   Deferred income taxes                                          45          -
   Provision for losses on accounts receivable                    24        (66)
   Inventory reserves                                             61         68
   Changes in operating assets and liabilities, net
   of Mcglen acquisition:
     Accounts receivable                                       4,059     (4,410)
     Inventories                                                 (39)      (687)
     Prepaid expenses and other current assets                   (45)      (795)
     Advances to Mcglen                                         (307)      (859)
     Other assets                                                (46)
     Accounts payable                                         (5,875)     2,616
     Accrued expenses                                           (890)      (131)
     Accrued royalties                                        (2,251)       977
     Income taxes payable                                       (403)       817
     ESOP interest payable                                      (278)      (656)
     Unearned revenue                                              -        585
                                                             --------   --------
   Total adjustments                                          (5,790)    (2,462)
                                                             --------   --------
Net cash used in operating activities                         (5,752)    (1,701)
                                                             --------   --------

Cash flows from investing activities:
         Purchases of equipment                                 (269)      (310)
         Purchases of marketable securities                   (3,006)   (18,748)
         Proceeds from sale of marketable securities           2,329     18,511
         Purchases of investments                               (200)         -
         Sales of investments                                     200          -
         Certificates of deposit                              (1,014)     1,095
         Cash acquired in Mcglen purchase                        108          -
                                                             --------   --------
Net cash (used in) provided by investing activities           (1,852)       548
                                                             --------   --------

Cash flows from financing activities:
     Payments of dividends                                      (186)       (96)
     Payment on ESOP debt                                       (467)      (617)
     Borrowings on line of credit                              1,282          -
     Payments on line of credit                                  (40)         -
                                                             --------   --------
Net cash provided by (used in) financing activities              589       (713)
                                                             --------   --------
   Net decrease in cash and cash equivalents                  (7,015)    (1,866)

   Cash and cash equivalents beginning of period               7,178      2,884
                                                             --------   --------

   Cash and cash equivalents end of period                   $   163    $ 1,018
                                                             ========   ========

The Company paid $825 and $1,097 for interest and $417 and $0 for taxes, during the nine months ended September 30, 2002 and 2001, respectively. See Note 2 for non-cash investing activities.

    See accompanying condensed notes to the consolidated financial statements

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

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2002 and 2001, and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

Although Lan Plus was merged into a subsidiary of Northgate, the merger was accounted for as a reverse acquisition since Lan Plus shareholders controlled the combined entity after the merger. As a result, for financial accounting purposes, the merger is treated as a purchase of Northgate by Lan Plus. Therefore, the historical financial statements of Lan Plus are presented for comparison purposes for all periods presented.

After the 10:1 reverse stock split, Mcglen shareholders held 4,872,583 shares of Northgate's $0.03 par value common stock. For accounting purposes, the shares retained by Mcglen in the merger were valued on Lan Plus' books as an issuance of new shares at $0.788 per share (after the 10:1 reverse stock split and based on the weighted average closing price of the shares just prior to and after the merger date).

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
                                                                 =========

Deferred income taxes represent the Company's estimate of Mcglen's net operating loss carryforwards ("NOLs") that can be used to offset Northgate's future taxable income, after considering limitations imposed on NOLs upon a change in control.

Intangibles represent the excess of the purchase price of Mcglen over the estimated fair value of the tangible assets acquired. The Company has not yet determined if any specifically identifiable intangibles should be recorded related to this purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141. Any unidentified intangibles will be reflected as non-amortizable goodwill and will be evaluated periodically for recoverability in accordance with SFAS No. 142. For the nine months ended September 30, 2002, the Company has recorded no intangible amortization.

On a pro forma basis, the statements of operations would have been as follows for the nine months ended September 30 if the acquisition had occurred on January 1, 2002 and 2001, respectively:

         (in thousands, except per share data)        2002        2001
                                                    -------      -------
         Net sales                                  $58,078      $51,801
         Gross profit                                 7,832        6,943
         Income (loss) before taxes and
                  extraordinary item                     44         (601)
         Extraordinary item, gain on debt settlements     -          639
         Net income                                      32           38
         Net income per share                        ($0.00)      ($0.00)

In May and June 2002, the Company issued approximately 500,000 stock options to employees with exercise prices ranging from $0.35 to $0.50. These options vest over three to five years.

3. SUBSEQUENT EVENTS

In October 2002, the Company repaid its line of credit and extended the line to January 31, 2003.

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

Northgate's management assesses the impairment of identifiable intangibles, and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

o significant underperformance relative to historical or projected future operating results;
o significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
o        significant negative industry or economic trends.

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


                                                   PERCENTAGE OF NET SALES
                                                    -----------------------
                                       THREE MONTHS ENDED SEPT 30,   NINE MONTHS ENDED SEPT 30,
                                       2002               2001         2002          2001
                                       ----               ----         ----          ----
     Net sales                        100.0%             100.0%       100.0%          100.0%
     Cost of sales                     87.1               86.3         86.3            87.3
                                      ------             ------       ------          ------
     Gross profit                      12.9               13.7         13.7            12.7
     Operating expenses                12.4               11.3         13.0            12.0
                                      ------             ------       ------          ------
     Income from operations             0.5                2.4          0.7             0.7
     Other (income) expense            (0.2)               0.3          0.6            (2.0)
                                      ------             ------       ------          ------
     Income before income taxes         0.7                2.1          0.1             2.7
     Provision for taxes                0.2                0.7          0.0             0.8
                                      ------             ------       ------          ------
     Net income                         0.5%               1.4%         0.1%            1.9%
                                      ======             ======       ======          ======

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Net sales decreased by $0.1 million, or 0.5%, to $18.6 million for the three months ended September 30, 2002, compared to $18.7 million for the three months ended September 30, 2001. The decrease in net sales was a result of a decrease in the number of computer systems shipped during the period due to increased competition in the marketplace. The results for the three months ended September 30, 2002 also include revenues for Mcglen for the period July 1, 2002 through September 30, 2002.

Gross profit decreased by $0.2 million or 8.0% to $2.4 million for the three months ended September 30, 2002, compared to $2.6 million for the period ended September 30, 2001. The decrease in gross profit was due to the decrease in sales and a higher percentage of peripheral sales in 2002. Gross profit, as a percentage of net sales decreased to 12.9% from 13.7% for the three months ended September 30, 2001 due to a larger percentage of web sales during the quarter ended September 30, 2002 as compared to the prior year; web sales typically carry a lower gross profit margin.

On a forward-looking basis, management believes future gross profit margins may fluctuate due to competition in the personal computer market from Dell, Hewlett Packard and Gateway, among others, as well as product supply and demand in the market. The statement concerning future gross profit margins is a forward looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended September 30, 2002. Although the Company believes it provides a high quality product and after sale services, pricing and gross profit could be negatively impacted by the activities of larger computer manufacturers and product supply and demand.

Operating expenses increased by $0.2 million or 9.5%, to $2.3 million for the three months ended September 30, 2002, from $2.1 million for the same period in 2001. The increase in operating expenses was attributable to an increase in payroll and related costs and an increase in depreciation expense in 2002. Payroll and related costs increased by approximately $220,000, or 8.9% for the three months ended September 30, 2002 compared to the same period in 2001 due to increased sales staff to launch the Company's authorized reseller program and distribution sales as well as increased payroll costs related to the Company's facility move in September 2002. Insurance costs increased by approximately $120,000 as the Company incurred insurance for directors and officers and increased premiums for workers compensation, general liability and health insurance due to overall increases in the insurance market. Depreciation charges increased by approximately $50,000 due to infrastructure investments in Northgate's telephone system and enterprise software. These increases were offset by a $100,000 decrease in professional fees, travel and commissions for the three months ended September 30, 2002.

Other expense (income) increased by $97,000 to ($36,000) for the three months ended September 30, 2002, from $61,000 for same period in the prior year. The increase was the result of a $50,000 increase in gains on marketable securities and a $50,000 gain on a debt settlement during the three months ended September 30, 2002.

The income tax provision for the three months ended September 30, 2002 was $45,000 versus a provision of $128,000 for the same period in the prior year. The decrease in the provision was due to lower income before taxes during the three months ended September 30, 2002.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Net sales increased by $12.6 million, or 30.7%, to $53.6 million for the nine months ended September 30, 2002, compared to $41.0 million for the nine months ended September 30, 2001. The increase in net sales was a result of an increase in the number of desk top and laptop computer systems shipped during the period as well as an increase in the average selling price per system due to a higher selling price for the notebook systems as compared to desktop systems. The results for the nine months ended September 30, 2002 also include revenues for Mcglen for the period March 21, 2002 through September 30, 2002.

Gross profit increased by $2.1 million or 40.4% to $7.3 million for the nine months ended September 30, 2002, compared to $5.2 million for the nine months ended September 30, 2001. The increase in gross profit was due to the increase in sales as well as more favorable pricing on certain components. Gross profit, as a percentage of net sales increased to 13.7%, from 12.7% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in gross profit as a percentage of sales was due to higher margins on the sale of notebooks as well as the Company taking advantage of quarter end promotions from various manufacturers during the second quarter of 2002 which provided lower cost of goods sold.

Operating expenses increased by $2.1 million or 42.9%, to $7.0 million for the nine months ended September 30, 2002, from $4.9 million for the same period in 2001. The increase in operating expenses was attributable to an increase in payroll and related costs, credit card fees, insurance costs, and an increase in bad debt expense in 2002. Payroll and related costs increased by approximately $1.9 million, or 63.3% for the nine months ended September 30, 2002 compared to 2001 as Northgate increased production and call center staffing due to increased sales, hired mid-level managers to help support the Company's growth and added temporary staff for peak periods and increased staffing with the implementation of the Company's new enterprise computer software. Credit card fees increased by approximately $200,000, due to additional credit card sales through Mcglen.com and AccessMicro.com where the Company's historical business had been through open account sales. Insurance costs increased by approximately $100,000 as the Company incurred insurance for its Directors and Officers, as well as increased premiums for general liability and health insurance due to overall increases in the insurance market . Bad debt expense increased by approximately $90,000 to $24,000 for the nine months ended September 30, 2002 compared to bad debt recoveries of $66,000 in the prior year. These increases were offset by an increase of approximately $200,000 in advertising revenue for the nine months ended September 30, 2002.

Other expense (income) decreased by $1.1 million to $0.3 million for the nine months ended September 30, 2002, from ($0.8 million) for same period in the prior year. The decrease was a result of losses on marketable securities of $150,000 during the nine months ended September 30 2002 as compared to gains of $1,100,000 for the nine months ended September 30, 2001.

The income tax provision for the nine months ended September 30, 2002 was $12,000 versus a provision of $345,000 for the same period in the prior year. The decrease in the provision was due to lower income before taxes during the nine months ended September 30, 2002.

INCOME TAXES

For the periods ended September 30, 2002 and 2001, the difference between the amount of income tax recorded and the amount of income tax expense calculated using the federal statutory rate of 34% is due to state income taxes and other permanent differences.

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

LIQUIDITY AND CAPITAL RESOURCES

Northgate's primary capital need has been the funding of working capital requirements created by its growth. Historically, Northgate's primary sources of financing have been cash provided by operations and borrowings from private investors, and financial institutions. Cash used in operations was approximately ($5.8 million) and ($1.7 million) for the nine months ended September 30, 2002 and 2001, respectively. Cash was used to pay down Northgate's working capital obligations during the nine months ended September 30, 2002.

During the nine months ended September 30, 2002, Northgate's capital expenditures were approximately $269,000 compared to $310,000 for the same period in 2001, primarily for computer software and hardware, and leasehold improvements related to Northgate's new facility that it occupied in September 2002.

The Company has a $2,500,000 line of credit with a bank. The line of credit provides for borrowings secured by substantially all of the Company's assets and is guaranteed by the Company's majority shareholder. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on the Company's behalf. The line of credit was renewed in October 2002 and expires in January 2003. Advances under the line bear interest at the bank's prime rate plus 0.5% (5.25% at September 30, 2002). The line contains certain covenants that require Northgate to maintain on a quarterly basis: a minimum level of tangible net worth (as defined), profitability for at least one quarter in three, a Current Ratio of at least 1.2:1, Effective Tangible Net Worth (as defined)of not less than ($4,500,000), Working Capital of at least $2.5 million, and limits the capital expenditures the Company can make in any one year to $750,000.

At September 30, 2002, approximately $1.0 million of the Company's short term investments were held as collateral for letters of credit taken out to secure open account terms with one of the Company's primary vendors. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2002.

In August 2002, the Company renegotiated its $1.3 million note payable, extending the due date to January 1, 2005. As such, this note is shown as a long term liability as of September 30, 2002. In September 2002, the Company reached a settlement with the Mcglen line of credit holder whereby Northgate repaid $40,000 of the $90,000 due under the line. The resulting gain of $50,000 is included in other income for the three and nine months ended September 30, 2002.

At September 30, 2002 and 2001, the Company had cash and short-term investments of $1.1 million and $2.4 million, respectively, and working capital of approximately $2.4 million and $3.7 million, respectively. However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all. The Company operates in a very competitive market against many companies that are substantially larger than Northgate. Pricing and gross profit could be negatively impacted by the activities of larger computer manufacturers and product supply and demand in the market.

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

Northgate may experience significant fluctuations in its future operating results due to a variety of factors, many of which are outside its control. Factors that may affect its operating results include: the frequency and success of new product introductions, mix of product sales and seasonality of sales typically experienced by retailers, labor strikes such as the recent labor activities on the shipping ports on the Western U.S., and the pricing of component parts in the world-wide marketplace. Many of Northgate's competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than Northgate and may benefit from component volume purchasing arrangements that are more favorable in terms of pricing and component availability than the arrangements enjoyed by the Company. Sales in the computer retail industry are significantly affected by the release of new products. Infrequent or delayed new product releases can negatively impact the overall growth in retail sales.

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

Item 4.- Controls and Procedures

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a. Reports on Form 8-K -

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Northgate Innovations, Inc.

Date: November 13, 2002                 By   /s/ Grant Trexler
                                        ---------------------------------------
                                          Grant Trexler
                                          Chief Financial Officer

                                     (Duly Authorized Officer of the Registrant
                                      and Principal Financial Officer)

CERTIFICATIONS

I, Andy Teng, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northgate Innovations, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002 By:        /s/ Andy Teng
                           ---------------------------------------
                                    Andy Teng
                                    Chief Executive Officer

I, Grant Trexler, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northgate Innovations, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002   By:       /s/ Grant Trexler
                            ---------------------------------------
                                    Grant Trexler
                                    Chief Financial Officer