Form 10-K
period 2002-12-31
NORTHGATE INNOVATIONS  INC
filed 2003-04-16
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended December 31, 2002

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

             801 Sentous Street, City of Industry, California 91748
               (Address of principal executive offices)    (Zip code)

       Registrant's telephone number, including area code: (626) 923-6000

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                    TITLE OF CLASS

                             Common Stock, $.03 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   X
                                     ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes      No  X
                                             ---     ---

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2002) was approximately $1,287,000 (computed on the basis of $0.30 per share, the last reported sale price for shares of the Company's Common Stock on the OTC Bulletin Board on such date).

         As of April 14, 2003, the registrant had outstanding 14,694,084 shares of Common Stock.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.

       ITEM 1.    BUSINESS.....................................................1
       ITEM 2.    DESCRIPTION OF PROPERTY.....................................15
       ITEM 3.    LEGAL PROCEEDINGS...........................................15
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........15

PART II.

       ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....15
       ITEM 6.    SELECTED FINANCIAL DATA.....................................16
       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................17
       ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISKS................................................23
       ITEM 8.    FINANCIAL STATEMENTS........................................23
       ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................23

PART III.

       ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH
                  SECTION 16(A) OF THE EXCHANGE ACT...........................23
       ITEM 11.   EXECUTIVE COMPENSATION......................................24
       ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..................................................26
       ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............27
       ITEM 14.   CONTROLS AND PROCEDURES.....................................28

PART IV.

       ITEM 15.   EXHIBITS AND REPORTS ON FORM 8-K............................29

SIGNATURES....................................................................31

                                     PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and, in particular, the management discussion and analysis included in this report, incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The documents incorporated herein by reference also may contain forward-looking statements. Forward looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. When used in this report and elsewhere by management, from time to time, the words "believes," "plans," "estimates," "intends," "anticipates," "seeks," and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, are not statements of historical fact, are subject to certain risks and uncertainties that are difficult to predict and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Additional Factors That May Affect Future Results." Particular attention should be paid to the cautionary statements involving our limited operating history, unpredictability of future revenues, potential fluctuations in operating results, systems failures, business interruptions, capacity constraints, systems development, management of growth, the intensely competitive nature of the electronic commerce industry and reliance on third parties, manufacturers, distributors and suppliers. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission ("SEC").

GENERAL

As used in the following section, "Northgate," "we," "the Company" and "our" refer to Northgate Innovations, Inc. (formerly known as Mcglen Internet Group, Inc.) and our subsidiaries including Western Technologies, Inc., Mcglen Micro, Inc., AMT Components, Inc. and Lan Plus Corporation ("Lan Plus"), unless the context requires otherwise. We were incorporated in Delaware in May 1994. In March 1995, we changed our name to Wanderlust Interactive, Inc., and in May 1998, we changed our name to Adrenalin Interactive, Inc. On December 2, 1999, we completed a reverse acquisition with Mcglen Micro, Inc. in which the stockholders of Mcglen Micro, Inc. acquired control of the Company. On December 17, 1999, we changed our name to Mcglen Internet Group, Inc.

On October 11, 2000, we entered into an agreement and plan of merger with Lan Plus Corporation, a manufacturer of both private-label and branded turnkey computer products and services, with over ten years of operating history. On March 21, 2001, we entered into an amended and restated merger agreement that, among other things, eliminated certain conditions to closing contained in the original merger agreement. The amended and restated merger agreement was subsequently amended in June and September 2001 and March 2002. On March 20, 2002, the merger, a reverse acquisition pursuant to which the shareholders of Lan Plus acquired control of Mcglen Internet Group, Inc., was completed. As a result of the acquisition, each share of Lan Plus was converted into 3.128 shares of Mcglen's common stock, with approximately 9,854,000 shares being issued (after consideration of a 10:1 reverse stock split instituted by the Company at the close of the merger). In addition, at the closing of the merger, the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million were converted into common stock, eliminating the debt; the stock was then retired to Treasury and cancelled. The Company has reported combined operations with Lan Plus beginning March 20, 2002. As a result, for financial accounting purposes, the merger is treated as a purchase of Northgate by Lan Plus. Therefore, the historical financial statements of Lan Plus are presented for comparison purposes for all periods presented.

Andy Teng, founder, Chairman and Chief Executive Officer of Lan Plus, became the Chief Executive Officer and Chairman of the Board of the combined company and Richard Shyu, Vice President of Lan Plus, became President of the combined company. Grant Trexler, formerly Mcglen's Chief Financial Officer, became Chief Financial Officer of the combined company. One of Mcglen's founders, Mike Chen, remained on the Company's Board of Directors.

At the close of the merger the Company changed its name to Northgate Innovations, Inc., and on March 28, 2002, the Company's ticker symbol on the OTC Bulletin Board was changed to "NGTE." Northgate's executive offices are located at 801 Sentous Street, City of Industry, California 91748. Northgate's Internet address is http://www.Northgate.com. Information contained on Northgate's web site is not, and should not be considered, part of this filing.

Northgate is a leading marketer of personal computers ("PCs") and related products and services. Northgate manufactures, markets and supports a broad line of desktop PCs, Notebooks servers and workstations used by individuals, families, businesses, government agencies and educational institutions. The Company also offers diversified products and services such as software, peripherals, Internet access service and support programs.

Northgate's strategy is to deliver the best value to customers by offering quality, high-performance PCs and other products and services employing the latest technology at competitive prices and by providing outstanding service and support.

BUSINESS OPERATIONS

Northgate's business model is based on delivering turnkey drop-ship programs allowing its channel partners in catalog, TV Shopping and Retail Chain Stores, to market PCs while reducing inventory risk and maximizing its partners' and the Company's profit. This concept, together with its flexible, build-to-order manufacturing process, enables Northgate to achieve high inventory turnover and reduced inventory levels, and further allows the Company to rapidly incorporate new technologies and components into its product offerings.

Northgate maintains a database of its customers to provide a broader range of services to these customers. Northgate maintains the following web sites: www.northgate.com, www.accessmicro.com and www.mcglen.com.

PRODUCTS AND SERVICES

The Company's PC Systems business develops, markets, manufactures, sells and supports a wide range of high performance desktop systems, notebook computers and network servers under the Northgate, Northstar, Lan Plus, Protek, and Netway brand names. Northgate also sells, resells and supports a variety of additional peripherals, software and services. Systems built by the Company use microprocessors manufactured by Advanced Micro Devices and Intel Corporation. Northgate offers pre-configured computers with differing memory and storage configurations, and various operating systems and application software, as well as built-to-order systems. The Company also offers a variety of hardware components and peripherals to complement its desktop systems, notebook computers and network servers, including monitors, modems, graphics cards, accelerators, CD-ROM and DVD drives, software and services. In addition, Northgate offers numerous hardware services and e-services, many through third party service providers. Phone support is available 18 hours a day, seven days a week, 365 days per year; web-based support and services are also available.

TECHNICAL SUPPORT

Technical support and customer service representatives respond to a variety of inquiries from customers, including questions concerning product offerings, order status and post-installation hardware and software issues. Many inquiries are resolved over the telephone without the need to repair or replace system components. When repairs are necessary, Northgate may ship a replacement part or system and advise customers via telephone regarding installation.

Alternatively, customers may elect to ship a system directly to Northgate for repair. Technical support services are also provided through the Company's web sites. These services enable customers to access system-specific information and recent software updates for many of the software programs and drivers included with the computer systems. In addition, many of systems are sold with system diagnostic and repair software that has been optimized for the Company's products.

SALES AND MARKETING

End-user customers are comprised primarily of small- and medium-sized businesses, governmental entities and private consumers. In general, similar sales and marketing approaches are used across all of these different customer groups, as the demand levels of the various groups respond similarly to changes in market prices and overall general economic conditions.

Northgate markets its systems primarily through high profile business partners in retail, catalog, telemarketing, and other industries. The Company also sells a limited number of systems through customer-direct relationships supported by advertising, direct mail, telephone sales, field sales representatives, and its web sites.

INTERNET BUSINESS - ACCESS AND E-COMMERCE

In April 1999, Northgate announced a marketing agreement with the Microsoft Network, Inc. (MSN); this agreement was terminated in 2001. The Company currently sells Earthlink Internet service bundled with its systems.

The PC is the primary means by which consumers access the Internet. According to IDC, PCs accounted for approximately 95% of the access devices connected to the Internet in the United States at the end of 1998. The increase in the number of people with Internet access that was enabled by the proliferation of lower-priced PCs has fueled the growth of Internet shopping, or e-commerce.

Northgate is committed to refining and extending the advantages of its business model by moving even greater volumes of product sales, service and support to the Internet. The Internet provides greater convenience and efficiency to customers and, in turn, to the Company.

MERCHANDISING

We currently host three sites with product compositions including computing, entertainment and communication products. By utilizing these three sites (www.northgate.com, www.accessmicro.com and www.mcglen.com), we have the ability to gear our marketing campaigns to three different segments of the market--the Company's resellers, the consumer and small office/home office market, and the IT professionals market. Our approach to merchandising allows us to offer each segment of our target audience a unique shopping experience, giving us the advantage of pricing flexibility, the ability to offer our customers only what is relevant to their needs, focused cross-selling and up-selling of products, and the potential of expanding our products and services to each one of these markets.

Our Northgate.com site focuses on information for our reseller program which was begun in the second quarter of 2002. Through this program, the Company has signed up approximately thirty new resellers of the Company's computers.

CUSTOMERS

Northgate develops and utilizes its customer relationships to understand end-users' needs and to deliver high quality computer products and services tailored to meet those needs. For large corporate and institutional customers, the Company works with the customer prior to the sale to plan a strategy to meet that customer's current and future technology needs. After a sale, it begins a direct relationship with the end user by establishing customer service and technical personnel contact with the customer, often on a pro-active basis. Northgate also establishes direct relationships with small-to-medium businesses and individuals, through account representatives, telephone sales representatives or Internet contact. These direct customer relationships provide information about customers' plans and requirements and enable the Company to weigh customers' needs against emerging technologies.

For the year ended December 31, 2002, approximately 66% of Northgate's gross revenues were from sales of PCs through channel partners drop-shipped to consumers. This concentration of sales allows the Company to maintain a low-cost infrastructure while establishing preferred vendor status with large leading retailers. Northgate intends to continue to sell the majority of our PCs and monitors to a limited number of large customers for the foreseeable future.

The growth in Northgate's net sales and earnings to date has resulted primarily from the sale of desktop PCs to individuals, home offices, small businesses and corporate customers, and to governmental entities and educational institutions in the U.S. market. Sales and earnings have also grown due to the ongoing diversification of the Company's revenue stream with the introduction and expansion of new products and services, including software, peripheral devices, Internet access and general merchandise. Management believes that most of our continued growth will come from four areas: (a) the domestic consumer market, including the developing market for family-use PCs such as Internet Appliances and Home Networking; (b) businesses and institutions, including home offices, small to medium-size businesses, as well as Fortune 1000 companies, governmental entities and educational institutions; (c) the expansion of distribution sales of mother boards and other system components; and (d) the expansion of service and product offerings to customers, including Internet access, e-commerce, and peripherals.

MANUFACTURING

Northgate operates manufacturing facilities in City of Industry, California. The Company's manufacturing process consists of assembly, functional testing and quality control of its computer systems. Production teams are used to assemble most of the Company's desktop PCs with each member of a production team trained to do several tasks, increasing flexibility and efficiency. Testing and quality control processes are also applied to components, parts and subassemblies obtained from suppliers. The Company's build-to-order manufacturing process is designed to allow it to quickly produce customized computer systems and to achieve rapid inventory turnover and reduced inventory levels, which lessens exposure to the risk of declining inventory values. This flexible manufacturing process also allows Northgate to incorporate new technologies or components into product offerings quickly. Each PC is shipped from the Company's manufacturing facilities ready-for-use, with an operating system and application software already installed.

Quality control is maintained through the testing of components, parts and subassemblies at various stages in the manufacturing process. Quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems and information from our customers obtained through our direct relationships and service and support programs. Northgate's computer manufacturing operations have been assessed and certified as meeting the requirements of the International Organization for Standardization (ISO) 9002. ISO 9002 certification recognizes compliance with international standards for quality assurance.

PRODUCT DEVELOPMENT

The Company maintains close and cooperative relationships with many of its suppliers and with other technology developers. These working partnerships allow Northgate to use its business model and build-to-order manufacturing process to deliver, on a timely and cost-effective basis, those emerging technologies that are most relevant to its customers. These relationships have also enabled Northgate to evaluate the latest developments in PC technology and to quickly introduce new products and new product features to the market. Northgate believes that its strong relationships with suppliers will continue to give it access to new technology and enhance the Company's ability to bring the latest technology to market on a timely basis. Direct relationships with customers also enable Northgate to obtain valuable market information, which it uses to assist in developing new product offerings.

Northgate must evaluate, obtain and incorporate new hardware, software, storage, communications and peripherals technologies that are primarily developed by others while taking steps to ensure that new products are compatible with industry standards and that they meet cost objectives based on competitive pricing targets.

PRODUCT QUALITY, WARRANTIES AND TECHNICAL SUPPORT

Northgate believes PC customers have in recent years become increasingly sophisticated in their purchasing decisions, with quality and reliability becoming increasingly important. The Company works closely with its suppliers to develop high-quality components, manufactured to Northgate specifications.

Northgate believes that customers judge quality by evaluating the performance and reliability of a company's products, as well as a company's ability to provide comprehensive service and support for its PCs.

Northgate believes product warranties are an important part of achieving customer satisfaction and maintaining its image. In general, we provide a 30-day money-back guarantee for our customer returns. Shipping and handling charges to and from the customer are non-refundable. Northgate provides competitive warranty packages on all of our manufactured products, ranging from one year to five years. In many cases, customers have the option of customizing their limited warranty to suit their particular needs.

On-line support solutions combine preloaded, automated system-repairing software and online diagnostic and computer maintenance programs to deliver automated technical support for Northgate customers.

Northgate provides a number of other basic technical support options to its customers through their web sites, as well as through a variety of other methods, including e-mail, fax and telephone support. Many of these technical support options are available to customers without charge.

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

PATENTS, TRADEMARKS AND LICENSES

Northgate works closely with PC component suppliers and other technology developers to stay abreast of the latest developments in PC technology and has obtained patent licenses for some technologies where these licenses are necessary or advantageous, some of which require significant royalty payments. In addition, we have entered into nonexclusive licensing agreements with Microsoft Corporation for various operating system and application software, as well as various software licensing agreements with other companies.

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

COMPETITION

The PC industry is highly competitive, especially with respect to pricing and the introduction of new products and product features. Northgate competes primarily by expanding the total available market with flexible services, while avoiding conflict in "high volume but low profit channels".

Northgate competes with a number of personal computer manufacturers including Dell Computer, Inc., Gateway, Inc., Hewlett-Packard Company, e-Machines, Systemax, among others. These manufacturers sell their products through different combinations of national and regional distributors, dealers, value-added resellers, retail stores and through the direct channel.

Most of Northgate's current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a substantially larger installed base of customers than we do. In addition, many of our competitors have nationally-known brands or well-established relationships and have extensive knowledge of our industry. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address consumer needs or to combine hardware product and service offerings. The introduction of low-priced PCs combined with the brand strength, extensive distribution channels and financial resources of the larger PC vendors may cause Northgate to lose market share.

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

FACILITIES

Northgate's corporate headquarters and distribution facility is located in City of Industry, California. The Company leases approximately 80,000 square feet pursuant to a lease that expires in 2006, unless terminated earlier or extended. Under the terms of the lease, Northgate makes monthly payments of approximately $37,000 to an unaffiliated third party.

TECHNOLOGY

Our site management, search, customer interaction, transaction processing and fulfillment systems consist of a combination of our own proprietary technologies and third-party technology. We have enhanced the capability and scalability of our systems through acquisition of new third-party technologies and in-house development. In 2002, the Company implemented new enterprise software for its procurement, accepting and verifying orders, managing orders, creating customer interaction instructions, automatically selecting fulfillment methods, assigning inventory to customer orders, managing shipment of products to customers, recording tracking numbers, and authorizing and charging customer credit cards with address verification.

The hosting of our Web servers is subcontracted to an Internet data center specialist, Exodus Communications, Inc. Exodus has an extensive national network backbone with redundant Internet connections to multiple Internet access points, a secure physical environment, climate control and redundant power supply. Exodus provides Northgate access to the facility 24 hours a day, seven days a week. Exodus also monitors our Web servers continuously.

EMPLOYEES

As of April 14, 2003, we employed approximately 150 employees. We consider our employee relations to be good. None of our employees is represented by a labor union, and we have experienced no work stoppages. Competition for qualified personnel in the electronic commerce industry is intense, particularly for software development and other technically-oriented positions.

GOVERNMENT REGULATION

Northgate's business is subject to regulation by various federal and state governmental agencies including the U.S. Federal Communications Commission, the U.S. Federal Trade Commission, Department of Justice, the U.S. Department of Commerce and the U.S. Consumer Products Safety Commission.

Some risks of costs and liabilities related to environmental matters are inherent in Northgate's business, and its operations are subject to federal, state and local environmental regulatory requirements relating to environmental and waste management. Northgate periodically generates and handles limited amounts of materials that are considered hazardous waste under applicable law and contracts for the off-site disposal of these materials. Northgate's management believes its business is operated in compliance with applicable environmental regulations.

BACKLOG

Northgate does not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period. Levels of unfilled orders for systems fluctuate depending upon component availability, demand for some products, the timing of large volume customer orders and production schedules. Customers frequently change delivery schedules and orders depending on market conditions and other reasons.

RESEARCH AND DEVELOPMENT

During the three years ended December 31, 2002, $162,000, $52,000 and $62,000 was expensed, respectively, for research and development.

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

OUR STOCK IS TRADED ON NASD'S OVER THE COUNTER ELECTRONIC BULLETIN BOARD AND THE SALE OF OUR STOCK IS SUBJECT TO SIGNIFICANT RESTRICTIONS

Our securities trading is conducted in the NASD's OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to purchase, dispose of, and obtain accurate quotations as to the value of, our securities.

In addition, since the trading price of our common stock is less than $5.00 per share, trading in the common stock is also be subject to the requirements of Rule 15g-9 under the Exchange Act. Under that rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including requirements that they:

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

OUR FUTURE REVENUES AND OUR OPERATING RESULTS MAY FLUCTUATE.

Because we have historically relied on a few customers for a large percentage of our revenues, we cannot accurately forecast our revenues. While our revenues may increase in certain quarters depending upon shipments to these customers, an investor should not use these past results to predict our future results. We base our current and future expenditures on our plans and estimates of future revenues. Our expenses are, to a large degree, fixed. We may be unable to adjust spending in a timely manner if we experience an unexpected shortfall in our revenues or lose a significant key customer. We expect that our future quarterly operating results will fluctuate significantly because of many factors, many of which we do not control. These factors include:

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

         o disruptions in service by common carriers such as United Parcel Service or unanticipated increases in shipping and transaction-processing costs; and

         o general economic conditions, international economic conditions, political instability, and economic conditions specific to the Internet and the computer industry.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors' expectations. Factors that could cause these quarterly fluctuations include the following: the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of the Company are typically slightly lower in the first and second quarter of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionate effect on our net income for the quarter.

WE MAY SUFFER SYSTEMS FAILURES AND BUSINESS INTERRUPTIONS.

Our success, especially our ability to receive and fulfill customer orders, largely depends on the efficient and uninterrupted operation of our computer and telephone communications systems. Almost all of our computer and communications systems are located at a single leased facility. We have experienced temporary power failures and telecommunications failures from time to time at this facility. Our systems are vulnerable to damage from fire, earthquakes, floods, power loss, telecommunications failures, break-ins and other events. Despite any precautions we may take, the occurrence of natural disasters or other unanticipated problems could cause system interruptions, delays and loss of critical data and could prevent Northgate from providing services. Moreover, although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptions. Any of these events could lead to interruptions or delays in service, loss of data or the inability to accept and confirm customer orders. Generally, we do not have redundant systems or a formal disaster recovery plan, and our coverage limits on our property and business interruption insurance may not be adequate to compensate for losses that may occur.

WE FACE RISKS OF CAPACITY CONSTRAINTS.

We depend on the satisfactory performance, reliability and availability of our web sites, transaction-processing systems, network infrastructure, customer support center, and delivery and shipping systems. These factors are critical to our reputation, our ability to attract and retain customers and to maintain adequate customer service levels, and our operating results. Our production facility has experienced periodic temporary capacity constraints from time to time, and we may continue to experience capacity constraints at our customer support center primarily related to inbound customer telephone inquiries. Capacity constraints could prevent customers from gaining access to our on-line stores or our customer support center for extended periods of time and decrease our level of customer acquisition or retention. If we incur a significant increase in revenues, we may be unable to increase our capacity at our customer support center in a timely manner to handle the amount of customer telephone inquiries.

WE FACE RISKS RELATING TO SYSTEMS DEVELOPMENT.

We are heavily dependent on our technological systems. Although we replaced our transaction-processing systems in March 2002 and our phone system in November 2001, these systems are relatively new and untested. In the future, we may also upgrade and expand our systems to add automated customer service, proactive e-mail and customer feedback features to provide enhanced customer service, more complete customer data and better management reporting information. These efforts would require Northgate to integrate newly developed and/or purchased technologies into our systems and to hire more engineering and information technology personnel in the future. If we are unable in a timely manner to hire required personnel, to add new software and hardware, or to upgrade our existing systems to handle increased revenue, we could experience unanticipated system disruptions, slower response times, degraded customer service and a decrease in our ability to fulfill customer orders.

THE PERSONAL COMPUTER MARKET IS INTENSELY COMPETITIVE.

The personal computer industry continues to be rapidly evolving and intensely competitive. In the past eighteen months, several companies have merged, been sold or are repositioning themselves due to continued losses. Many of these companies have larger financial resources than Northgate. We may not be successful in competing against our present and future competitors. It is not difficult to enter the computer industry, and we expect competition to increase with soft demand for computer systems and excess capacity in the market. Furthermore, competition has increased to the extent that mergers and acquisitions result in companies with greater market share and revenues. Increased competition, or failure by Northgate to compete successfully, is likely to result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs, loss of market share, or any combination of these problems. It is possible that increased competition or improved performance by our competitors may reduce our market share, may reduce our profit margin, and may adversely affect our business and financial performance in other ways.

We believe that the principal competitive factors affecting our market are brand name recognition, competitive pricing, quality of customer service, quality of product information, and breadth of merchandise offerings. Although we believe we compete adequately with respect to such factors, we cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources. For instance, currently some competitors sell certain products at or near the purchase price paid by them to acquire the products to cover their fixed overhead costs. To improve our competitive position, we are focused on increasing our level of customer service and maintaining competitive pricing.

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

WE RELY HEAVILY ON CERTAIN MANUFACTURERS, DISTRIBUTORS AND SUPPLIERS.

We rely heavily on certain manufacturers, distributors and suppliers to supply Northgate with merchandise for our production needs. We cannot assure you that we will be able to develop and maintain satisfactory relationships with such parties on acceptable commercial terms, or that we will be able to obtain sufficient quality and quantities of merchandise at competitive prices. Also, the quality of service provided by such parties may fall below the standard needed to enable Northgate to conduct our business effectively. We acquire products for sale both directly from manufacturers and indirectly through distributors and suppliers. Purchases from one manufacturer of computers and related computer products, accounted for approximately 15% of our aggregate merchandise purchases for 2002. We have no long-term contracts or arrangements with manufacturers, distributors or suppliers that guarantee the availability of merchandise to us. We cannot assure you that current manufacturers, distributors and suppliers will continue to sell merchandise to Northgate or otherwise provide merchandise for sale, or that we will be able to establish new manufacturer, distributor or supplier relationships that ensure merchandise will be available to Northgate.

WE RELY HEAVILY ON CERTAIN OTHER THIRD PARTIES, INCLUDING INTERNET SERVICE PROVIDERS, TELECOMMUNICATIONS COMPANIES AND DELIVERY COMPANIES.

Our operations depend on a variety of third parties for Internet access, telecommunications, operating software, order fulfillment, merchandise delivery and credit card transaction processing. We have limited control over these third parties, and we cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms. We cannot assure you that the quality of products and services that they provide will remain at the levels needed to enable Northgate to conduct our business effectively.

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

We use United Parcel Service as the primary delivery service for our products. Our business would suffer if labor problems or other causes prevented this carrier from delivering our products for significant time periods. Third-party distribution centers fulfill a portion of the sales for which we are responsible. Accordingly, any service interruptions experienced by these distribution centers as a result of labor problems or otherwise could disrupt or prevent the fulfillment of some of our customers' orders. In addition, we rely on a single credit card processing service for the processing of credit card transactions. If computer systems failures or other problems were to prevent our credit card service from processing our credit card transactions, we would experience delays and business disruptions. Any such delays or disruptions in customer service may damage our reputation or result in a loss of customers.

We cannot assure you that we will be able to maintain satisfactory relationships with any of these parties on acceptable commercial terms. Moreover, we have limited control over these third parties, and we cannot assure you that the quality of products and services that they provide will remain at the levels needed to enable us to conduct our business effectively. In addition, we could experience delays or business disruptions as a result of labor problems, systems failures or other business interruptions suffered by these third parties. The loss of these business relationships on favorable terms, or the inability or unwillingness of these third parties to provide us with efficient and cost-effective services, could adversely affect our results of operations.

WE MAY EVENTUALLY BE REQUIRED TO COLLECT SALES TAX FROM MOST OR ALL OF OUR CUSTOMERS.

We currently collect sales tax on sales of products delivered to residents in the state of California and drop-shipped from Ingram Micro to residents of Massachusetts. Various states have tried to impose on direct marketers the burden of collecting sales taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods from out-of-state locations by parcel post and interstate common carriers. It is possible that legislation may be passed to supersede the Supreme Court's decision, or that the Court may change its position. Additionally, it is uncertain whether any new rules and regulations may be adopted, in terms of sales tax collection obligations, to govern sales via electronic commerce as the Internet continues on its explosive pace of growth and states face significant budget deficits. There have been recent legislative initiatives to impose a standardized national sales tax on e-commerce. The imposition of new sales tax collection obligations on Northgate in states to which we ship products would result in additional administrative expenses to Northgate. More importantly, though, we may lose one of our most competitive advantages because of a higher total price of products for our customers.

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

WE FACE RISKS RELATING TO OUR INVENTORY.

We directly purchase the majority of the merchandise that we sell and we assume the inventory, inventory obsolescence and price erosion risks for products that we purchase directly. These risks are especially significant because much of the merchandise we sell (computer hardware, software and consumer electronics) is characterized by rapid technological change, obsolescence and price erosion. In the recent past we have recorded charges for obsolete inventory, our inventory turnover declined in 2002, and we have had to sell certain merchandise at a discount or loss. It is impossible to determine with certainty whether an item will sell for more than the price we pay for it. Because we rely heavily on purchased inventory, our success will depend on our ability to liquidate our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value, and our ability to manage customer returns and the shrinkage resulting from theft, loss and mis-recording of inventory. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.

MOST MERCHANDISE SOLD BY US CARRIES A WARRANTY FROM THE MANUFACTURER OR THE SUPPLIER, AND WE ARE NOT OBLIGATED TO ACCEPT MERCHANDISE RETURNS.

Nevertheless, we in fact have accepted returns from customers for which we did not receive reimbursements from our manufacturers or suppliers, and the levels of returned merchandise in the future might exceed our expectations. We may also find that we have to accept more returns in the future to maintain customer satisfaction. Merchandise returns as a percentage of total sales were 12.8% in 2002, 6.6% in 2001, and 8.6% in 2000.

OUR SYSTEMS ARE VULNERABLE TO SECURITY BREACHES.

A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely upon encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. Northgate has experienced security breaches in the past. Although we believe current security measures are adequate, we cannot assure you that our security measures will prevent future security breaches, and such breaches could expose the Company to operating losses, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. A party who is able to circumvent our security measures could steal proprietary information or interrupt our operations. We may need to spend a great deal of money and use other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of on-line transactions and the privacy of users may also inhibit the growth of the Internet generally, and the World Wide Web in particular, especially as a means of conducting commercial transactions.

WE ARE VULNERABLE TO THE RAPID EVOLUTION OF THE COMPUTER INDUSTRY.

The computer industry is characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies, and the emergence of new industry standards and practices. Changes in technology could render our existing inventory and products obsolete. To remain competitive, we must continue to enhance and improve our product offerings. Our success in achieving these goals depends on our ability to develop or license new technologies and respond promptly and cost-effectively to technological advances and emerging industry standards and practices. The development, licensing, and production of computer products involves significant technical, financial and business risks. We may not be successful in developing, licensing or integrating new technologies or promptly adapting our production methods, proprietary technology and transaction-processing systems to customer needs or emerging industry standards.

WE ARE DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE INTERNET INFRASTRUCTURE.

Approximately 15 percent of our 2002 revenue was derived from sales via the Internet and the increased use of the Internet for commerce is essential for our business to grow. Accordingly, our success depends on the continued development of the infrastructure for providing Internet access and services. The Internet could lose its viability or its usage could decline due to many factors beyond our control, including:

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

OUR DEBT LEVEL COULD IMPACT OUR ABILITY TO OBTAIN FUTURE FINANCING.

Our consolidated outstanding debt at December 31, 2002 was approximately $8.2 million. Our consolidated debt may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve to eighteen months or thereafter.

VOLATILITY IN THE UNITED STATES STOCK MARKET, THE NASD OTC MARKET, THE TECHNOLOGY SECTOR, THE WORLD POLITICAL ENVIRONMENT, AS WELL AS OTHER FACTORS, MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products introduced by Northgate or our competitors and other events or factors. The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products introduced by us or our competitors, limited trading volume of our securities on the Over-the-Counter Bulletin Board, regulatory and judicial actions, and other events or factors. From January 2, 2002 through March 31, 2003, the closing price of our common stock has ranged from a low of $0.12 per share to a high of $2.10 per share, as adjusted for the 10:1 reverse stock split. The stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations in recent years. This volatility has had a substantial impact on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the companies affected. These broad market fluctuations may adversely affect the market price of our common stock.

OUR OPERATING RESULTS MAY BE IMPACTED BY CHANGES IN THE ECONOMY AND INTERNATIONAL CONFLICT.

Our operating results are directly impacted by the health of the North American and Asian economies. Current economic conditions and the current war with Iraq may adversely affect our business and our results of OPERATIONS.

WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM.

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorist's activities and threats aimed at the United States, transportation, mail, financial, and other services have slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of terrorists' activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities. Any general economic downturn as a result of terrorist activities could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

WE ARE DEPENDENT ON INTELLECTUAL PROPERTY.

Our performance and ability to compete depend to a significant degree on our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. While we have applied for trademark protection for the Mcglen.com name, we cannot assure you that we will receive a registered trademark for this name in the United States, or that competitors will not adopt similar marks, thereby impeding our ability to build brand identity and possibly confusing customers. Existing copyright, trademark, patent and trade secret laws afford only limited protection, and intellectual property laws (particularly those of other countries) may be inadequate to prevent misappropriation of our technology or other proprietary rights. It might be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization, or to develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted.

OUR INTELLECTUAL PROPERTY MAY INFRINGE ON THAT OF OTHERS AND EXPOSE US TO COSTS RELATED TO LITIGATION.

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

A SUBSTANTIAL PORTION OF OUR STOCK IS HELD BY THREE PARTIES.

Upon completion of our reverse merger with Lan Plus Corporation in March 2002, its shareholders, Andy Teng, Richard Shyu and the Lan Plus Corporation ESOP influence all fundamental matters affecting Northgate. As of March 31, 2003, these three entities/persons controlled approximately 75% of the total combined voting power of the outstanding common stock, on a fully diluted basis. Accordingly, they are able to wield considerable influence in, among other things, determining the outcome of corporate decisions, effecting corporate transactions (including mergers, consolidations and the sale of all or substantially all of our assets), or preventing or causing a change in control in the company.

WE ARE EXPOSED TO THE RISKS OF A GLOBAL MARKETPLACE.

A significant portion of our products are either produced in, or have major components produced in, the Asia Pacific region. We have business relationships with companies located in the region directly, and we engage in U.S. Dollar denominated transactions with these companies and U.S. divisions and subsidiaries of these companies. As a result, we may be indirectly affected by risks associated with international events, including economic and labor conditions, political instability, tariffs and taxes, availability of products and currency fluctuations in the U.S. Dollar versus the regional currencies. Countries in the Asia Pacific region, including Japan, have experienced weaknesses in their currency, banking and equity markets from time to time. These weaknesses could adversely affect the supply and prices of products and components and, ultimately, our results of operations.

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

THE SUCCESS OF THE COMPANY DEPENDS ON ITS ABILITY TO RETAIN KEY PERSONNEL.

The success of the Company depends in a large part on the continued service of key personnel. Despite its efforts to hire and retain quality employees, the Company might lose some of its key employees. Competitors may recruit key employees who could take key customers with them. As a result, the company may be required to provide significant incentives for some employees to remain with the Company.

Similarly, the future performance of the Company depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for qualified management, engineering, technical, sales and marketing employees is intense. If employees leave, or if the Company cannot attract and retain qualified personnel, the Company's business would be harmed.

FROM TIME TO TIME NORTHGATE HAS INVESTED IN SHORT SALES OF SECURITIES

Northgate's management routinely invested the Company's excess operating funds in the stock market. From time to time, management invests these funds in short sales of stock that they typically cover within 60 days of the date of the short purchase. Short sales typically have a higher degree of risk than traditional stock purchases and management attempts to limit the concentration of short sales in the Company's overall invested and cash portfolio. At December 31,

2001, approximately $426,000 was invested in short sales of common stock and unrealized losses of $102,000 were recorded on these investments. Management covered the December 31, 2001 short sale in January and April 2002, recording a loss of $60,000. The Company had no such investments at December 31, 2002.

ITEM 2.  PROPERTIES

In September 2002, we moved our operations to a 80,000 square foot warehouse, located in the City of Industry, California. Prior to this time, the Company leased a 47,000 square foot warehouse from its CEO and Chairman. The Company believes that its present facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently a party to any pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Northgate's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "NGTE." The following table sets forth the range of the high and low closing sales prices for our common stock, for the periods indicated, as reported by the Nasdaq SmallCap Market (for periods on and prior to April 12, 2001) and the Over-the-Counter Bulletin Board (for periods after April 12,
2001). Quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions:

                                                 Price Range of Common Stock
                                                 ---------------------------
                                                  High                 Low
                                                 ------               ------
               Year Ended December 31, 2001
               ----------------------------
               FIRST QUARTER                     $0.88                $0.16
               SECOND QUARTER                    $0.33                $0.10
               THIRD QUARTER                     $0.27                $0.09
               FOURTH QUARTER                    $0.21                $0.07

               Year Ended December 31, 2002
               ----------------------------
               FIRST QUARTER                     $0.03                $1.15*
               SECOND QUARTER*                   $0.55                $1.00
               THIRD QUARTER*                    $0.08                $0.90
               FOURTH QUARTER*                   $0.16                $0.51


* The pricing of the Company's stock beginning March 28, 2002 reflects a 10:1 reverse stock split that was effective upon close of the Company's merger with Lan Plus Corporation.

On April 14, 2003, the closing price of the Company's Common Stock as reported on the Over the Counter Market was $0.17 per share. On April 14, 2003, there were 116 holders of record of our Common Stock.

The Company has never paid cash dividends on its Common Stock, and does not anticipate paying cash dividends on its Common Stock in the future. The Company intends to retain its earnings to finance the growth and development of its business.

In March 2002, we entered into a corporate consulting agreement with Investor Relation Resources ("IRR"). In exchange for various corporate consulting and public relations services, we agreed to issue 10,000 shares of the Company's common stock. The Company valued these shares at the market price on the date of the agreement, $1.00 per share. These shares were not registered under the Securities Act of 1934 pursuant to Section 4(2).

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from the financial statements of the Company, which have been prepared in accordance with United States generally accepted accounting principles. The consolidated financial statements of the Company for the year ended December 31, 2002, and as of December 31, 2002, and the related report of Corbin & Company LLP are included elsewhere in this report. The financial statements for the years ended December 31, 2001 and 2000, and as of December 31, 2001, and the related report of Singer Lewak Greenbaum & Goldstein LLP are included elsewhere in this report. The financial statements as of December 31, 2000, 1999 and 1998, and for the years ended December 31, 1999 and 1998 , have been derived from financial statements audited by Singer Lewak Greenbaum & Goldstein LLP. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere in this report.

                                                              YEAR ENDED DECEMBER 31,
                                                1998        1999       2000         2001        2002
                                             ---------   ---------   ---------   ---------   ---------
                                                       (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales ................................   $ 78,919    $ 87,158    $ 69,101    $ 73,883    $ 65,176
Cost of sales ............................     69,718      76,845      60,326      64,872      57,589
                                             ---------   ---------   ---------   ---------   ---------
Gross profit .............................      9,201      10,313       8,775       9,011       7,587
   Selling, general and administrative ...      6,186      10,176       7,700       7,273       8,032
                                             ---------   ---------   ---------   ---------   ---------
   Income (loss) from operations .........      3,015         137       1,075       1,738        (445)
   Other  (income) expense ...............        (46)       (282)        202        (217)        268

Income (loss) before income taxes ........      3,061         419         873       1,955        (713)
Provision for income taxes ...............      1,060         173         358         467        (870)
                                             ---------   ---------   ---------   ---------   ---------
Net income ...............................   $  2,001    $    246    $    515    $  1,488    $    157
                                             =========   =========   =========   =========   =========


Basic income per share ...................   $   0.20    $   0.02    $   0.05    $   0.15    $   0.01
                                             =========   =========   =========   =========   =========

Diluted income per share .................   $   0.20    $   0.02    $   0.05    $   0.13    $   0.01
                                             =========   =========   =========   =========   =========
Weighted average shares of common stock
   outstanding:
   Basic .................................      9,854       9,854       9,854       9,854      13,694
                                             =========   =========   =========   =========   =========
    Diluted ..............................     10,129      10,129      10,714      11,305      15,145
                                             =========   =========   =========   =========   =========

                                                                    DECEMBER 31,
                                                1998        1999       2000         2001        2002
                                             ---------   ---------   ---------   ---------   ---------
Balance Sheet Data:
Cash and cash equivalents ................   $     51    $  1,307    $  2,884    $  8,555    $  2,135
Working capital ..........................      2,629       5,483       3,836       5,245       3,199
Total assets .............................     19,688      20,775      13,913      24,091      16,014
Long-term debt ...........................         --      11,303       9,880       9,263       8,050
Total stockholders' equity (deficit) .....      2,946      (5,412)     (5,609)     (3,238)      1,258

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

OVERVIEW

Northgate is a leading marketer of personal computers, or PCs, and related products and services and manufactures, markets, and supports a broad line of desktop PCs, servers and workstations used by individuals, families, businesses, government agencies and educational institutions. The Company also offers diversified products and services such as software, peripherals, Internet access services, support programs and general merchandise.

Net sales of the Company are primarily derived from the sale of personal computer hardware, software, peripherals and accessories. Gross profit consists of net sales less product and shipping costs.

On March 20, 2002, the Company closed its merger with Lan Plus. At the closing of the merger, Lan Plus shareholders received a number of shares such that they now own approximately 75% of the Company. In addition, at the close of the merger, the Company also instituted a 10:1 reverse stock split and changed its name to Northgate Innovations, Inc. Pursuant to the merger agreement, upon close of merger, the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million was converted to common stock eliminating the debt; the stock was then retired to Treasury and cancelled. The Company has reported combined operations with Lan Plus beginning with its 10-Q for the period ended March 31, 2002.

The Company purchases a substantial percentage of its products from a single manufacturer. Purchases from this manufacturer accounted for more than 15% of our aggregate merchandise purchases for 2002. The Company has no long-term contracts or arrangements with this manufacturer, or other vendors, that guarantee the availability of merchandise.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS: Northgate maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Northgate's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Northgate provides for the estimated cost of product warranties at the time revenue is recognized.

WARRANTIES: While certain of the products Northgate sells are covered by third party manufacturer warranties, Northgate may have products returned by customers that Northgate may not be able to recover from the manufacturer. Returns of this nature have been immaterial in the past; however, should actual product failure rates increase or the manufacturers go out of business, Northgate may be forced to cover these warranty costs and the costs may differ from Northgate's estimates.

INVENTORY: Northgate writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

PURCHASE AND ADVERTISING REBATES: We earn rebates from our vendors which are based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. Several controls are in place that we believe allow us to ensure that these amounts are recorded in accordance with the terms of the contracts. Should vendors reach different judgments regarding the terms of these contracts, they may seek to recover amounts from us.

IMPAIRMENT OF LONG-LIVED ASSETS: We review our long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. If actual market conditions are less favorable than management's projections, future write-offs may be necessary.

IMPAIRMENT OF GOODWILL AND INDEFINITE LIVED INTANGIBLE ASSETS: As a result of our adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), we now annually review goodwill and other intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. These reviews require the Company to estimate the fair value of its identified reporting units and compare those estimates against the related carrying values. For each of the reporting units, the estimated fair value is determined as compared to the Company's stock price.

DEFERRED TAXES: We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. If actual results differ unfavorably from those estimates used, we may not be able to realize all or part of our net deferred tax assets and additional valuation allowances may be required.

RESULTS OF OPERATIONS

The following table sets forth for the years indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statements of operations. There can be no assurance that the trends in sales growth or operating results will continue in the future. The discussion of the "Results of Operations" includes both Northgate and Mcglen since the date of merger, March 15, 2002.

                                                    PERCENTAGE OF NET SALES
                                                    YEAR ENDED DECEMBER 31,
                                                 2002         2001        2000
                                                ------       ------      ------
     Net sales                                  100.0%       100.0%      100.0%
     Cost of sales                               88.4         87.8        87.3
                                                ------       ------      ------
     Gross profit                                11.6         12.2        12.7
     Operating expenses                          12.3          9.8        11.1
                                                ------       ------      ------
     Operating (loss) income                     (0.7)         2.4         1.6
     Other (income)expense, net                   0.4         (0.3)        0.3
                                                ------       ------      ------
     (Loss) income before income taxes           (1.1)         2.7         1.3
     (Benefit) provision for income taxes        (1.3)         0.7         0.5
                                                ------       ------      ------
     Net income                                  0.2%          2.0%        0.8%
                                                ======       ======      ======

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

         Net sales decreased by $8.7 million, or 11.8%, to $65.2 million for the year ended December 31, 2002, compared to $73.9 million for the year ended December 31, 2001. The decrease in net sales was a result of a decrease in the number of computer systems shipped during the period as well as a decrease in the average selling price per system due to lower component costs and also competition in the marketplace. The fourth quarter of 2002 was significantly impacted by price reductions in the marketplace by competitors such as Dell and Gateway as well as reduction in consumer demand. In addition, in the fourth quarter of 2002 the Company's airtime on one of the home shopping networks decreased significantly as compared to the prior year.

         Gross profit decreased by $1.4 million or 15.6% to $7.6 million for the year ended December 31, 2002, compared to $9.0 million for the year ended December 31, 2001. The decrease in gross profit was due to the decrease in sales. Gross profit, as a percentage of net sales decreased to 11.6% for the year ended December 31, 2002 from 12.2% for the year ended December 31, 2001. The decrease in gross profit margin as a percentage of sales was due to: an increase in labor and applied overhead costs associated with the integration of the two companies following the merger; an increase in costs due to integration of the Company's new enterprise software in 2002; and less units being produced in 2002 as compared to 2001.

         On a forward-looking basis, future gross profit margins may fluctuate from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the year ended December 31, 2002. Although the Company believes it provides a high level of value and added services, pricing and gross profit could be negatively impacted by the activities of larger computer manufacturers.

         Operating expenses increased by $0.7 million or 9.6%, to $8.0 million for the year ended December 31, 2002, from $7.3 million for 2001. The increase in operating expenses was attributable to a increase in payroll and related costs and an increase in advertising costs in 2002. ESOP compensation expense decreased by $0.2 million for the year ended December 31, 2002 as the Company did not make an discretionary ESOP contribution in 2002. Payroll and related costs (e.g., employer taxes, health and workers compensation insurance) increased by approximately $0.9 million, or 19.1% for the year ended December 31, 2002 compared to 2001. The increase in payroll and payroll related costs was due to a 15% increase in insurance costs in 2002 and a 20% increase in average head count for the year ended December 31, 2002 as the Company exceeded sales forecasts through September 2002. Advertising expense increased by approximately $250,000 in 2002 as Northgate received less market development funds from OEM suppliers such as Intel. Northgate also increased its print advertising expenditures as the Company began to advertise the Northgate brand.

         Other (income) expense decreased by approximately $485,000 or 223.5%, to $268,000 for the year ended December 31, 2002, from ($217,000) for the prior year. The increase was partially due to decreased gains on the Company's marketable securities portfolio in 2002 and lower interest income in 2002. In addition, during the fourth quarter of 2002 the Company reviewed its MSN royalty accrual and determined that the accrual was overstated by approximately $1.0 million; the result was an increase in other income by $1.0 million. Additionally, also in the fourth quarter of 2002, the Company reviewed its marketable securities portfolio for permanent impairment. Due to the overall decline in the stock and bond markets from when the Company purchased the investments, as well as specific factors affecting individual investments within the portfolio, the Company recorded a $827,000 loss on its marketable securities portfolio.

           Income tax (benefit) provision for the year ended December 31, 2002 was ($870,000) versus a provision of $467,000 for the year ended December 31, 2001. The effective tax rate for 2002 decreased to (122.0%) from 23.9% in 2001 primarily as a result of certain changes in the estimates for the Company's past income tax liabilities.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         Net sales increased by $4.8 million, or 6.9%, to $73.9 million for the year ended December 31, 2001, compared to $69.1 million for the year ended December 31, 2000. The increase in net sales was a result of an increase in the number of computer systems shipped during the year ended December 31, 2000, mainly in the fourth quarter of 2001. Northgate recorded record revenues for the fourth quarter of 2001 as compared to prior years.

         Gross profit increased by $0.2 million or 2.3% to $9.0 million for the year ended December 31, 2001, compared to $8.8 million for the year ended December 31, 2000. The increase in gross profit was due to the increase in sales. Gross profit, as a percentage of net sales decreased to 12.2% for the year ended December 31, 2001 from 12.7% for the year ended December 31, 2000. The decrease in gross profit margin was due to lower royalties paid during 2000, Lan Plus developing more relationships with original equipment manufacturers
(OEM) that provide component products at lower costs than distributors, and the acquisition of new customers in 2001with sales at a higher margin.

         Operating expenses decreased by $0.4 million or 5.2%, to $7.3 million for the year ended December 31, 2001, from $7.7 million for 2000. The decrease in operating expenses was attributable to a $640,000 decrease in bad debt expense in 2001. In 2000, one of the Company's largest accounts filed for bankruptcy resulting in the Northgate writing off more than $1.0 million for this account. In 2001, a customer closed resulting in approximately $300,000 of write-offs. The decrease in bad debt expense was offset with a $180,000 increase in payroll and payroll related costs due to a higher average headcount in 2001 as compared to 2000; a $200,000 increase in the Company's ESOP expense in 2001 as the discretionary contribution increased in 2001 as compared to 2000; and a $100,000 increase in professional fees, primarily related to the merger of the Company and Mcglen.

         Other (income) expense increased by $419,000 or 207.4%, to ($217,000) for the year ended December 31, 2001, from $202,000 for the prior year. The increase was a result of lower interest costs associated with Lan Plus' ESOP due to a reduction in the average amount outstanding during the year as well as a decrease in the ESOP loan interest rate from 8% to 6%. Additionally, the Company recorded larger capital gains on its investments in 2001 as compared to 2000.

         Income tax provision for the year ended December 31, 2001 was $467,000 versus a provision of $358,000 for the year ended December 31, 2000. The effective tax rate for 2001 decreased to 23.9% from 41.0% in 2000. The decrease in income taxes was a result of increased ESOP contributions in 2001 as compared to 2000.

INCOME TAXES

For the three years ended December 31, 2002, the difference between the amount of income tax recorded and the amount of income tax expense calculated using the federal statutory rate of 34% is due to state income taxes and other permanent differences.

As a result of the Company's reverse merger in March 2002, the Company has federal and state net operating loss carryforwards of approximately $16 million and $10 million. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2022 for federal purposes and 2003 through 2009 for state purposes, if not utilized. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in the Company being able to only utilize $3.8 million and $0.5 million, to offset federal and state income, respectively as of December 31, 2002. The remaining net operating loss carryforwards will go unused.

LIQUIDITY AND CAPITAL RESOURCES

Northgate's primary capital need has been the funding of working capital requirements created by its growth. Historically, Northgate's primary sources of financing have been cash provided by operations and borrowings from private investors and financial institutions. Cash (used in) provided by operations was approximately ($2.8 million), $3.5 million, and $5.0 million for the three years ended December 31, 2002. Cash was used to pay down Northgate's working capital obligations during the year ended December 31, 2002.

During the year ended December 31, 2002, Northgate's capital expenditures were approximately $337,000 compared to $511,000 for the same period in 2001, primarily for computer hardware and leasehold improvements related to Northgate's new facility that it occupied in September 2002.

The Company has a $2,500,000 line of credit with a bank. The line of credit provides for borrowings secured by substantially all of the Company's assets and is guaranteed by the Company's majority shareholder. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on the Company's behalf. The line of credit was extended in February, 2003 and expires April 30, 2003. Advances under the line bear interest at the bank's prime rate plus 0.5% (4.75% at December 31, 2002). The line contains certain covenants that required Northgate to maintain profitability in the third and fourth quarter of 2002, a minimum of ($4.25 million) tangible net worth (as defined), a Current Ratio of at least 1.2:1, Working Capital of at least $2.5 million, and limits the capital expenditures the Company can make in any one year to $750,000. At December 31, 2002, approximately $1.0 million of the Company's short term investments were held as collateral for letters of credit taken out to secure open account terms with one of the Company's primary vendors. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2003.

In August 2002, the Company renegotiated its $1.3 million note payable, extending the due date to January 1, 2005. In September 2002, the Company reached a settlement with the Mcglen line of credit holder whereby Northgate repaid $40,000 of the $90,000 due under the line. The resulting gain of $50,000 is included in other income for the year ended December 31, 2002.

In September 2002, the Company paid the $186,000 dividends payable to holders of the Company's preferred stock, and funded $1,067,000 to the Company's ESOP to reduce the ESOP note.

At December 31, 2002 and 2001, the Company had cash and short-term investments of $2.3 million and $8.6 million, respectively, and working capital of $3.2 million and $5.2 million, respectively. However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all. The Company operates in a very competitive market against many companies that are substantially larger than Northgate. Pricing and gross profit could be negatively impacted by the activities of larger computer manufacturers and product supply and demand in the market.

Northgate's management has routinely invested excess operating funds in the stock market. From time to time, management invests these funds in short sales of stock that they typically cover within 60 days of the date of the short purchase. Short sales typically have a higher degree of risk than traditional stock purchases and management attempts to limit their concentration in Northgate's overall invested and cash portfolio. At December 31, 2001, approximately $426,000 was invested in short sales of common stock and an unrealized loss of $102,000 was recorded on these investments. Management covered the short sales in January and April 2002 recording a loss of $60,000. The Company had no such investments at December 31, 2002.

Since computer retailers typically have low product gross margins, Northgate's ability to remain profitable is dependent upon its ability to continue to drive down the cost of its computer systems through its product sourcing, inventory management and labor management systems. To the extent that Northgate does not continue to effectively manage its business, Northgate may be materially adversely affected. Northgate may also experience significant fluctuations in its future operating results due to a variety of factors, many of which are outside its control.

Factors that may affect its operating results include: the frequency and success of new product introductions, mix of product sales and seasonality of sales typically experienced by retailers, political unrest, and the pricing of component parts in the world-wide marketplace. Many of Northgate's competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than Northgate and may benefit from component volume purchasing arrangements that are more favorable in terms of pricing and component availability than the arrangements enjoyed by the Company. Sales in the computer retail industry are significantly affected by the release of new products. Infrequent or delayed new product releases can negatively impact the overall growth in retail sales.

As part of its growth strategy, Northgate may, in the future, acquire other companies, in the same or complementary lines of business. Any such acquisition and the ensuing integration of the operations of the acquired company with those of Northgate would place additional demands on Northgate's management, and operating and financial resources.

INFLATION AND SEASONALITY

While neither inflation nor deflation has had, nor do we expect it to have, a material impact upon operating results, there can be no assurance that our business will not be affected by inflation or deflation in the future. We believe that our business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of our fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin 51, " Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on its financial statements as it has no variable interest entities.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions in SFAS 148 in its consolidated financial statements and the accompanying notes.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect FIN 45 to have a material impact on its financial position or results of operations as it does not act as a guarantor.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk from changes in interest rates. We have a risk management control process to monitor our interest rate risk. The risk management process uses analytical techniques, including market value, sensitivity analysis, and value at risk estimates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements listed below are included on pages F-1 through F-22 following the signature page to this report:

                                                                            Page
                                                                            ----
         Independent Auditors' Reports                                       F-1

         Consolidated Financial Statements:
         Balance Sheets as of December 31, 2002 and 2001                     F-3

         Statements of Income for the Years Ended December
         31, 2002, 2001 and 2000                                             F-4

         Statements of Stockholders' Equity (Deficit) and Comprehensive
         Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000  F-5

         Statements of Cash Flows for the Years Ended December 31, 2002,
         2001 and 2000                                                       F-6

         Notes to Consolidated Financial Statements                          F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the reverse acquisition of Mcglen in March 2002, the Board of Directors of Northgate changed accountants to Corbin & Wertz replacing Mcglen's prior accountants, BDO Seidman, LLP, and Lan Plus' prior accountants, Singer, Lewak, Greenbaum and Goldstein LLP. Such change was reported on Form 8-K filed May 15, 2002. On January 9, 2003, in connection with a reorganization of Corbin & Wertz, the Company filed another Form 8-K reporting a change in accountants to Corbin & Company, LLP. There were no disagreements with the Company's current or prior accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION RELATING TO EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information relating to our current executive officers and directors*:

         Name           Age   Position
         ----           ---   --------
         Andy Teng       49   Chairman of the Board, Chief Executive Officer and
                              Secretary
         Richard Shyu    37   President and Director
         Mike Chen       30   Director
         Grant Trexler   41   Chief Financial Officer

ANDY TENG was elected our Chairman of the Board, Chief Executive Officer and Secretary on March 20, 2002. He has served as Chairman of the Board and Chief Executive Officer of Lan Plus Corporation since March 1992. From March 1992 to September 2000, Mr. Teng also served as Lan Plus' President. Prior to purchasing Lan Plus, Mr. Teng was the President and principal shareholder of Syntax Computers, Inc. from 1987 to 1992. From 1985 to 1987, Mr. Teng was the President and principal shareholder of Anncoa Chemical Company. Mr. Teng holds Masters and Bachelor of Science degrees from Texas A&M University.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our board does not currently have a compensation committee or a committee performing similar functions. Our board of directors as a whole performs all functions relating to executive compensation. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

SECTION 16(a) REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, among others, to file certain beneficial ownership reports with the Securities and Exchange Commission. The Company believes that no late filings were made, or that there have been any failures to file any required reports, by its executive officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the names, positions and annual compensation paid by the Company for the years ended December 31, 2002, 2001,and 2000, to Andy Teng, our Chairman and Chief Executive Officer, Richard Shyu, our President, and Grant Trexler, our Chief Financial Officer.

                                               SUMMARY COMPENSATION TABLE
                                                    ANNUAL COMPENSATION                                LONG TERM
                                                                                                     COMPENSATION
                                                                                                        AWARDS
                                        Fiscal                                  All Other        Securities Underlying
Name and Position                        Year    Salary ($)    Bonus ($)    Compensation ($)         Options (#)(1)
-----------------                        ----    ----------    ---------    ----------------         --------------
Andy Teng, Chief Executive Officer       2002      154,000         -                -                      -
                                         2001      106,000       1,200              -                      -
                                         2000      173,000         -                -                      -

Richard Shyu, President                  2002      153,000         -            7,000(2)                   -
                                         2001       60,000       2,000          5,000(2)                   -
                                         2000       57,000         -            6,000(2)                   -

Grant Trexler, Chief Financial Officer   2002      120,000         -            3,000(3)                 25,000
                                         2001      123,900      25,000         12,200(3)                   -
                                         2000      122,200         -           10,150(3)                 15,000

(1) Reflects the Company's 10:1 reverse stock split in March 2002.

(2) Reflects an automobile allowance paid by the Company on Mr. Shyu's behalf.

(3) Reflects a health insurance allowance and an automobile allowance paid by the Company to Mr. Trexler.

The following table sets forth certain information with respect to all stock options granted by the Company during the last fiscal year to Messrs. Teng, Shyu and Trexler:

                                  OPTION GRANTS IN LAST FISCAL YEAR
                                          INDIVIDUAL GRANTS
                                                    % of Total Options
                             Number of Securities       Granted to       Exercise
                   Fiscal     Underlying Options        Employees         Price          Expiration
        Name        Year            Granted           in Fiscal Year      ($/Sh)            Date
        ----        ----            -------           --------------      ------            ----
Andy Teng           2002               -                     -              -                 -
Richard Shyu        2002               -                     -              -                 -
Grant Trexler       2002            25,000                 4.9%           $0.35            6/20/07

(1) Reflects the Company's 10:1 reverse stock split in March 2002.

The following table sets forth certain information with respect to the exercise of stock options during the last fiscal year and the value of unexercised stock options held by Messrs. Teng, Shyu and Trexler at December 31, 2002:

                                             AGGREGATED OPTION EXERCISES IN LAST
                                            YEAR AND YEAR-END (YE) OPTION VALUES
                                                                    Number of Securities
                                                                   Underlying Unexercised           Value of Unexercised
                      Fiscal     Shares Acquired      Value             Options at YE           In-the-Money Options YE ($)
     Name              Year      On Exercise (#)    Realized      Exercisable/Unexercisable      Exercisable/Unexercisable
     ----              ----      ---------------    --------      -------------------------      -------------------------
Andy Teng              2002           None             N/A                  None                             -
Richard Shyu           2002           None             N/A                  None                             -
Grant Trexler          2002           None             N/A              15,000/25,000                        -

DIRECTORS' COMPENSATION

Non-employee directors receive a fee of $750 for each meeting of the Board attended, no additional fees for any meetings of any committee of the Board attended, and reimbursement of their actual expenses. Directors who are also our employees are not paid any fees or additional remuneration for their service as members of the Board of Directors.

EXECUTIVE OFFICER EMPLOYMENT CONTRACTS

On January 17, 2000 we entered into a three-year employment agreement with Grant Trexler. Mr. Trexler terminated his employment contract upon completion of the merger with Lan Plus Corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2003, the number of shares of our Common Stock (after consideration of the Company's 10:1 reverse stock split that was effective with the close of the merger with Lan Plus) held of record or beneficially: (i) by each person who held of record, or was known by Mcglen to own beneficially, more than 5% of the outstanding shares of the our Common Stock; (ii) by each of our current executive officers and directors; and (iii) by all of our current executive officers and directors as a group:

      NAME AND ADDRESS OF                NUMBER OF        PERCENT OF OUTSTANDING
       BENEFICIAL OWNER               SHARES OWNED(1)     SHARES OF COMMON STOCK
Andy Teng                              12,857,450(2)             67.8%
16700 Gale Avenue
City of Industry, CA 91745
Richard Shyu                            1,285,323                 6.8%
16700 Gale Avenue
City of Industry, CA 91745
Mike Chen                                 408,295                 2.2%
16700 Gale Avenue
City of Industry, CA 91745
Grant Trexler                             115,252(3)               *
16700 Gale Avenue
City of Industry, CA 91745
All current executive officers and     14,666,320(3)             76.8%
directors as a group (4 persons)

*        Less than 1%.

(1) Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares of our common stock have sole voting and dispositive power with respect to such shares.

(2) Includes 4,223,182 shares issuable upon conversion of the Lan Plus Corporation Employee Stock Ownership Plan (ESOP) Preferred Stock into common stock. Mr. Teng is the Trustee of the ESOP.

(3) Includes 15,000 shares purchasable by Mr. Trexler within 60 days upon exercise of outstanding stock options, the remaining 25,000 shares become exercisable beginning in June 2003.

The Company currently maintains the following equity compensation plans: (1) the 1999 Stock Option Plan of Mcglen Micro, Inc., as amended, and (2) the Mcglen Internet Group, Inc. 2000 Stock Option Plan. Each of these plans was approved by the Company's stockholders. The Company maintains no equity compensation plans that were not approved by stockholders. The following table sets forth, for each of these plans, the number of shares of the Company's common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2002.


                                 Number of shares                       Number of shares of
                                   of Company                          Company common stock
                                 common stock to      Weighted-       remaining available for
                                 be issued upon    average exercise    future issuance under
                                  exercise of         price of          equity compensation
                                  outstanding        outstanding      plans (excluding shares
                                  options and        options and      reflected in the first
Plan category                       warrants          warrants                column)
-----------------------------    --------------      ------------   -------------------------
Equity compensation plans
approved by stockholders               599,500             $1.53                   1,400,500
Equity compensation plans
not approved by stockholders           235,500             $5.65                         N/A

Total                                  834,000             $2.69                   1,400,500
                                 ==============      ============   =========================

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BRIDGE LOAN FROM AMRO INTERNATIONAL, S.A.

On April 10, 2000, we received a bridge loan in the amount of $1,500,000 from AMRO International, S.A. (AMRO), and simultaneously issued a 10% Convertible Debenture (the "Debenture"). On January 26, 2001, AMRO converted $508,000 of principal into 3,445,710 shares of our common stock. These shares have been registered under the Company's SB-2 registration statement that went effective March 21, 2001. In February 2002, AMRO agreed to convert the remaining balance and accrued interest into common stock. In March 2002, the Company issued 1,420,000 shares of common stock (after taking into consideration the Company's 10:1 reverse split) to AMRO for the remaining unpaid balance and accrued interest under the convertible note.

In connection with the bridge loan, we issued a warrant (the "Warrant") to AMRO to purchase up to 37,245 shares of our common stock for $23.16 per share. AMRO can demand that we file a registration statement to register any shares covered by the Warrant.

CONSULTING AGREEMENT WITH PETER JANSSEN ASSOCIATES

In May 2000, we entered into a consulting agreement with Peter Janssen Associates ("PJA"), a technology consulting firm of which Peter Janssen, our former Chairman of the Board, is President. Pursuant to the agreement, PJA provided business and strategic planning, sales marketing, channel marketing and related services. Pursuant to the agreement PJA received 175,000 shares of our common stock, which were distributed to three principals of PJA, including Mr. Janssen.

MCGLEN FOUNDERS AGREEMENT

On August 15, 2000, we entered into an agreement with George Lee, Mike Chen and Alex Chen (the "Mcglen Founders") under which the Mcglen Founders agreed to provide up to 10 million shares of their common stock, comprising approximately one-half of their total holdings, to assist in raising capital to fund our operations, growth and development, without causing additional dilution for our other shareholders.

Upon the close of our merger with Lan Plus Corporation, all of the shares in the Founders Pool had been allocated.

MERGER AGREEMENT WITH LAN PLUS CORPORATION

On October 11, 2000, we entered into an agreement and plan of merger with Lan Plus Corporation, a manufacturer of both private-label and branded turnkey computer products and services, with over ten years of operating history. The merger closed on March 20, 2002. At the closing of the merger, each share of Lan Plus was converted into 3.128 shares of Mcglen's common stock, with approximately 9,854,000 shares being issued (after consideration of a 10:1 reverse stock split instituted by the Company at the close of the merger). In addition, at the closing of the merger, the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million were converted into common stock, eliminating the debt; the stock was then retired to Treasury and cancelled.

Andy Teng, founder, Chairman and Chief Executive Officer of Lan Plus, became the Chief Executive Officer and Chairman of the Board of the combined company and Richard Shyu, Vice President of Lan Plus, became President of the combined company. Grant Trexler, formerly Mcglen's Chief Financial Officer, became Chief Financial Officer of the combined company. One of Mcglen's founders, Mike Chen, remained on the Company's Board of Directors.

LEASE PAYMENTS TO ANDY TENG

The Company leased its office/manufacturing facility under a non-cancelable operating lease with its Chairman and Chief Executive Officer (CEO) that was terminated in September 2002. The lease provided for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses. Rent paid to Mr. Teng was approximately $258,000, $345,000 and $344,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

ITEM 14. CONTROLS AND PROCEDURES

In the 90-day period before the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the "certifying officers") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis.

The certifying officers concluded, based on their evaluation, that the Company's disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company's business and operations.

No significant changes in the Company's internal controls or in other factors were detected that could significantly affect the Company's internal controls subsequent to the date when the internal controls were evaluated.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 Exhibit No.    Description
 -----------    ----------------------------------------------------------------
     2.1        Amended and Restated Agreement and Plan of Merger, dated as of
                March 21, 2001, by and among Mcglen Internet Group, Inc., Mcglen
                Acquisition Company, Lan Plus Corporation and Andy Teng
                incorporated by reference to Appendix A to the Proxy
                Statement/Prospectus dated February 12, 2002.
     2.2        Amendment No. 4 dated March 14, 2002 to the Amended and Restated
                Agreement and Plan of Merger, incorporated by reference to
                Exhibit 2.1 to our Current Report on Form 8-K, filed April 9,
                2002.
     3.1        Amended Certificate of Incorporation of Mcglen Internet Group,
                Inc., incorporated by reference from Exhibit 3.2 to our Form
                10-K, dated April 16, 2002.
     3.2        Certificate of Amendment of Certificate of Incorporation of
                Mcglen Internet Group, Inc., filed with the Delaware Secretary of State on March 15, 2002, incorporated by reference from
                Exhibit 3.2 to our Form 10-K, dated April 16, 2002.
     3.3        Bylaws of Mcglen Internet Group, Inc., incorporated by reference from Exhibit 3.2 to Amendment No. 1 filed April 17, 2000 to our
                Form 10-KSB for the year ended December 31, 1999 ("April 2000
                Form 10-KSB/A").
    10.1*       1999 Stock Option Plan of Mcglen Micro, Inc., as amended, as adopted by the Company after the merger with Adrenalin
                Interactive, Inc., incorporated by reference from Exhibit 10.1 to our April 2000 Form 10-KSB/A.
    10.2*       2000 Stock Option Plan, incorporated by reference from Exhibit
                10.21 to Amendment No. 1 filed September 27, 2000 to our
                Registration Statement on Form SB-2, No. 333-41070 ("Form
                SB-2").
    10.3        Convertible Promissory Note, dated March 20, 2000, by and
                between Mcglen Internet Group, Inc. and various Lenders
                introduced by Institutional Equity Holdings Corporation,
                incorporated by reference from Exhibit 10.14 to our April 2000
                Form 10-KSB/A.
    10.4*       Employment Agreement, dated January 1, 2000, between Mcglen
                Internet Group, Inc. and Grant Trexler, incorporated by
                reference from Exhibit 10.15 to our April 2000 Form 10-KSB/A.
    10.5*       Employment Agreement, dated December 2, 1999, between Adrenalin
                Interactive, Inc. and George Lee, incorporated by reference from
                Exhibit 10.16 to our April 2000 Form 10-KSB/A.
    10.6*       Employment Agreement, dated December 2, 1999, between Adrenalin
                Interactive, Inc. and Mike Chen, incorporated by reference from
                Exhibit 10.17 to our April 2000 Form 10-KSB/A.
    10.7*       Employment Agreement, dated December 2, 1999, between Adrenalin
                Interactive, Inc. and Alex Chen, incorporated by reference from
                Exhibit 10.18 to our April 2000 Form 10-KSB/A.
    10.8*       Founders Agreement, dated August 15, 2000, between Mcglen
                Internet Group, Inc. and George Lee, Mike Chen and Alex Chen,
                incorporated by reference from Exhibit 10.22 to Amendment No. 1 filed September 27, 2000 to our Form SB-2.
    10.9        Financing Agreement, dated December 22, 2000, between Mcglen
                Internet Group, Inc. and Dillow and Dillow, Inc., incorporated by reference from Exhibit 10.23 to Amendment No. 2 filed January
                10, 2001 to our Form SB-2.
    10.10       Consulting Agreement, dated August 17, 2000, between Mcglen
                Internet Group, Inc. and Peter Janssen Associates incorporated by reference to Exhibit 10.10 to our 2000 Form 10-KSB.
    21          Subsidiaries of Northgate Innovations, Inc.

    23.1        Consent of Singer Lewak Greenbaum & Goldstein LLP
    23.1        Consent of Corbin & Company, LLP
    99.1        Section 906 CEO Certification
    99.2        Section 906 CFO Certification

           * Indicates management contract or compensatory plan.

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

     (b) Reports on Form 8-K.

           Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTHGATE INNOVATIONS, INC.

                                            By:  /s/ Andy Teng
                                            ------------------------------------
                                            Andy Teng, Chief Executive Officer

                                            Date:  April 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                            Title                                          Date
     ----------                            -----                                          ----

/s/Andy Teng          Chairman, Chief Executive Officer, Secretary, and Director     April 14, 2003
--------------------  (Principal Executive Officer)
Andy Teng

/s/ Grant Trexler     Chief Financial Officer (Principal Financial Officer           April 14, 2003
--------------------  and Principal Accounting Officer)
Grant Trexler

/s/ Richard Shyu      President and Director                                         April 14, 2003
--------------------
Richard Shyu

/s/ Mike Chen         Director                                                       April 14, 2003
--------------------
Mike Chen

                                  CERTIFICATION


                  I, Andy Teng, Chief Executive Officer of Northgate Innovations, Inc., certify that:

                  1. I have reviewed this annual report on Form 10-K of Northgate Innovations, Inc.;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003

/s/ Andy Teng
-------------------------------------
Andy Teng
Chief Executive Officer

                                  CERTIFICATION

                  I, Grant Trexler, Chief Financial Officer of Northgate Innovations, Inc. , certify that:

                  1. I have reviewed this annual report on Form 10-K of Northgate Innovations, Inc.;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003


/s/ Grant Trexler
-------------------------------------
Grant Trexler
Chief Financial Officer

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

   Independent Auditors' Reports                                             F-1

   Consolidated Financial Statements:
   Balance Sheets as of December 31, 2002 and 2000                           F-3

   Statements of Income for the Years Ended December 31, 2002,
   2001, and 2000                                                            F-4

   Statements of Stockholders' Equity (Deficit) and Comprehensive Income
   (Loss) for the Years Ended December 31, 2002, 2001 and 2000               F-5

   Statements of Cash Flows for the Years Ended December 31, 2002, 2001
   and 2000                                                                  F-6

   Notes to Consolidated Financial Statements                                F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Northgate Innovations, Inc. (formerly known as Mcglen Internet Group, Inc.)

We have audited the accompanying consolidated balance sheet of Northgate Innovations, Inc., as of December 31, 2002 and the related consolidated statements of income, stockholders' equity (deficit) and comprehensive income
(loss) and cash flows for the year then ended. In connection with our audit, we have also audited the related consolidated financial statement schedule for the year ended December 31, 2002. These consolidated financial statements, and the consolidated financial statement schedule, are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the related consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northgate Innovations, Inc., at December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Corbin & Company, LLP





Irvine, CA
March 31, 2003

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Northgate Innovations, Inc. (formerly known as Mcglen Internet Group, Inc.)
City of Industry, California

We have audited the accompanying balance sheets of Northgate Innovations, Inc. as of December 31, 2001 and the related statements of operations, cash flows and changes in stockholders' equity (deficit) for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northgate Innovations, Inc., at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California
April 12, 2002

                                NORTHGATE INNOVATIONS, INC.
                                CONSOLIDATED BALANCE SHEETS
                           (In thousands, except per share data)

                                                               DECEMBER 31,  DECEMBER 31,
                                  ASSETS (Note 4)                  2002         2001
                                                                 ---------   ---------
Current Assets:
Cash and cash equivalents (Note 1)                               $  1,837    $  7,178
Certificates of deposit                                                --         187
Certificates of deposit - restricted (Note 1)                       1,016          --
Marketable securities (Note 1)                                        490       1,377
Accounts receivable, net of allowance for doubtful accounts of
 $280 and $254 in 2002 and 2001, respectively  (Note 1)             2,898       9,475
Inventories, net (Note 1)                                           2,984       3,944
Prepaid expenses and other current assets (Note 6)                    262         182
Advances to Mcglen Internet Group, Inc. (Note 2)                       --         845
Deferred tax asset - current (Note 6)                                 418         123
                                                                 ---------   ---------
         Total current assets                                       9,905      23,311
Equipment, net (Notes 1 and 3)                                        900         750
Deferred tax asset (Note 6)                                         1,247          --
Goodwill (Notes 1 and 2)                                            3,886          --
Other assets                                                           76          30
                                                                 ---------   ---------
                                                                 $ 16,014    $ 24,091
                                                                 =========   =========
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable                                                 $  3,983    $ 10,048
Securities sold, not yet purchased (Note 1)                            --         426
Accrued expenses (Note 1)                                             450       1,076
Income taxes payable (Note 6)                                          --       1,053
Accrued royalties (Note 1)                                          1,427       4,999
Convertible notes payable (Note 5)                                    100          --
Dividends payable                                                      --         186
ESOP interest payable (Note 8)                                        746         278
                                                                 ---------   ---------
         Total current liabilities                                  6,706      18,066
Note payable (Notes 5)                                              1,300       1,300
Guarantee of ESOP loan payable (Note 8)                             6,750       7,963
                                                                 ---------   ---------
         Total liabilities                                         14,756      27,329
                                                                 ---------   ---------
Commitments and contingencies (Note 12)
Stockholders' Equity (deficit) (Notes 1, 7, 8 and 9):
Preferred stock, no par value; 5,000 shares authorized,
  1,350 shares issued and outstanding, liquidation
  preference of $1,350 (Note 8)                                       285         285
Common stock, $0.03 par value; 50,000 shares authorized,
  14,694 and 9,854 shares issued and outstanding in 2002 and
  2001, respectively                                                  441         296
Additional paid in capital                                          3,493          --
Accumulated other comprehensive loss (Note 1)                          (7)       (496)
Retained earnings                                                   3,609       3,452
                                                                 ---------   ---------
                                                                    7,821       3,537
Less: Unearned ESOP shares (Note 8)                                (6,563)     (6,775)
                                                                 ---------   ---------
         Total stockholders' equity (deficit)                       1,258      (3,238)
                                                                 ---------   ---------
                                                                 $ 16,014    $ 24,091
                                                                 =========   =========

              See accompanying notes to the consolidated financial statements

                                           F-3

                           NORTHGATE INNOVATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                                  DECEMBER 31,
                                                       ---------------------------------
                                                         2002         2001        2000
                                                       ---------   ---------   ---------

NET SALES                                              $ 65,176    $ 73,883    $ 69,101

COST OF SALES                                            57,589      64,872      60,326
                                                       ---------   ---------   ---------

GROSS PROFIT                                              7,587       9,011       8,775

OPERATING EXPENSES (INCLUDING ESOP CONTRIBUTIONS OF
   $ 0, $525 AND $322 IN 2002, 2001 AND 2000)             8,032       7,273       7,700
                                                       ---------   ---------   ---------
OPERATING (LOSS) PROFIT                                    (445)      1,738       1,075
                                                       ---------   ---------   ---------

OTHER INCOME (EXPENSE):
INTEREST EXPENSE (INCLUDING $468, $502 AND $762
   RELATED TO ESOP DEBT IN 2002, 2001 AND 2000)            (636)       (647)       (914)

INTEREST INCOME                                             118         205         177

OTHER INCOME, NET                                           250         659         535
                                                       ---------   ---------   ---------

TOTAL OTHER (EXPENSE) INCOME                               (268)        217        (202)
                                                       ---------   ---------   ---------

(LOSS) INCOME BEFORE INCOME TAXES                          (713)      1,955         873

PROVISION FOR INCOME TAXES                                 (870)        467         358
                                                       ---------   ---------   ---------

NET INCOME                                             $    157    $  1,488    $    515
                                                       =========   =========   =========

BASIC NET INCOME PER SHARE                             $   0.01    $   0.15    $   0.05
                                                       =========   =========   =========
DILUTED NET INCOME PER SHARE                           $   0.01    $   0.13    $   0.05
                                                       =========   =========   =========
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC                                                    13,694       9,854       9,854
                                                       =========   =========   =========
DILUTED                                                  15,145      11,305      10,714
                                                       =========   =========   =========

         See accompanying notes to the consolidated financial statements

                                       F-4

                                               NORTHGATE INNOVATIONS, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

                                                     (in thousands)

                                                                                                                   TOTAL
                                                                                   ACCUMULATED                     STOCK-   COMPRE-
                                                                         ADDITIONAL   OTHER   UNEARNED            HOLDERS'  HENSIVE
                                    PREFERRED STOCK      COMMON STOCK     PAID-IN COMPREHENSIVE ESOP    RETAINED   EQUITY    INCOME
                                   SHARES    AMOUNT    SHARES    AMOUNT   CAPITAL     LOSS     SHARES   EARNINGS  (DEFICIT)  (LOSS)
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

Balance at January 1, 2000          1,350   $   285     9,854   $   296   $   369   $    (4)  $(8,580)  $ 2,222   $(5,412)
Unrealized loss on marketable
  Securities                                                                         (1,016)                       (1,016)  $(1,016)
Dividends declared on allocated
  ESOP shares                                                                                              (192)     (192)
Release of ESOP shares                                                                            616                 616
Decrease in fair value of
  released ESOP shares                                                       (120)                                   (120)
Net income                                                                                                  515       515       515
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Balance at December 31, 2000        1,350       285     9,854       296       249    (1,020)   (7,964)    2,545    (5,609)  $  (501)
Unrealized gain on marketable
  Securities                                                                            524                           524   $   524
Dividends declared on allocated
  ESOP shares                                                                                              (285)     (285)
Release of ESOP shares                                                                          1,189               1,189
Decrease in fair value of
  released ESOP shares                                                       (249)                         (296)     (545)
Net income                                                                                                1,488     1,488     1,488
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Balance at December 31, 2001        1,350       285     9,854       296        --      (496)   (6,775)    3,452    (3,238)  $ 2,012
Unrealized gain on marketable
  securities                                                                            489                           489   $   489
Shares issued in recapitalization                       4,830       145     3,695                                   3,840
Shares issued to consultant                                10                  10                                      10
Adjustment to prior year
 decrease in fair value of
 released ESOP shares                                                        (212)                212                  --
Net income                                                                                                  157       157       157
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

Total comprehensive income                                                                                                  $   646
                                                                                                                            ========
Balance at December 31, 2002        1,350   $   285    14,694   $   441   $ 3,493   $    (7)  $(6,563)  $ 3,609   $ 1,258
                                  ========  ========  ========  ========  ========  ========  ========  ========  ========

                             See accompanying notes to the consolidated financial statements

                                                          F-5

                                NORTHGATE INNOVATIONS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash flows from operating activities: (In thousands)                              DECEMBER 31,
                                                                       ---------------------------------
                                                                         2002        2001         2000
                                                                       ---------   ---------   ---------
    Net income                                                         $    157    $  1,488    $    515
                                                                       ---------   ---------   ---------
    Adjustments to reconcile net income to net
    cash (used in) provided by
    operating activities:
    Depreciation and amortization                                           282         158          88
    Gain on debt settlement                                                 (50)         --          --
    Stock issued for services                                                10          --          --
    Provision for losses on accounts receivable                              30         661       1,300
    Release of shares to ESOP                                                --         903         616
    Deferred taxes                                                         (219)         15         192
    Realized and permanent losses on marketable securities                  928          --          --
    Decrease in fair value of released ESOP shares                           --        (545)       (120)

    Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable                                                   6,782      (5,758)      8,929
    Inventories                                                           1,308      (1,320)       (396)
    Prepaid expenses and other current assets                               (52)        216        (277)
    Other assets                                                             31           8          (2)
    Accounts payable                                                     (6,637)      5,675      (5,261)
    Accrued expenses                                                       (900)        709         (92)
    Income taxes payable                                                 (1,053)      1,053        (324)
    Dividends payable                                                        --         186         (96)
    ESOP interest payable                                                   468        (536)        757
    Advances to Mcglen                                                     (307)       (845)         --
    Accrued royalties                                                    (3,572)      1,467        (878)
                                                                       ---------   ---------   ---------
    Total Adjustments                                                    (2,951)      2,047       4,436
                                                                       ---------   ---------   ---------
Net cash (used in) provided by operating activities                      (2,794)      3,535       4,951
                                                                       ---------   ---------   ---------

Cash flows from investing activities:
    Purchase of investment                                                 (200)         --          --
    Sale of investment                                                      200          --          --
    Purchases of equipment                                                 (337)       (511)       (113)
    Proceeds from sale of securities and certificates of deposit          3,231      21,188          --
    Purchases of marketable securities                                   (3,088)    (19,205)     (1,544)
    Purchases of  certificates of deposit                                (1,022)         --        (294)
    Acquisition of Mcglen, net of cash                                      108          --          --
                                                                       ---------   ---------   ---------
Net cash (used in) provided by investing activities                      (1,108)      1,472      (1,951)
                                                                       ---------   ---------   ---------

Cash flows from financial activities:
    Payments on line of credit                                           (6,433)         --          --
    Borrowings on line of credit                                          6,393          --          --
    Dividends paid on preferred stock                                      (186)        (96)         --
    Payment on ESOP debt                                                 (1,213)       (617)     (1,423)
                                                                       ---------   ---------   ---------
    Net cash used in  financing activities                               (1,439)       (713)     (1,423)
                                                                       ---------   ---------   ---------

    Net (decrease) increase in cash and cash equivalents                 (5,341)      4,294       1,577

    Cash and cash equivalents, beginning of year                          7,178       2,884       1,307
                                                                       ---------   ---------   ---------

    Cash and cash equivalents, end of year                             $  1,837    $  7,178    $  2,884
                                                                       =========   =========   =========

             See accompanying notes to the consolidated financial statements.

                                           F-6

                           NORTHGATE INNOVATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF COMPANY

The consolidated financial statements include the accounts of Northgate Innovations, Inc. (a Delaware corporation) (formerly Mcglen Internet Group, Inc. "Mcglen") and its wholly owned subsidiaries ("Northgate" or the "Company"). The Company is a developer, manufacturer and distributor of innovative PCs, peripherals, software, and over 100,000 computer products. The Company specializes in selling its computers through television shopping networks, mail order catalog companies and large electronic chain stores as well as targeting specific business-to-business and business-to-consumer markets through the Internet to customers principally in the United States. The operations division, which includes a call center, sourcing, warehousing, fulfillment, accounting, business development and information technology, supports order processing, logistics, customer service, financial transactions and core technology for the business divisions located in the City of Industry, California. The business divisions include sales, marketing, content management, product management and service management teams focused on building unique customer experiences for each business division.

         CASH EQUIVALENTS

All highly liquid debt instruments purchased with an original maturity of three months or less are considered cash equivalents.

         RESTRICTED CERTIFICATES OF DEPOSIT

Certain of Northgate's certificates of deposit with a bank are held as collateral against letters of credit issued by the bank to one of Northgate's primary suppliers (see Note 12). The supplier allows Northgate to purchase up to double the aggregate amount of the restricted certificates of deposit under open account terms.

         REVENUE RECOGNITION

For sales of merchandise owned and warehoused by Northgate, Northgate recognizes revenue when title to products sold has transferred to the customer in accordance with shipping terms. Northgate also sells merchandise from suppliers on a "drop-ship" basis. Northgate takes title to this merchandise from the time it is shipped by the supplier until the time it is received by the customer.

         ACCOUNTING FOR SHIPPING AND HANDLING REVENUE, FEES AND COSTS

The Company classifies amounts billed for shipping and handling as revenue in accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." Shipping and handling fees and costs are included in cost of sales.

         INVENTORIES

Northgate accounts for inventory under the average cost method. Inventory costs include raw materials, labor and overhead. Inventory is carried at lower of cost or market realization. The following are the major classes of inventory as of December 31:

                                                             2002         2001
                                                           --------     --------
Raw materials                                              $ 2,563      $ 1,800
WIP and finished goods                                         614        2,449
                                                           --------     --------
                                                             3,177        4,249
Obsolescence and lower of cost or market reserves             (193)        (305)
                                                           --------     --------
                                                           $ 2,984      $ 3,944
                                                           ========     ========

         MERCHANDISE RETURN AND WARRANTY POLICY

Computers manufactured by Northgate carry a one-year return policy. The majority of products used by Northgate in the production of computers are covered by the original manufacturers warranties, which are generally one to three years. Other products sold by Northgate are covered by the third-party manufacturer's warranty. Northgate provides for allowances for estimated future returns and product warranty (included in accrued liabilities) at the time of shipment to the customer based on historical experience.

         SOFTWARE DEVELOPMENT COSTS

In accordance with SOP 98-1 and EITF 00-2, internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage. During the three years ended December 31, 2002, $162,000 ,$52,000, and $62,000, respectively was expensed for software development costs. The Company capitalized $32,000 and $331,000 for the years ended December 31, 2002 and 2001, respectively.

         EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are stated at cost and amortization is computed using the straight-line method over the shorter of the useful life of the asset or the term of the lease.

         GOODWILL

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not to be amortized, and effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually, or more frequently if impairment indicators arise. These reviews require the Company to estimate the fair value of its identified reporting units and compare those estimates against the related carrying values. For each of the reporting units, the estimated fair value is determined as compared to the Company's stock price.

Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. Company management has allocated the intangible assets between identifiable intangibles and goodwill.

         LONG-LIVED ASSETS

Northgate's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2002 and 2001, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company's services will continue, which could result in impairment of long-lived assets in the future.

         ADVERTISING REVENUE AND COSTS

Advertising revenue is recognized upon receipt of income. Advertising costs are charged to expense as incurred. Net advertising (expense) income was ($76,000), $178,000 and $235,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in operating expenses.

         INCOME TAXES

Northgate follows the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized.

         MARKETABLE SECURITIES

Northgate accounts for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires Northgate to classify and account for investments in equity securities that have readily determinable fair values and all debt securities as follows: (1) debt securities that Northgate has the intent and the ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

In the fourth quarter of 2002, the Company reviewed its marketable securities portfolio for permanent impairment. Due to the overall decline in the stock and bond markets from when the Company purchased the investments, as well as specific factors affecting individual investments within the portfolio, the Company recorded a $827,000 "other than temporary" loss on its marketable securities portfolio, which is included in other income for the year ended December 31, 2002.

At December 31, 2002 and 2001, all of Northgate's trading securities were classified as available for sale. Cost and fair market value for available for-sale securities were as follows at December 31 (in thousands):

                                                       2002               2001
                                                     --------           --------
Adjusted cost                                        $   497            $ 1,873
Unrealized losses                                         (7)              (496)
                                                     --------           --------
Fair value                                           $   490            $ 1,377
                                                     ========           ========


         FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of Northgate's financial instruments, consisting primarily of certificates of deposit and marketable securities, receivables, accounts payable and notes payable, approximates fair value due to the maturity of these financial instruments and the borrowing costs to Northgate.

         STOCK-BASED COMPENSATION

Northgate has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the minimum value recognition provisions SFAS 123, to stock-based employee compensation.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                            IN THOUSANDS, EXCEPT PER SHARE DATA
                                                           --------------------------------------
                                                               2002          2001         2000
                                                           -----------   -----------  -----------
Net income as reported                                     $      157    $    1,488   $      515
Deduct:
   Total stock-based employee compensation
     expense under fair value based method
     for all awards, net of related tax effects                   (56)           --           --
                                                           -----------   -----------  -----------

Pro forma net income                                       $      101    $    1,488   $      515
                                                           ===========   ===========  ===========



Basic EPS                                      As reported      $0.01         $0.15        $0.05
Diluted EPS                                    As reported      $0.01         $0.13        $0.05
Basic EPS                                        Pro forma      $0.01         $0.15        $0.05
Diluted EPS                                      Pro forma      $0.01         $0.13        $0.05

         401K PLAN

Northgate has a 401K plan that covers all full time employees who are not a covered by a collective bargaining agreement. Employees are eligible for the plan following one year of service. Northgate made matching contributions to participants equal to 50% of the first 6% of the employee's contribution through June 2001. Expenses relating to Northgate's 401K plan were approximately $3,000, $19,000 and $39,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

         OFF- BALANCE SHEET RISK

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which Northgate adopted effective in 2000. SFAS No. 133 requires Northgate to record all derivatives on the balance sheet at fair value. The Company had no derivatives at December 31, 2002 and 2001.

         SECURITIES SOLD, NOT YET PURCHASED

Securities sold not yet purchased represent obligations of Northgate to make a future delivery of a specific security and, correspondingly create an obligation to purchase the security at prevailing market prices. As a result, short sales create the risk that Northgate's ultimate obligation to satisfy the delivery requirements may exceed the amount of liability recorded in the financial statements. At December 31, 2001, approximately $426,000 was invested in short sales of common stock and an unrealized loss of $102,000 was recorded on these investments. Management covered the short sales in January and April 2002 recording a loss of $60,000. The Company had no such investments at December 31, 2002.


         NET INCOME PER SHARE

Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted net income per share reflects the potential dilution that could occur if other commitments to issue common stock were exercised. Each share of ESOP preferred stock is convertible into 3.12828 shares of common stock. Allocated ESOP shares (including shares released for allocation) are considered dilutive for all periods presented. The computation of basic and diluted shares outstanding is as follows for the years ended December 31(in thousands):

                                                   2002       2001        2000
                                                 -------     -------     -------
Weighted average shares - Basic                  13,694       9,854       9,854
Effect of dilutive preferred shares               1,451       1,451         860
Weighted average shares - Diluted                15,145      11,305      10,714

         CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Northgate to a concentration of credit risk consist of accounts receivable from individuals and merchants, located in the United States. Northgate maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable and potential credit losses.

         CONCENTRATION OF SUPPLIERS

Northgate is dependent upon key suppliers for merchandise. For the years ended December 31, 2002, one supplier accounted for approximately 15.6 % of total purchases while in 2001 another supplier accounted for approximately 10.2% of total purchases. For the year ended December 31, 2000, two suppliers accounted for approximately 27.4% of total purchases. Management believes other suppliers could provide similar merchandise on comparable terms. A change in suppliers, however, could cause a delay in fulfillment of customer orders and a possible loss of sales, which would adversely affect operating results.

Northgate has entered into nonexclusive licensing agreements with Microsoft Corporation for various operating system and application software, for which, Northgate pays Microsoft a royalty. Royalty expense was $2,962,000, $3,448,000, and $3,728,000, respectively, for the three years ended December 31, 2002. During the fourth quarter of 2002, the Company revised its estimate for accruals related to its liability for certain subscriber fees to the Microsoft Network ("MSN") resulting in recognition of other income of approximately $1,000,000.


         PRODUCT LICENSES

From time to time, Northgate receives notices from companies and individuals asserting exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry and/or Northgate's business. Northgate evaluates each claim relating to its products and, if appropriate, seeks a license to use the protected technology. The licensing agreements generally do not require the licensor to assist Northgate in duplicating its patented technology nor do these agreements protect Northgate from trade secret, copyright or other violations by Northgate or its suppliers in developing or selling these products. Liabilities are recorded when claims asserted are probable and such costs to Northgate can be estimated. No such costs have been recorded at December 31, 2002 or 2001.

         SIGNIFICANT CUSTOMERS

Northgate has historically been dependent upon key customers for its sales. For the years ended December 31, 2002, 2001 and 2000, three customers accounted for approximately 54.4%, 66.5% and 58.4%, respectively, of total sales. At December 31, 2002, 2001 and 2000, $1.5 million, $8.6 million and $2.4 million, respectively, of accounts receivable related to these customers. Management believes other customers could be located which would purchase merchandise on comparable terms; however, the establishment of new customer relationships could take several months. One of these companies announced plans for its closure in the first quarter of 2002 and was sold to new owners who began operations in the fourth quarter of 2002. The loss of any one of these customers could cause a loss of sales that would adversely affect operating results.

In addition to the customers mentioned above, sales to Mcglen Internet Group, Inc., with whom the Company merged in March 2002 (see Note 2) were $8.9 million and $300,000 for the years ended December 31, 2001 and 2000, respectively. The Company also had an accounts receivable balance from Mcglen of $184,000 at December 31, 2001.

         COMPREHENSIVE INCOME

Northgate has adopted SFAS No. 130, Reporting Comprehensive Income. This statement established standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2002, 2001 and 2000, the difference between net income and comprehensive net income was unrealized (losses) gains on available-for-sale securities of $489,000, $524,000, and ($1,016,000), respectively.

         NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin 51, " Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on its financial statements as it has no variable interest entities.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect FIN 45 to have a material impact on its financial position or results of operations as it does not act as a guarantor.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required with the beginning of fiscal year 2003. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections." SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not be prohibited from classifying such gains and losses as extraordinary items, so long as certain criteria are met. SFAS No. 145 also amends paragraph 14(a) of SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transaction. The Company has adopted this Statement in its 2002 financial statements (see Note
4).

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived ASSETS." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company's adoption of this Statement in 2002 had no material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company's adoption of this Statement had no material impact on its financial statements.

In June 2001, the FASB finalized SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Sfas No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001 (see Note 2). It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption, see above. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including but not limited to, those related to (i) the allowance for doubtful accounts receivable, (ii) allowance for inventories,
(iii) sales allowances, (iv) useful life or impairment of intangible assets, (v) deferred tax asset valuation allowances and (vi) litigation settlements accrual. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2001 and 2000 financial statements to conform to the December 31, 2002 presentation.


2.       MERGER WITH MCGLEN INTERNET GROUP, INC.

On October 11, 2000, Northgate entered into a definitive merger agreement and plan of merger with Lan Plus Corporation ("Lan Plus"). Lan Plus manufactures both private-label and branded turnkey computer products and services, with over ten years of operating history. On March 21, 2001, the companies entered into an amended and restated merger agreement that, among other things, eliminated certain conditions to closing contained in the original merger agreement. The amended and restated merger agreement was subsequently amended several times, ending on March 14, 2002. Upon the close of the merger on March 20, 2002, Lan Plus shareholders received approximately 3.128 shares of Northgate common stock for each Lan Plus share they owned, totaling 9,854,000 shares, and owned approximately seventy-five percent (75%), on a fully diluted basis, of the outstanding stock of Northgate (after taking into account a 10:1 reverse split that took place immediately prior to the close of the merger). Pursuant to the merger agreement, upon close of merger, the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million was converted to common stock eliminating the debt; the stock was then retired to Treasury and cancelled.

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

After the 10:1 reverse stock split, Mcglen shareholders held 4,830,000 shares of Northgate's $0.03 par value common stock. For accounting purposes, the shares retained by Mcglen in the merger were valued on Lan Plus' books as an issuance of new shares at $0.788 per share (after the 10:1 reverse stock split and based on the weighted average closing price of the shares just prior to and after the merger date), totaling $3,806,000. In addition, Lan Plus assumed previously issued options and warrants resulting in additional fair value of $34,000 (see Notes 7 and 9).

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

The following represents the estimated fair value of net assets acquired by Lan Plus in the reverse acquisition at March 14, 2002 (in thousands):

        Cash                                           $   108
        Other current assets                               539
        Fixed assets                                        95
        Deferred income taxes                            1,400
        Intangibles                                      3,886
        Accounts payable and accrued expenses             (846)
        Inter-company payables                          (1,152)
        Notes payable                                     (190)
                                                       --------
                                                       $ 3,840
                                                       ========

Deferred income taxes represent the Company's estimate of Mcglen's net operating loss carryforwards ("NOLs") that can be used to offset Northgate's future taxable income, after considering limitations imposed on NOLs upon a change in control.

Intangibles represent the excess of the purchase price of Mcglen over the estimated fair value of the tangible assets acquired. The Company has not yet determined if any specifically identifiable intangibles should be recorded related to this purchase in accordance with SFAS No. 141. Any unidentified intangibles will be reflected as non-amortizable goodwill and will be evaluated periodically for recoverability in accordance with SFAS No. 142. For the year ended December 31, 2002, the Company has recorded no intangible amortization.

On a pro forma basis, the statements of operations would have been as follows for the years ended December 31, if the acquisition had occurred on January 1, 2002 and 2001, respectively:

         (in thousands, except per share data)                2002        2001
                                                            ---------  ---------
         Net sales                                          $ 69,615   $ 86,214
         Gross profit                                          8,078     11,306
         Loss (income) before taxes and extraordinary item      (707)       108
         Extraordinary item, gain on debt settlements             --        639
         Net income                                              163        746
         Net income per share                               $   0.01   $   0.01

3.       EQUIPMENT, LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

Equipment consists of the following at December 31:

              (In thousands)                                   2002       2001
                                                             --------   --------
              Machinery and equipment                        $   708    $   479
              Software                                           353        331
              Leasehold improvements                             349        171
              Vehicles                                            71         71
              Furniture and fixtures                              80         77
                                                             --------   --------
                                                               1,561      1,129
                         Less accumulated depreciation          (661)      (379)
                                                             --------   --------
                                                             $   900    $   750
                                                             ========   ========

The company leased its office/manufacturing facility under a non-cancelable operating lease with its Chairman and Chief Executive Officer (CEO) that was terminated in September 2002. The lease provided for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses.

Minimum annual operating lease commitments at December 31, 2002 are $445,000 through December 31, 2006. Rent expense was approximately $421,000, $345,000 and $344,000 for the years ended December 31, 2002, 2001, and 2000 respectively; of these amounts $258,000, $345,000 and $344,000 was paid to the Company's Chairman and CEO.

4.       LINE OF CREDIT

At December 31, 2002, Northgate had a $2,500,000 line of credit with a bank. The line of credit provides for borrowings secured by substantially all of Northgate's assets and is guaranteed by Northgate's majority shareholder. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on Northgate's behalf, and a $500,000 holdback for potential chargebacks on credit cards processed. The line of credit expires on April 30, 2003. Advances under the line bear interest at the bank's prime rate (4.25%) plus 0.5% (a total of 4.75% at December 31, 2002). The line contains certain covenants (as defined) that required Northgate to maintain profitability in the third and fourth quarter of 2002, a minimum of ($4.25 million) tangible net worth (as defined), a Current Ratio of at least 1.2:1, Working Capital of at least $2.5 million, and limits the capital expenditures the Company can make in any one year to $750,000.

In September 2002, the Company reached a settlement with the holder of the Mcglen line of credit whereby Northgate repaid $40,000 of the $90,000 due under the line. The resulting gain of $50,000 is included in other income for the year ended December 31, 2002.

5.       NOTES PAYABLE

At December 31, 2002, Northgate had a $1,300,000 note payable to an individual. Interest on the note is payable monthly at 9% and the note is due January 1, 2005. Accrued but unpaid interest of approximately $58,000 and $78,000 is included in accrued expenses at December 31, 2002 and 2001, respectively. At December 31, 2002, the Company also had $100,000 convertible notes payable to an individual, dated June 18, 1999. Interest was payable at 10% per annum through December 18, 2000 and is payable at 12% thereafter. The note and accrued interest were due December 18, 2000. The note is convertible at $20.00 per share and is currently in default. Management has held settlement discussions with the note holder but has been unable to reach a settlement for payment.

6.       INCOME TAXES

The components of the income tax provision were as follows for the years ended December 31(in thousands):

                                                            2002     2001     2000
                                                           ------   ------   ------
         Current                                           $(651)   $ 452    $ 167
         Deferred                                           (219)      15      191
                                                           ------   ------   ------
                                                           $(870)   $ 467    $ 358
                                                           ======   ======   ======

At December 31, 2002, 2001 and 2000, income tax expense differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as follows (in thousands):

                                                            2002     2001     2000
                                                           ------   ------   ------
         Computed "expected" tax expense                   $(242)   $ 665    $ 297
         (Decrease)  increase in income taxes resulting
         from expenses not deductible for tax purposes        47     (267)       8
         Release of accrual for change in estimate          (637)      --       --
         State and local income taxes, net of federal
           effect                                            (38)      69       53
                                                           ------   ------   ------
                                                           $(870)   $ 467    $ 358
                                                           ======   ======   ======

Under SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred taxes consist of the following at December 31 (in thousands):

         Deferred tax assets:                                2002         2001
                                                           --------     --------
              Net operating loss carryforward              $ 1,322      $    --
              Reserves and allowances                          120          386
              Marketable securities                            197
              State taxes - current                             --           53
              Other                                             58           25
                                                           --------     --------
                  Total deferred tax assets                  1,697          464
                                                           --------     --------

         Deferred tax liabilities:
              ESOP deduction                                    --         (288)
              Fixed assets                                     (12)         (25)
              State tax                                        (20)         (28)
                                                           --------     --------
                   Total deferred tax liabilities              (32)        (341)
                                                           --------     --------
                                                           $ 1,665      $   123
                                                           ========     ========

As a result of the Company's reverse merger in March 2002, the Company has federal and state net operating loss carryforwards of approximately $16 million and $10 million. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in the Company being able to only utilize $3.8 million and $0.5 million, to offset federal and state income, respectively as of December 31, 2002. The remaining net operating loss carryforwards will go unused. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2022 for federal purposes and 2003 through 2009 for state purposes, if not utilized.

During the fourth quarter of 2002, the Company revised its estimate for tax accruals related to its 1997 and 1998 tax years resulting in a tax benefit of $637,000.


7.       STOCKHOLDERS' EQUITY

         STOCK SPLIT

In connection with the merger with Mcglen in March 2002, Northgate effected a
3.12828 split of its Common Stock and changed its par value to $0.03 per share. All common shares and per share data have been retroactively adjusted to reflect the stock split.

         DIVIDENDS

In December 2001 and 2000, the Board of Directors of Northgate approved a dividend of $1.00 per share for all preferred shareholders. The dividends were paid in September 2002 and 2001, respectively, and were used to service the ESOP debt. No dividends were declared in 2002.

NON-PLAN OPTIONS

At December 31, 2002, there were 4,500 non-plan options outstanding. At December 31, 2002, outstanding non-plan options are exercisable at prices $7.50 per share. In 2002, 51,700 options expired per their terms.

EMPLOYEE STOCK OPTION PLANS

Terms and conditions of the Company's option plans, including exercise price and the period in which options are exercisable, generally are at the discretion of the Board of Directors; however, no options are exercisable for more than 10 years after date of grant.

In February 2000, the Board of Directors of Northgate approved the 1999 Stock Option Plan (the 1999 Plan) for issuance of common stock to eligible participants. The Plan provides for the granting of incentive stock options and non-qualified stock options. Options generally expire after 10 years.

The following table summarizes employee stock option plan activity:

                                                          OPTIONS OUTSTANDING
                                              --------------------------------------------
                                                                                WEIGHTED
                                                NUMBER         PRICE         AVERAGE PRICE
                                              OF SHARES       PER SHARE        PER SHARE
                                              ----------   ----------------  -------------
Options assumed in reverse acquisition          124,000    $1.00 to $15.90       $6.70
Options granted                                 518,000     $0.35 to $.050       $0.43
Options forfeited                               (39,000)             $0.35       $0.35
                                              ----------   ----------------  -------------
Outstanding December 31, 2002                   603,000    $0.35 to $15.90       $1.53

The following table summarizes information about Northgate's stock options outstanding at December 31, 2002:

                                       Options Outstanding               Options Exercisable
                                       -------------------               -------------------
                         Number             Weighted         Weighted      Number      Weighted
                     Outstanding at         Average           Average  Exercisable at   Average
      Range of        December 31,         Remaining         Exercise   December 31,   Exercise
   Exercise Price         2002       Contractual Life (Yrs)    Price        2002         Price
  -----------------  --------------  ----------------------  --------  --------------  --------
        $0.35            259,000              3.0              $0.35         0          $0.35
         0.50            259,000              4.5               0.50         0           0.50
         1.00             28,000              0.3               1.00       28,000        1.00
    9.40 to 15.90         57,000              2.5              11.86       57,000       11.86
  -----------------  --------------  ----------------------  --------  --------------  --------
   $0.35 to $15.90       603,000              3.2              $1.53       85,000       $8.28
  =================  ==============  ======================  ========  ==============  ========

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach with the following assumptions: risk-free interest rate of 4.0%, volatility factor of the expected market price of the Company's common stock of 150%, an expected life of the options of 2 years from the grant date, a 33% forfeiture rate, and a dividend yield of zero. The average fair value of options at the date of grant was $0.20 per share during 2002.

8.       EMPLOYEE STOCK OWNERSHIP PLAN

On December 1, 1999, Northgate established a leveraged employee stock ownership plan (ESOP) that covers all employees who complete 1,000 or more hours of service in a Plan year. To establish the plan, the ESOP borrowed $10,000,000 from Northgate's majority shareholder which it then used to purchase all of Northgate's outstanding Preferred stock (a total of 1,350,000 shares) from Northgate's majority shareholder at the then market price, $7.05 per share.

The Preferred Stock is convertible into common stock at an exchange rate of 1 share of Preferred to 3.12828 shares of Common, has a liquidation preference of $1.00 per share, and has certain protective provisions which allow the preferred shareholders to vote on matters that would alter the preferred shareholders rights, privileges, powers or restrictions from those currently granted to the preferred shareholders.

Northgate received no funds from this transaction; however, it is required to record the liability on its books as it has guaranteed the ESOP debt, in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6). Under SOP 93-6, the loan obligation is considered unearned employee benefit expense and, as such, Northgate records it as a reduction to stockholders' equity, "Unearned ESOP shares."

Northgate makes annual contributions to the ESOP equal to a minimum of the ESOP's required debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. As shares are released from collateral, Northgate reports compensation expense equal to the current market price of the shares and the released shares become outstanding for earnings-per-share computations. Northgate recognized compensation expense of $0, $550,000, and $322,000 for the years ended December 31, 2002, 2001, and
2000, respectively. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest when paid. ESOP interest expense related to the ESOP note was $468,000, $502,000, and $762,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

The ESOP note payable required monthly principal payments of $119,000 commencing January 1, 2000 plus interest at 8% for the first two years. In January 2001, the ESOP renegotiated its note with the Company's majority stockholder reducing the interest rate from 8% to 6% and lowering the required monthly principal payments from $119,000 to $25,000. The note's maturity date was also extended to December 2009 from January 2006. The Company has prepaid required principal payments through January 2007. Future principal payments are due as follows:

         During the year ending December 31:                     (In thousands)
           2007                                                     $  275
           Due thereafter                                            6,475
                                                                    -------
           Total amounts due                                        $6,750
                                                                    =======

Preferred Shares of Northgate held by the ESOP are as follows at December 31(in thousands):

                                                           2002           2001
                                                         -------        --------
       Allocated shares                                     464             275
       Shares released for allocation                        --             189
       Unreleased (unearned) shares                         886             886
                                                         -------        --------
       Total ESOP shares                                  1,350           1,350
                                                         =======        ========
       Fair value of unreleased (unearned shares)        $  760         $ 3,702
                                                         =======        ========
In the event a terminated ESOP participant desires to sell his or her shares of Northgate's Preferred stock, or for certain employees who elect to diversify their account balances, Northgate may be required to purchase the shares from the participant at their fair market value. During the years ended December 31, 2002, 2001 and 2000, Northgate did not purchase any stock from ESOP participants. In addition, at December 31, 2002, approximately 8,000 shares of Northgate's Preferred stock, with an aggregate fair market value of approximately $3,000 are held by ESOP participants who are eligible to elect their diversification privileges under the ESOP.

9.       WARRANTS

         Warrant activity for the year ended December 31, 2002 is as follows:

                                                             WARRANTS OUTSTANDING
                                                             --------------------
                                                                                 WEIGHTED
                                                    NUMBER         PRICE       AVERAGE PRICE
                                                  OF SHARES      PER SHARE      PER SHARE
                                                  ----------  ---------------  -------------
Warrants assumed in reverse acquisition             237,000   $2.00 to $61.70     $12.50
Issued in connection with consulting agreement      100,000        $1.50           $1.50
Expired                                            (106,000)  $3.00 to $61.70     $12.50
                                                  ----------  ---------------  -------------
Outstanding and exercisable at December 31, 2002    231,000   $1.50 to $10.00      $5.61
                                                  ==========  ===============  =============

The following table summarizes information about Northgate's warrants outstanding at December 31, 2002:

                                      Warrants Outstanding               Warrants Exercisable
                                      --------------------               --------------------
                         Number             Weighted         Weighted      Number      Weighted
                     Outstanding at         Average           Average  Exercisable at   Average
      Range of        December 31,         Remaining         Exercise   December 31,   Exercise
   Exercise Price         2002       Contractual Life (Yrs)    Price        2002         Price
  ----------------   --------------  ----------------------  --------  --------------  --------
        $1.50           100,000              2.3              $1.50      100,000        $1.50
        2.50             12,000              2.5               2.50       12,000         2.50
        5.00             15,000              1.2               5.00       15,000         5.00
       10.00            104,000              1.2              10.00      104,000        10.00
  ----------------   --------------  ----------------------  --------  --------------  --------
  $1.50 to $10.00       231,000              1.7              $5.61      231,000        $5.61

10.      SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from Northgate's products or services, the countries in which Northgate earns revenues and holds assets, and major customers. SFAS No. 131 also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. SFAS No. 131 requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that Northgate has only one reportable segment, and has no concentration of customers in one specific geographic area within the United States. Major customers, as defined, have been discussed in Note 1 above.

11.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                           DECEMBER 31,
                    (In thousands)                  2002      2001      2000
                                                   -------   -------   -------
Cash paid during the period ended:
         Interest                                  $  126    $1,076    $  835
         Income Taxes                              $  417    $  178    $  679
Non-cash investing and financing activities:
         Purchase of Mcglen with the Company's
         common stock                              $3,840        --        --

12.  COMMITMENTS AND CONTINGENCIES

The Company has a $1 million standby letter of credit issued by its bank in favor of one of its major suppliers. The letter of credit was renewed in February 2003 and expires in August 2003. The letter of credit is secured by a $1 million certificate of deposit.

From time to time, other companies and individuals assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry or our business. Certain companies have asserted such rights related to products that we manufacture. We evaluate each claim relating to our products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology nor do these agreements protect us from trade secret, copyright or other violations by us or our suppliers in developing or selling these products. The Company also may be responsible for any product liability issues that may arise from the sale of its products.

13.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited consolidated quarterly financial data for the Company (in thousands, except per share data):

                                                                                 QUARTER ENDED
                                              MARCH       JUNE       SEPT.      DEC.      MARCH       JUNE       SEPT.      DEC.
                                             31, 2001   30, 2001   30, 2001   31, 2001   31, 2002   30, 2002   30, 2002   31, 2002
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net sales ................................   $ 14,454   $  7,839   $ 18,733   $ 32,857   $ 19,432   $ 15,645   $ 18,562   $ 11,537
Cost of sales ............................     13,551      5,996     16,163     29,162     17,376     12,750     16,171     11,292
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Gross Profit .............................        903      1,843      2,570      3,695      2,056      2,895      2,391        245
    Selling, general and administrative ..      1,468      1,464      2,123      2,218      2,461      2,196      2,304      1,071
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    (Loss) income from operations ........       (565)       379        447      1,477       (405)       699         87       (826)
    Other income (expense) ...............        574        307        (61)      (603)         5       (372)        36         63
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes ........          9        686        386        874       (400)       327        123       (763)
Provision for income taxes ...............          4        203        128        132       (160)       127         45       (882)
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) ........................   $      5   $    483   $    258   $    742   $   (240)  $    200   $     78   $    119
                                             =========  =========  =========  =========  =========  =========  =========  =========

Basic and diluted income (loss) per
    share ................................   $   0.00   $   0.05   $   0.03   $   0.07   $  (0.02)  $   0.01   $   0.00   $   0.01
                                             =========  =========  =========  =========  =========  =========  =========  =========
Weighted average shares of common
    stock outstanding:
    Basic ................................      9,854      9,854      9,854      9,854     10,666     14,737     14,737     14,737
                                             =========  =========  =========  =========  =========  =========  =========  =========
      Diluted ............................     10,129     10,129     10,129     11,012     10,666     16,927     16,927     16,927
                                             =========  =========  =========  =========  =========  =========  =========  =========

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)


                 Column A                Column B   Column C  Column D  Column E
                -----------               -------   --------  ---------  -------
                                         Balance at                      Balance
                                         Beginning                       at End
                Description               of year  Additions  Deductions of Year
                -----------               -------   --------  ---------  -------
2002
----
Allowance for doubtful accounts
deducted from accounts receivable
in the balance sheet                      $  254    $    30   $      4   $  280
Reserve for obsolescence deducted
from inventories on the balance sheet        305      1,322      1,434      193
                                          $  559    $ 1,352   $  1,438   $  473
                                          =======   ========  =========  =======
2001
----
Allowance for doubtful accounts
deducted from accounts receivable
in the balance sheet                      $  559    $   661   $    966   $  254
Reserve for obsolescence deducted
from inventories on the balance sheet        292      3,689      3,676      305
                                          -------   --------  ---------  -------
                                          $  851    $ 4,350   $  4,642   $  559
                                          =======   ========  =========  =======
2000
----
Allowance for doubtful accounts
deducted from accounts receivable
in the balance sheet                      $  254    $ 1,300   $    995   $  559
Reserve for obsolescence deducted
from inventories on the balance sheet        248      1,215      1,171      292
                                          -------   --------  ---------  -------
                                          $  502    $ 2,515   $  2,166   $  851
                                          =======   ========  =========  =======