Form 10-Q
period 2003-03-31
NORTHGATE INNOVATIONS  INC
filed 2003-05-20
CIK 942650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (626) 923-6000

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

The number of shares outstanding of each of the issuer's classes of publicly traded common equity; as of May 19, 2003 was 14,694,084 shares of Common Stock.

                           NORTHGATE INNOVATIONS, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1  Financial Statements

Consolidated Balance Sheets.................................................  3

Consolidated Statements of Operations.......................................  4

Consolidated Statements of Stockholders' Equity ............................  5

Consolidated Statements of Cash Flows.......................................  6

Condensed Notes to Consolidated Financial Statements........................  7

Item 2 - Management's Discussion and Analysis of Financial  Condition
and Results of Operations...................................................  8

Item 3. Quantitative and Qualitative Disclosures About Market Risks......... 13


Item 4. Controls and Procedures............................................. 13


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K................................... 13

SIGNATURE.................................................................... 14


                                     NORTHGATE INNOVATIONS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except par value)
                                                                       MARCH 31,     DECEMBER 31,
                                                                         2003           2002
                                                                       ---------      ---------
                                                                      (unaudited)
                                 ASSETS (Note 4)
Current Assets:
Cash and cash equivalents                                              $    653       $  1,837
Certificates of deposit - restricted                                      1,016          1,016
Marketable securities                                                       506            490
Accounts receivable, net of allowance for doubtful accounts
  of $280 in 2003 and 2002, respectively                                 10,495          2,898
Inventories, net                                                          5,189          2,984
Income taxes receivable                                                     543             92
Prepaid expenses and other current assets                                   129            170
Deferred tax assets - current                                               418            418
                                                                       ---------      ---------
              Total current assets                                       18,949          9,905
Equipment, net                                                              850            900
Deferred tax asset                                                        1,247          1,247
Goodwill                                                                  3,886          3,886
Other assets                                                                 76             76
                                                                       ---------      ---------
                                                                       $ 25,008       $ 16,014
                                                                       =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                       $ 11,424       $  3,983
Accrued expenses                                                            456            450
Accrued royalties                                                         1,418          1,427
Convertible notes payable                                                   100            100
Advances from shareholder                                                   202             --
Line of credit                                                            1,994             --
ESOP interest payable                                                       847            746
                                                                       ---------      ---------

              Total current liabilities                                  16,441          6,706
Notes payable                                                             1,300          1,300
Guarantee of ESOP loan payable                                            6,750          6,750
                                                                       ---------      ---------

              Total liabilities                                          24,491         14,756
                                                                       ---------      ---------
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, 1,350
  shares issued and outstanding, liquidation preference of $1,350            14             14
Common stock, $0.03 par value; 50,000 shares authorized,
  14,694 shares issued and outstanding                                      441            441
Additional paid in capital                                                3,764          3,764
Accumulated other comprehensive gain (loss)                                   9             (7)
Retained earnings                                                         2,852          3,609
                                                                       ---------      ---------
                                                                          7,080          7,821
Less: Unearned ESOP shares                                               (6,563)        (6,563)
                                                                       ---------      ---------
                 Total stockholders' equity                                 517          1,258
                                                                       ---------      ---------
                                                                       $ 25,008       $ 16,014
                                                                       =========      =========


              See accompanying condensed notes to the consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                         For the three months ended
                                                      MARCH 31, 2003    MARCH 31, 2002
                                                      --------------    --------------
Net sales                                               $ 20,065          $ 19,432
Cost of sales                                             19,027            17,376
                                                        ---------         ---------
Gross profit                                               1,038             2,056
Selling, general and administrative expenses               2,079             2,461
                                                        ---------         ---------
Loss from operations                                      (1,041)             (405)

Other expenses (income):
Interest expense, net                                        133               102
Other expense (income)                                        34              (107)
                                                        ---------         ---------
        Total other expense (income)                         167                (5)
                                                        ---------         ---------
Loss before income taxes                                  (1,208)             (400)
Benefit for income taxes                                    (451)             (160)
                                                        ---------         ---------
Net (loss) income                                       ($   757)         ($   240)
                                                        =========         =========
Basic and diluted income per share                      ($  0.05)         ($  0.02)
                                                        =========         =========


Weighted average shares of common stock outstanding:
         Basic                                            14,694            10,666
                                                        =========         =========
         Diluted                                          14,694            10,666
                                                        =========         =========

         See accompanying notes to the consolidated financial statements


                                               NORTHGATE INNOVATIONS, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             AND COMPREHENSIVE LOSS
                                                      (unaudited)
                                                    (in thousands)


                                                                                   ACCUMULATED                    TOTAL
                                                                         ADDITIONAL   OTHER   UNEARNED            STOCK-    COMPRE-
                                    PREFERRED STOCK      COMMON STOCK     PAID-IN COMPREHENSIVE ESOP    RETAINED  HOLDERS'  HENSIVE
                                   SHARES    AMOUNT    SHARES    AMOUNT   CAPITAL  LOSS (GAIN)  SHARES  EARNINGS  EQUITY    (LOSS)
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Balance at January 1, 2003          1,350   $    14    14,694   $   441   $ 3,764   $    (7)  $(6,563)  $ 3,609   $ 1,258
Unrealized gain on marketable
  Securities                                                                             16                            16     $  16
Net loss                                                                                                   (757)     (757)     (757)
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Balance at March 31, 2003           1,350   $    14    14,694   $   441   $ 3,764   $     9   $(6,563)  $ 2,852   $   517   $  (741)

                         See accompanying notes to the consolidated financial statements



                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                      For the three months ended
                                                              MARCH 31,
                                                         2003         2002
                                                       --------      --------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net (loss) income                                   $  (757)         (240)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                            67            41
   Stock issued for services                                --            10
   Changes in operating assets and liabilities, net
   of Mcglen acquisition:
   Accounts receivable                                  (7,597)        6,540
   Inventories                                          (2,205)          349
   Prepaid expenses and other current assets                41            23
   Due from Mcglen                                          --          (307)
   Income taxes receivable                                (451)           --
   ESOP interest payable                                   101           119
   Accounts payable                                      7,441        (3,913)
   Accrued expenses                                          6          (966)
   Accrued royalties                                        (9)       (1,695)
   Income taxes payable                                     --          (511)
   Other assets                                             --            (8)
                                                       --------      --------
   Total adjustments                                    (2,606)         (318)
                                                       --------      --------
Net cash used in operating activities                   (3,363)         (558)
                                                       --------      --------

Cash flows from investing activities:
         Purchases of equipment                            (17)         (104)
         Purchases of marketable securities                 --        (1,094)
         Proceeds from sale of marketable securities        --           946
         Certificates of deposit                            --        (1,002)
         Investments                                        --          (200)
         Cash acquired in Mcglen purchase                   --           108
                                                       --------      --------
Net cash used in investing activities                      (17)       (1,346)
                                                       --------      --------
Cash flows from financial activities:
         Borrowings on line of credit                    1,994            --
         Advances from officer/shareholder                 202            --
                                                       --------      --------
Net cash provided by borrowing activities                2,196            --
                                                       --------      --------

   Net decrease in cash and cash equivalents            (1,184)       (1,904)

   Cash and cash equivalents beginning of period         1,837         7,178
                                                       --------      --------

   Cash and cash equivalents end of period             $   653       $ 5,274
                                                       ========      ========

The Company paid $1 and $137 for interest and $0 and $0 for taxes, during the three months ended March 31, 2003 and 2002, respectively. See Note 2 for non-cash investing activities in 2002.

         See accompanying notes to the consolidated financial statements

NORTHGATE INNOVATIONS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Northgate Innovations, Inc. (a Delaware corporation) (formerly Mcglen Internet Group, Inc. "Mcglen" and its wholly owned subsidiaries ("Northgate" or the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2003 and 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to the December 31, 2002 balance sheet to conform to the March 31, 2003 presentation.

2. OVERVIEW AND RECENT DEVELOPMENTS

The Company is a developer, manufacturer and distributor of innovative PCs, peripherals, software, and over 30,000 computer products. The Company specializes in selling its computers through television shopping networks, mail order catalog companies and large electronic chain stores as well as targeting specific business-to-business and business-to-consumer markets through the Internet. Our operations division, which includes a call center, sourcing, warehousing, fulfillment, accounting, business development and information technology, supports order processing, logistics, customer service, financial transactions and core technology for our business divisions located in the City of Industry, California. Our business divisions include sales, marketing, content management, product management and service management teams focused on building unique customer experiences for each business division.

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

After the 10:1 reverse stock split, Mcglen shareholders held 4,830,000 shares of Northgate's $0.03 par value common stock. For accounting purposes, the shares retained by Mcglen in the merger were valued on Lan Plus' books as an issuance of new shares at $0.788 per share (after the 10:1 reverse stock split and based on the weighted average closing price of the shares just prior to and after the merger date), totaling $3,806,000. In addition, Lan Plus assumed previously issued options and warrants resulting in additional fair value of $34,000.

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

The following represents the estimated fair value of net assets acquired by Lan Plus in the reverse acquisition at March 14, 2002 (in thousands):

        Cash                                                     $     108
        Other current assets                                           539
         Fixed assets                                                   95
        Deferred income taxes                                        1,400
         Intangibles                                                 3,886
        Accounts payable and accrued expenses                         (846)
        Inter-company payables                                      (1,152)
        Notes payable                                                 (190)
                                                                   --------
                                                                   $  3,840
                                                                   =========

Deferred income taxes represent the Company's estimate of Mcglen's net operating Loss carryforwards ("NOLs") that can be used to offset Northgate's estimated future taxable income, after considering limitations imposed on NOLs upon a change in control.

Intangibles represent the excess of the purchase price of Mcglen over the estimated fair value of the tangible assets acquired. The Company has not yet determined if any specifically identifiable intangibles should be recorded related to this purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141. Any unidentified intangibles will be reflected as non-amortizable goodwill and will be evaluated periodically for recoverability in accordance with SFAS No. 142. For the three months ended March 31, 2003 and 2002, the Company recorded no intangible amortization.

On a pro forma basis, the statement of operations for the three months ended March 31, 2002 would have been as follows if the acquisition had occurred on January 1, 2002:

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

During March 2003, the Company's CEO and majority shareholder advanced the Company approximately $202,000 for working capital needs. The Company anticipates repayment of this advance in the second quarter of 2002.

Historically, Northgate has relied upon sales to a few customers and during the first quarter of 2003, more than 25% of Northgate's revenues were from one customer. This customer had an accounts receivable balance of more than $5.1 million at March 31, 2003. During the first quarter of 2002, more than 50% of Northgate's revenues were from one customer.

In November 2002, the Financial Accounting Standards Board ("FASB") issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 requires that consideration received by a customer from a vendor is considered (a) an adjustment of the prices of the vendor's products or services and therefore, characterized as a reduction of cost of sales when recognized in the reseller's statement of operations, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's statement of operations, or (c) a payment for assets or services delivered to the vendor, and therefore, characterized as revenue when recognized in the reseller's statement of operations. Adoption of EITF 02-16 is required for the Company for new agreements, including modifications of existing agreements, entered into after December 31, 2002. The adoption of EITF 02-16, did not have a material effect on the Company's financial statements.

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

On March 20, 2002, the Company closed its merger with Lan Plus. At the closing of the merger, Lan Plus shareholders received a number of shares such that they now own approximately 75% of the Company. In addition, at the close of the merger, the Company also completed a 10:1 reverse stock split and changed its name to Northgate Innovations, Inc. Pursuant to the merger agreement, upon close of merger, the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million was converted to common stock eliminating the debt; the stock was then retired to Treasury and cancelled. The Company has reported combined operations with Lan Plus beginning with its 10-Q for the period ended March 31, 2002.

The Company purchases a substantial percentage of its products from a single provider. Purchases from this vendor accounted for more than 15% of our aggregate merchandise purchases for the three months ended March 31, 2003. Northgate has no long-term contracts or arrangements with its vendors that guarantee the availability of merchandise.

Historically, Northgate has relied upon sales to a few customers and during the first quarter of 2003, more than 25% of Northgate's revenues were from one customer. This customer had an accounts receivable balance of more than $5.1 million at March 31, 2003. During the first quarter of 2002, more than 50% of Northgate's revenues were from one customer.

Accounts payable, accounts receivable and inventory has increased due to the sales increase in the first quarter of 2003, the addition of distribution sales focusing on motherboards, and longer credit terms provided to some of the Company's new customers.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company did not record any stock based compensation charges for the three months ended March 31, 2003 or 2002.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." One of the requirements of FIN 45 is for product warranties. Guarantors are to disclose the maximum potential amount of future payments under the product warranty and to disclose the guarantors accounting policy and methodology used in determining its liability for product warranties as well as a tabular reconciliation of the guarantor's product warranty liability for the reporting period. The products Northgate sells are covered by third party manufacturer warranties. Northgate may have products returned by customers that Northgate may not be able to recover from the manufacturer. Returns of this nature have been immaterial in the past; however, should actual product failure rates increase or the manufacturers go out of business, Northgate may be forced to cover these warranty costs and the costs may differ from Northgate's estimates.

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

Management believes the following critical accounting policies, among others, effect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

IMPAIRMENT OF LONG-LIVED ASSETS: We review our long-lived assets for impairment when indicators of impairment are present and the value of the assets are less than the assets' carrying amount. If actual market conditions are less favorable than the carrying value, future write-offs may be necessary.

IMPAIRMENT OF GOODWILL AND INDEFINITE LIVED INTANGIBLE ASSETS: As a result of our adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), we now annually review goodwill and other intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We determine fair value using discounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and the industry. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge.

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

                                               PERCENTAGE OF NET SALES
                                               -----------------------
                                                PERIOD ENDED MARCH 31,
                                                  2002       2001
                                                  ----       ----

     Net sales                                    100.0%     100.0%
     Cost of sales                                 94.8       89.4
                                                  ------     ------
     Gross profit                                   5.2       10.6
     Operating expenses                            10.4       12.7
                                                  ------     ------
     Loss from operations                          (5.2)      (2.1)
     Interest expense, net                          0.6        0.5
     Other expense (income)                         0.2       (0.6)
                                                  ------     ------
     Loss before income taxes                      (6.0)      (2.0)
     Provision for income taxes                    (2.2)      (0.8)
                                                  ------     ------
     Net loss                                      (3.8%)     (1.2%)
                                                  ======     =======

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Net sales increased by $0.7 million, or 3.6%, to $20.1 million for the three months ended March 31, 2003, compared to $19.4 million for the three months ended March 31, 2002. The increase in net sales was a result of an increase in the number of computer systems and printers shipped during the period as the Company added additional customers during the period ended March 31, 2003.

Gross profit decreased by $1.1 million or (52.3%) to $1.0 million for the three months ended March 31, 2003, compared to $2.1 million for the three months ended March 31, 2002. The decrease in gross profit was due to increased competition in the marketplace, the Company responding to this competition while acquiring new customers, and a $250,000 additional provision recorded for slow moving inventory. Gross profit, as a percentage of net sales also decreased to 5.2% for the three months ended March 31, 2003, compared to 10.6% for the three months ended March 31, 2002. The decrease in gross profit margin was due to an increase in distribution sales and a higher percentage of internet sales in 2003 as compared to the first quarter of 2002, both which have a lower gross profit percentage, increased competition in the computer industry, and the provision for slow moving inventory discussed above.

On a forward-looking basis, future gross profit margins may fluctuate from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins below those achieved for the three months ended March 31, 2003 or year ended December 31, 2002. Although the Company believes it provides a high level of value and added services, pricing and gross profit could be negatively impacted by the activities of larger computer manufacturers.

Operating expenses decreased by $0.4 million or (15.5%), to $2.1 million for the three months ended March 31, 2003, from $2.5 million for the same period in 2002. The decrease in operating expenses was attributable to a decrease in payroll and related costs, and a decrease in outside assembly costs in 2003. Payroll and related costs decreased by approximately $200,000, or 14.3% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due to a smaller workforce in place in the first quarter of 2003. Outside assembly and temporary labor costs decreased by approximately $210,000 to $40,000 for three months ended March 31, 2003 as compared to $250,000 for the first quarter of 2002. Outside assembly and temporary labor costs decreased due to lower sales in Q4 of 2002 and also due to level production in the first quarter of 2003.

Net interest expense increased $31,000 or 30.4% due to lower interest income resulting from decreased investments in 2003. Other expense (income) decreased by $141,000, or more than 100% to $34,000 for the three months ended March 31, 2003, from ($107,000) for same period in the prior year. The decrease was a result of reduced capital gains on marketable securities for the period ended March 31, 2003 as well as one-time settlement gains recorded in 2002.

Income tax benefit for the period ended March 31, 2003 was $451,000 versus a benefit of $160,000 for the same period in the prior year.

INCOME TAXES

For the periods ended March 31, 2003 and 2002, the difference between the amount of income tax recorded and the amount of income tax expense calculated using the federal statutory rate of 34% is due to state income taxes and other permanent differences.

As a result of the Company's reverse merger in March 2002, the Company has federal and state net operating loss carryforwards of approximately $16 million and $10 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2022 for federal purposes and 2003 through 2009 for state purposes, if not utilized. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in the Company being able to only utilize $3.8 million and $0.5 million, to offset federal and state income, respectively, as of December 31, 2002. The remaining net operating loss carryforwards will go unused.

LIQUIDITY AND CAPITAL RESOURCES

Northgate's primary capital need has been the funding of working capital requirements created by its growth. Historically, Northgate's primary sources of financing have been cash provided by operations and borrowings from private investors, and financial institutions. Cash used in operations was approximately $3.4 million and $4.4 million for the three months ended March 31, 2003 and the year ended December 31, 2002. Cash was used to fund Northgate's loss and to pay down accounts payable obligations during the three months ended March 31, 2003.

During the three months ended March 31, 2003, Northgate's capital expenditures were approximately $17,000 compared to $104,000 for the same period 2002, primarily for computer software and hardware, and production equipment.

Historically, Northgate has relied upon sales to a few customers and during the first quarter of 2003, more than 25% of Northgate's revenues were from one customer. Accounts payable, accounts receivable and inventory has increased due to the sales increase in the first quarter of 2003, the addition of distribution sales focusing on motherboards, and longer credit terms provided to some of the Company's new customers.

The Company has a $2,500,000 line of credit with a bank. The line of credit provides for borrowings secured by substantially all of the Company's assets and is guaranteed by the Company's majority shareholder. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on the Company's behalf. The line of credit expires on June 30, 2003. Advances under the line bear interest at the bank's prime rate plus 0.5% (4.75% at March 31, 2003). The line contains certain covenants that require Northgate to maintain, a minimum of ($4.25 million) tangible net worth (as defined), a Current Ratio of at least 1.2:1, Working Capital of at least $2.5 million, and limits the capital expenditures the Company can make in any one year to $750,000. Management has entered into discussions with the lender to extend the line of credit.

During the three months ended March 31, 2003, the Company's CEO advanced $202,000 to the Company to cover operating cash flow needs. The Company expects to repay this advance in the second quarter of 2003.

At March 31, 2003 and 2002, the Company had cash and short-term investments of $1.2 million and $6.5 million, respectively, and working capital of $2.5 million and $3.2 million, respectively. At March 31, 2003 and 2002, approximately $1.0 million of the Company's certificates of deposit was held as collateral for letters of credit taken out to secure open account terms with one of the Company's primary vendors. The Company believes that current working capital, together with cash flows from operations and available lines of credit, will be adequate to support the Company's current operating plans through 2003. However, if the Company needs extra funds, for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

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

BUSINESS FACTORS

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. In addition, there can be no assurances that current sales levels will be sustained, and that the three-month trends for sales will continue in future periods. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from expectations include lack of working capital to carry out our business plan; competition from companies either currently in the market or entering the market; competition from other Internet, catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for computer and computer related products; reliance on our vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth elsewhere in this document and from time to time in our other SEC reports and filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk from changes in interest rates. We have a risk management control process to monitor our interest rate risk. The risk management process uses analytical techniques, including market value, sensitivity analysis, and value at risk estimates.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

a.       Exhibits

99.1 Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K -

On January 6, 2003, the Company filed a Report on Form 8-K changing Northgate's independent auditors from of Corbin & Wertz ("C&W"), to Corbin & Company LLP ("C&C"). C&C was a successor public accounting firm to C&W and substantially all of C&W's audit and attest clients were transferred to C&C.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Northgate Innovations, Inc.

Date: May 19, 2003                   By   /s/ Grant Trexler
                                        ---------------------------------------
                                          Grant Trexler
                                          Chief Financial Officer

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

Date: May 19, 2003

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

Date: May 19, 2003

/s/ Grant Trexler
-------------------------------------
Grant Trexler
Chief Financial Officer