Form 10-K/A
period 2002-12-31
NORTHGATE INNOVATIONS  INC
filed 2003-09-19
CIK 942650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        (Mark one)

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

                              EXPLANATORY STATEMENT

This Amendment No. 1 to the Annual Report on Form 10-K ("Amendment No. 1") for Northgate Innovations, Inc. ("Northgate" or the "Company") for the fiscal year ended December 31, 2002, is being filed to amend and restate the items described below contained in the Company's Annual Report on Form 10-K originally filed with the Securities and Exchange Commission ("SEC") on April 16, 2003.

This Amendment No. 1 makes changes to Item 6, Selected Financial Data, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8, Financial Statements and Supplementary Data, and Item 15, Exhibits, Financial Statement Schedules and Reports on Form 8-K, for the following purposes:

o To restate the Company's Consolidated Financial Statements as of December 31, 2002 and for the year ended December 31, 2002 to correct an error in the amount of accounts payable recorded for consigned inventory during 2002, and to adjust the amount of recorded deferred tax assets at December 31, 2002.

o To amend Item 6, Selected Financial Data, to take into account the effect of the restatement.

o To amend Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, to take into account the restatement.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 1 continues to speak as of the date of the original filing of the Annual Report on Form 10-K on April 16, 2003, and the Company has not updated the disclosures in this report to speak as of a later date.

In connection with the preparation of the Company's quarterly report for the six months ended June 30, 2003, management became aware of certain differences in its detailed records and the liabilities included in the Company's financial statements for the year ended December 31, 2002. The Board of Directors instructed management to conduct an investigation into those differences. As a result of that investigation, the Company concluded that the amount of accounts payable was understated as a result of incorrect adjustments for consigned inventory. This understatement of accounts payable in the period resulted in lower costs of goods sold and higher net income for the period. The restatement caused the net loss of the Company to be increased for the year ended December 31, 2002. In addition, management reviewed certain deferred tax assets reflected in the financial statements at December 31, 2002 and determined that certain of those assets may expire before the Company can utilize those assets and as a result the Company recorded a valuation allowance for such deferred tax assets as of December 31, 2002.
                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from the restated financial statements of the Company, which have been prepared in accordance with United States generally accepted accounting principles. The consolidated financial statements of the Company for the year ended December 31, 2002, and as of December 31, 2002 (as restated), and the related report of Corbin & Company LLP are included elsewhere in this report. The financial statements for the years ended December 31, 2001 and 2000, and as of December 31, 2001, and the related report of Singer Lewak Greenbaum & Goldstein LLP are included elsewhere in this report. The financial statements as of December 31, 2000, 1999 and 1998, and for the years ended December 31, 1999 and 1998 , have been derived from financial statements audited by Singer Lewak Greenbaum & Goldstein LLP. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere in this report. For additional information regarding the restatement, please see Note 14 to the Consolidated Financial Statements included in Item 8.

                                                              YEAR ENDED DECEMBER 31,
                                            1998        1999        2000       2001         2002
                                                                                       (As Restated)
                                          --------    --------    --------   --------  -------------
                                                       (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales .............................   $ 78,919    $ 87,158    $ 69,101   $ 73,883    $ 65,176
Cost of sales .........................     69,718      76,845      60,326     64,872      58,650
                                          --------    --------    --------   --------    --------
Gross profit ..........................      9,201      10,313       8,775      9,011       6,526
Operating expenses.....................      6,186      10,176       7,700      7,273       8,032
                                          --------    --------    --------   --------    --------
Income (loss) from operations .........      3,015         137       1,075      1,738      (1,506)
Other  (income) expense ...............        (46)       (282)        202       (217)        268
                                          --------    --------    --------   --------    --------
Income (loss) before income taxes .....      3,061         419         873      1,955      (1,774)
Provision for income taxes ............      1,060         173         358        467         489
                                          --------    --------    --------   --------    --------
Net income (loss) .....................   $  2,001    $    246    $    515   $  1,488    $ (2,263)
                                          ========    ========    ========   ========    ========
Basic income (loss) per share .........   $   0.20    $   0.02    $   0.05   $   0.15    $  (0.17)
                                          ========    ========    ========   ========    ========
Diluted (loss) income per share .......   $   0.20    $   0.02    $   0.05   $   0.13    $  (0.17)
                                          ========    ========    ========   ========    ========
Weighted average shares of common stock
   outstanding:
   Basic ..............................      9,854       9,854       9,854      9,854      13,694
                                          ========    ========    ========   ========    ========
   Diluted ............................     10,129      10,129      10,714     11,305      13,694
                                          ========    ========    ========   ========    ========

                                                              DECEMBER 31,
                                           1998      1999        2000        2001        2002
                                          -----     ------      ------      ------      ------
                                                                                     (As Restated)
Balance Sheet Data:
Cash and cash equivalents ..........   $     51   $  1,307    $  2,884    $  8,555    $  2,327
Working capital ....................      2,629      5,483       3,836       5,245       2,026
Total assets .......................     19,688     20,775      13,913      24,091      14,841
Long-term debt .....................       --       11,303       9,880       9,263       8,050
Total stockholders' equity (deficit)      2,946     (5,412)     (5,609)     (3,238)     (1,162)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein and reflects certain restatements to the Company's previously reported results of operations for the year ended December 31, 2002. See Note 14 to the consolidated financial statements for a discussion of these restatements.

OVERVIEW

Northgate is a marketer of personal computers, or PCs, and related products and services and manufactures, markets, and supports a broad line of desktop PCs, servers and workstations used by individuals, families, businesses, government agencies and educational institutions. The Company also offers diversified products and services such as software, peripherals, Internet access services, support programs and general merchandise.

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

RESTATEMENT

In connection with the preparation of the Company's quarterly report for the six months ended June 30, 2003, management became aware of certain differences in its detailed records and the liabilities included in the Company's financial statements for the year ended December 31, 2002. The Board of Directors instructed management to conduct an investigation into those differences. As a result of that investigation, the Company concluded that the amount of accounts payable in 2002 was understated as a result of incorrect adjustments for consigned inventory. This understatement of accounts payable in the period resulted in lower costs of goods sold and higher net income for the period. The restatement caused the net loss of the Company to be increased for the year ended December 31, 2002. In addition, management reviewed certain deferred tax assets reflected in the financial statements at December 31, 2002 and determined that certain of those assets may expire before the Company can utilize those assets and as a result the Company recorded a valuation allowance for such deferred tax assets as of December 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Northgate's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer incentives, product returns, bad debts, inventories, intangible assets, financing operations, warranty obligations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

INVENTORY: Northgate writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company from time to time also maintains at its facilities consigned inventory that remains the property of the vendors supplying the inventory ("consigned inventory") until such time as the Company elects to use the inventory. At the time that the Company elects to use the consigned inventory, the cost of such inventory is reflected in the Company's inventory accounts and a corresponding account payable to the vendor is generated.

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

                             PERCENTAGE OF NET SALES
                             YEAR ENDED DECEMBER 31,

                                     2002         2001       2000
                                    ------       ------     ------
                                  (As Restated)
Net sales                            100.0%       100.0%     100.0%
Cost of sales                         90.0%        87.8       87.3
                                    ------       ------     ------
Gross profit                          10.0         12.2       12.7
Operating expenses                    12.3          9.8       11.1
                                    ------       ------     ------
Operating (loss) income               (2.3)         2.4        1.6
Other (income)expense, net             0.4         (0.3)       0.3
                                    ------       ------     ------
(Loss) income before income taxes     (2.7)         2.6        1.3
Provision for income taxes             0.8          0.6        0.5
                                    ------       ------     ------
Net (loss) income                     (3.5)%        2.0%       0.8%
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

Gross profit decreased by $2.5 million or 27.6% to $6.5 million for the year ended December 31, 2002, compared to $9.0 million for the year ended December 31, 2001. The decrease in gross profit was due to the decrease in sales. Gross profit, as a percentage of net sales decreased to 10.0% for the year ended December 31, 2002 from 12.2% for the year ended December 31, 2001. The decrease in gross profit margin as a percentage of sales was due to: an increase in labor and applied overhead costs associated with the integration of the two companies following the merger; an increase in costs due to integration of the Company's new enterprise software in 2002; and less units being produced in 2002 as compared to 2001.

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

Operating expenses increased by $0.7 million or 9.6%, to $8.0 million for the year ended December 31, 2002, from $7.3 million for 2001. The increase in operating expenses was attributable to an increase in payroll and related costs and an increase in advertising costs in 2002. ESOP compensation expense decreased by $0.2 million for the year ended December 31, 2002 as the Company did not make any discretionary ESOP contributions in 2002. Payroll and related costs (e.g., employer taxes, health and workers compensation insurance) increased by approximately $0.9 million, or 19.1% for the year ended December 31, 2002 compared to 2001. The increase in payroll and payroll related costs was due to a 15% increase in insurance costs in 2002 and a 20% increase in average head count for the year ended December 31, 2002 as the Company exceeded sales forecasts through September 2002. Advertising expense increased by approximately $250,000 in 2002 as Northgate received less market development funds from OEM suppliers such as Intel. Northgate also increased its print advertising expenditures as the Company began to advertise the Northgate brand.

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

Income tax provision for the year ended December 31, 2002 was $489,000 versus $467,000 for the year ended December 31, 2001. The income tax provision for 2002 increased primarily as a result of a valuation allowance applied to the Company's tax asset acquired during 2002, offset by certain changes in the estimates for the Company's past income tax liabilities, and amounts refundable from prior years' tax payments.

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

Operating expenses decreased by $0.4 million or 5.2%, to $7.3 million for the year ended December 31, 2001, from $7.7 million for 2000. The decrease in operating expenses was attributable to a $640,000 decrease in bad debt expense in 2001. In 2000, one of the Company's largest accounts filed for bankruptcy resulting in Northgate writing off more than $1.0 million for this account.
In 2001, a customer closed resulting in approximately $300,000 of write-offs. The decrease in bad debt expense was offset with a $180,000 increase in payroll and payroll related costs due to a higher average headcount in 2001 as compared to 2000; a $200,000 increase in the Company's ESOP expense in 2001 as the discretionary contribution increased in 2001 as compared to 2000; and a $100,000 increase in professional fees, primarily related to the merger of the Company and Mcglen.

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

INCOME TAXES

For the three years ended December 31, 2002, the difference between the amount of income tax recorded and the amount of income tax expense calculated using the federal statutory rate of 34% is due to state income taxes, other permanent differences and (for 2002) the recording of a valuation allowance against deferred tax assets.

As a result of the Company's reverse merger in March 2002, the Company has federal and state net operating loss carryforwards of approximately $16 million and $10 million. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2022 for federal purposes and 2003 through 2009 for state purposes, if not utilized. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in the Company being able to only utilize $3.8 million and $0.5 million, to offset federal and state income, respectively as of December 31, 2002. The remaining net operating loss carryforwards will go unused. As of December 31, 2002, the Company has recorded a 100% valuation allowance against these tax assets as a result of operating losses sustained since the merger.

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

During the year ended December 31, 2002, Northgate's capital expenditures were approximately $337,000 compared to $511,000 for the same period in 2001, primarily for computer hardware and leasehold improvements related to Northgate's new facility that it occupied in September 2002. Northgate believes that it will not require substantial capital expenditures through 2003.

The Company has a $2,500,000 line of credit with a bank. The line of credit provides for borrowings secured by substantially all of the Company's assets and is guaranteed by the Company's majority shareholder. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on the Company's behalf. The line of credit was extended to September 30, 2003. Advances under the line bear interest at the bank's prime rate plus 0.5% (4.75% at December 31, 2002). The line contains certain covenants that required Northgate to maintain profitability in the third and fourth quarters of 2002, a minimum of ($4.25 million) tangible net worth (as defined), a Current Ratio of at least 1.2:1, Working Capital of at least $2.5 million, and limits the capital expenditures the Company can make in any one year to $750,000. As of December 31, 2002, the Company is not in compliance with these covenants, but is working with the lender to obtain forbearance agreements and extend the term of the facility. At December 31, 2002, approximately $1.0 million of the Company's short term investments were held as collateral for letters of credit taken out to secure open account terms with one of the Company's primary vendors. The Company believes that current working capital, together with cash flows from operations will be adequate to support the Company's current operating plans through 2003.

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

At December 31, 2002 and 2001, the Company had cash and short-term investments of $2.3 million and $8.6 million, respectively, and working capital of $2.0 million and $5.2 million, respectively. However, if the Company needs extra funds, such as for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all. The Company operates in a very competitive market against many companies that are substantially larger than Northgate. Pricing and gross profit could be negatively impacted by the activities of larger computer manufacturers and product supply and demand in the market.

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

Factors that may affect its operating results include: lack of working capital to carry out Northgate's business plans, the frequency and success of new product introductions, mix of product sales and seasonality of sales typically experienced by retailers, political unrest, and the pricing of component parts in the world-wide marketplace. Many of Northgate's competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than Northgate and may benefit from component volume purchasing arrangements that are more favorable in terms of pricing and component availability than the arrangements enjoyed by the Company. Sales in the computer retail industry are significantly affected by the release of new products. Infrequent or delayed new product releases can negatively impact the overall growth in retail sales.

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

   21 Subsidiaries of Northgate Innovations, Inc., incorporated by reference from Exhibit 21 to our April 2003 Form 10-K.

   23.1        Consent of Singer Lewak Greenbaum & Goldstein LLP

   23.2        Consent of Corbin & Company, LLP

   31          Section 302 CEO/CFO Certification

   32          Section 906 CEO/CFO Certification

The following consolidated financial statements of Registrant are filed as part of this report.

(a)(1) Consolidated Financial Statements. See Index to Consolidated Financial Statements.

(2) Financial Statement Schedules. See Index to Consolidated Financial
Statements.

(3) Exhibits.

The exhibits listed in the Exhibit Index following the Consolidated Financial Statements are incorporated herein by reference or are filed with this Form 10-K/A as indicated.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NORTHGATE INNOVATIONS, INC.

                           By: /s/ Andy Teng
                           ------------------------------------
                           Andy Teng, CEO and Acting CFO

Date: September 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                       Title                       Date
     ----------                       -----                       ----

/s/Andy Teng          Chairman, Chief Executive Officer,     September 17, 2003
--------------------  Secretary, and Director (Principal
Andy Teng             Executive Officer) and acting CFO

/s/ Richard Shyu      President and Director                 September 17, 2003
--------------------
Richard Shyu

/s/ Mike Chen         Director                               September 17, 2003
--------------------
Mike Chen

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

Independent Auditors' Reports                                             F-1

Consolidated Financial Statements:
Balance Sheets as of December 31, 2002 (restated) and 2001                F-3

Statements of Income for the Years Ended December 31, 2002 (restated),
2001, and 2000                                                            F-4

Statements of Stockholders' Equity (Deficit) and Comprehensive Income
(Loss) for the Years Ended December 31, 2002 (restated), 2001 and 2000    F-5

Statements of Cash Flows for the Years Ended December 31, 2002
(restated), 2001 and 2000                                                 F-6

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

As discussed in Note 14 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

                            /s/Corbin & Company, LLP

Irvine, CA
March 31, 2003
(September 5, 2003 as to the effects of the restatement discussed in Note 14)

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders of Northgate Innovations, Inc. (formerly known as Mcglen Internet Group, Inc.)
City of Industry, California

We have audited the accompanying balance sheet of Northgate Innovations, Inc. (formerly LAN Plus Corporation) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northgate Innovations, Inc., (formerly LAN Plus Corporation) as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                        /s/ Singer Lewak Greenbaum & Goldstein LLP

                        Los Angeles, California
                        April 12, 2002

                                NORTHGATE INNOVATIONS, INC.
                                CONSOLIDATED BALANCE SHEETS
                           (In thousands, except per share data)

                                                                DECEMBER 31,  DECEMBER 31,
ASSETS (Note 4)                                                    2002          2001
                                                               (As Restated,
                                                                see Note 14)
                                                                ------------   -------
Current Assets:
Cash and cash equivalents (Note 1)                                $ 1,837     $ 7,178
Certificates of deposit                                                --         187
Certificates of deposit - restricted (Note 1)                       1,016          --
Marketable securities (Note 1)                                        490       1,377
Accounts receivable, net of allowance for doubtful accounts of
 $280 and $254 in 2002 and 2001, respectively  (Note 1)             2,898       9,475
Inventories, net (Note 1)                                           3,178       3,944
Prepaid expenses and other current assets (Note 6)                    560         182
Advances to Mcglen Internet Group, Inc. (Note 2)                       --         845
Deferred tax asset (Note 6)                                            --         123
                                                                  -------     -------
         Total current assets                                       9,979      23,311
Equipment, net (Notes 1 and 3)                                        900         750
Goodwill (Notes 1 and 2)                                            3,886          --
Other assets                                                           76          30
                                                                  -------     -------
                                                                  $14,841     $24,091
                                                                  =======     =======
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable                                                  $ 5,240     $10,048
Securities sold, not yet purchased (Note 1)                            --         426
Accrued expenses (Note 1)                                             440       1,076
Income taxes payable (Note 6)                                          --       1,053
Accrued royalties (Note 1)                                          1,427       4,999
Convertible notes payable (Note 5)                                    100          --
Dividends payable                                                      --         186
ESOP interest payable (Note 8)                                        746         278
                                                                 ---------   ---------
         Total current liabilities                                  7,953      18,066
Note payable (Notes 5)                                              1,300       1,300
Guarantee of ESOP loan payable (Note 8)                             6,750       7,963
                                                                 ---------   ---------
         Total liabilities                                         16,003      27,329
                                                                 ---------   ---------
Commitments and contingencies (Note 12)
Stockholders' Equity (deficit) (Notes 1, 7, 8 and 9):
Preferred stock, $0.01 par value; 5,000 shares authorized,
  1,350 shares issued and outstanding, liquidation
  preference of $1,350 (Note 8)                                        14          14
Common stock, $0.03 par value; 50,000 shares authorized,
  14,694 and 9,854 shares issued and outstanding in 2002 and
  2001, respectively                                                  441         296
Additional paid in capital                                          3,764         271
Accumulated other comprehensive loss (Note 1)                          (7)       (496)
Retained earnings                                                   1,189       3,452
                                                                 --------    --------
                                                                    5,401       3,537
Less: Unearned ESOP shares (Note 8)                                (6,563)     (6,775)
                                                                 --------    --------
         Total stockholders' equity (deficit)                      (1,162)     (3,238)
                                                                 --------    --------
                                                                  $14,841     $24,091
                                                                 ========    ========

         See accompanying notes to the consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                                  DECEMBER 31,
                                                       ---------------------------------
                                                         2002        2001        2000
                                                     (As Restated,
                                                      see Note 14)
                                                      -----------  --------    --------
NET SALES                                              $ 65,176    $ 73,883    $ 69,101
COST OF SALES                                            58,650      64,872      60,326
                                                       --------    --------    --------
GROSS PROFIT                                              6,526       9,011       8,775
OPERATING EXPENSES (INCLUDING ESOP CONTRIBUTIONS OF
   $ 0, $525 AND $322 IN 2002, 2001 AND 2000)             8,032       7,273       7,700
                                                       --------    --------    --------
OPERATING (LOSS) PROFIT                                  (1,506)      1,738       1,075
                                                       --------    --------    --------
OTHER INCOME (EXPENSE):
INTEREST EXPENSE (INCLUDING $468, $502 AND $762
   RELATED TO ESOP DEBT IN 2002, 2001 AND 2000)            (636)       (647)       (914)
INTEREST INCOME                                             118         205         177
OTHER INCOME, NET                                           250         659         535
                                                       --------    --------    --------
TOTAL OTHER (EXPENSE) INCOME                               (268)        217        (202)
                                                       --------    --------    --------
(LOSS) INCOME BEFORE INCOME TAXES                        (1,774)      1,955         873
PROVISION FOR INCOME TAXES                                  489         467         358
                                                       --------    --------    --------
NET INCOME (LOSS)                                      $ (2,263)   $  1,488    $    515
                                                       ========    ========    ========
BASIC NET INCOME PER SHARE                             $  (0.17)   $   0.15    $   0.05
                                                       ========    ========    ========
DILUTED NET INCOME PER SHARE                           $  (0.17)   $   0.13    $   0.05
                                                       ========    ========    ========
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC                                                    13,694       9,854       9,854
                                                       ========    ========    ========
DILUTED                                                  13,694      11,305      10,714
                                                       ========    ========    ========

         See accompanying notes to the consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

                                 (in thousands)

                                                                                                                  TOTAL
                                                                                 ACCUMULATED                      STOCK-   COMPRE-
                                                                     ADDITIONAL     OTHER    UNEARNED            HOLDERS'  HENSIVE
                                 PREFERRED  STOCK    COMMON STOCK     PAID-IN   COMPREHENSIVE  ESOP    RETAINED   EQUITY    INCOME
                                  SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL       LOSS      SHARES   EARNINGS  (DEFICIT)  (LOSS)
                                 -------- -------- -------- --------  --------    --------   --------  --------  --------  --------
Balance at January 1, 2000          1,350  $    14    9,854  $   296   $   640     $    (4)   $(8,580)  $ 2,222   $(5,412)
Unrealized loss on marketable
  Securities                                                                        (1,016)                        (1,016)  $(1,016)
Dividends declared on allocated
  ESOP shares                                                                                              (192)     (192)
Release of ESOP shares                                                                            616                 616
Decrease in fair value of
  released ESOP shares                                                    (120)                                      (120)
Net income                                                                                                  515       515       515
                                 -------- -------- -------- --------  --------    --------   --------  --------  --------  --------
Total comprehensive loss                                                                                                    $  (501)
                                                                                                                            =======
Balance at December 31, 2000        1,350       14    9,854      296       520      (1,020)    (7,964)    2,545    (5,609)
Unrealized gain on marketable
  Securities                                                                           524                            524   $   524
Dividends declared on allocated
  ESOP shares                                                                                              (285)     (285)
Release of ESOP shares                                                                          1,189               1,189
Decrease in fair value of
  released ESOP shares                                                    (249)                            (296)     (545)
Net income                                                                                                1,488     1,488     1,488
                                 -------- -------- -------- --------  --------    --------   --------  --------  --------  --------
Total comprehensive income                                                                                                  $ 2,012
                                                                                                                            =======
Balance at December 31, 2001        1,350       14    9,854      296       271        (496)    (6,775)    3,452    (3,238)
Unrealized gain on marketable
  securities                                                                           489                            489   $   489
Shares issued in recapitalization                     4,830      145     3,695                                      3,840
Shares issued to consultant                              10                 10                                         10
Adjustment to prior year
 decrease in fair value of
 released ESOP shares                                                     (212)                   212                  --
Net loss (as restated,
   see Note 14)                                                                                          (2,263)   (2,263)   (2,263)
                                 -------- -------- -------- --------  --------    --------   --------  --------  --------  --------
Total comprehensive loss                                                                                                    $(1,774)
                                                                                                                           ========
Balance at December 31, 2002        1,350  $    14   14,694  $   441   $ 3,764     $    (7)   $(6,563)  $ 1,189   $(1,162)
(as restated, see Note 14)       ======== ======== ======== ========  ========    ========   ========  ========  ========

         See accompanying notes to the consolidated financial statements

                                NORTHGATE INNOVATIONS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)

                                                                                  DECEMBER 31,
                                                                       ---------------------------------
                                                                         2002        2001        2000
                                                                    (As Restated,
                                                                     See Note 14)
Cash flows from operating activities:
                                                                       --------    --------    --------
    Net income (loss)                                                  $ (2,263)   $  1,488    $    515
                                                                       --------    --------    --------
    Adjustments to reconcile net income (loss) to net
    cash (used in) provided by
    operating activities:
    Depreciation and amortization                                           282         158          88
    Gain on debt settlement                                                 (50)         --          --
    Stock issued for services                                                10          --          --
    Provision for losses on accounts receivable                              30         661       1,300
    Release of shares to ESOP                                                --         903         616
    Deferred taxes                                                          858          15         192
    Realized and permanent losses on marketable securities                  928          --          --
    Decrease in fair value of released ESOP shares                           --        (545)       (120)
    Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable                                                   6,782      (5,758)      8,929
    Inventories                                                           1,114      (1,320)       (396)
    Prepaid expenses and other current assets                              (350)        216        (277)
    Other assets                                                            (46)          8          (2)
    Accounts payable                                                     (5,380)      5,675      (5,261)
    Accrued expenses                                                       (910)        709         (92)
    Income taxes payable                                                   (388)      1,053        (324)
    Dividends payable                                                        --         186         (96)
    ESOP interest payable                                                   468        (536)        757
    Advances to Mcglen                                                     (307)       (845)         --
    Accrued royalties                                                    (3,572)      1,467        (878)
                                                                       --------    --------    --------
    Total adjustments                                                      (531)      2,047       4,436
                                                                       --------    --------    --------
Net cash (used in) provided by operating activities                      (2,794)      3,535       4,951
                                                                       --------    --------    --------
Cash flows from investing activities:
    Purchase of investment                                                 (200)         --          --
    Sale of investment                                                      200          --          --
    Purchases of equipment                                                 (337)       (511)       (113)
    Proceeds from sale of securities and certificates of deposit          3,231      21,188          --
    Purchases of marketable securities                                   (3,088)    (19,205)     (1,544)
    Purchases of certificates of deposit                                 (1,022)         --        (294)
    Acquisition of Mcglen, net of cash                                      108          --          --
                                                                       --------    --------    --------
Net cash (used in) provided by investing activities                      (1,108)      1,472      (1,951)
                                                                       --------    --------    --------
Cash flows from financing activities:
    Payments on line of credit                                           (6,433)         --          --
    Borrowings on line of credit                                          6,393          --          --
    Dividends paid on preferred stock                                      (186)        (96)         --
    Payment on ESOP debt                                                 (1,213)       (617)     (1,423)
                                                                       --------    --------    --------
Net cash used in financing activities                                    (1,439)       (713)     (1,423)
                                                                       --------    --------    --------
    Net (decrease) increase in cash and cash equivalents                 (5,341)      4,294       1,577
    Cash and cash equivalents, beginning of year                          7,178       2,884       1,307
                                                                       --------    --------    --------
    Cash and cash equivalents, end of year                             $  1,837    $  7,178    $  2,884
                                                                       ========    ========    ========

        See accompanying notes to the consolidated financial statements.

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

                                   INVENTORIES

Northgate accounts for inventory under the average cost method. Inventory costs include raw materials, labor and overhead. Inventory is carried at lower of cost or market realization. The following are the major classes of inventory as of December 31:

                                                           2002         2001
                                                      (As Restated,
                                                       see Note 14)
                                                         --------     --------
Raw materials                                             $ 2,757      $ 1,800
WIP and finished goods                                        614        2,449
                                                         --------     --------
                                                            3,371        4,249
Obsolescence and lower of cost or market reserves            (193)        (305)
                                                         --------     --------
                                                          $ 3,178      $ 3,944
                                                         ========     ========

The Company from time to time also maintains at its facilities consigned inventory that remains the property of the vendors supplying the inventory ("consigned inventory") until such time as the Company elects to use the inventory. At the time that the Company elects to use the consigned inventory, the cost of such inventory is reflected in the Company's inventory accounts and a corresponding account payable to the vendor is recorded.

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

                           SOFTWARE DEVELOPMENT COSTS

In accordance with SOP 98-1 and EITF 00-2, internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage. During the three years ended December 31, 2002, $162,000, $52,000, and $62,000, respectively was expensed for software development costs. The Company capitalized $32,000 and $331,000 for the years ended December 31, 2002 and 2001, respectively.

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

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                            IN THOUSANDS, EXCEPT PER SHARE DATA
                                                           --------------------------------------
                                                               2002          2001         2000
                                                          (As Restated,
                                                           See Note 14)
                                                           -----------   -----------  -----------
Net income (loss) as reported                               $  (2,263)    $    1,488   $      515
Deduct:
   Total stock-based employee compensation
     expense under fair value based method
     for all awards, net of related tax effects                    (56)           --           --
                                                           -----------   -----------  -----------
Pro forma net income (loss)                                 $   (2,319)   $    1,488   $      515
                                                           ===========   ===========  ===========

Basic EPS                                       As reported     $(0.17)        $0.15        $0.05
Diluted EPS                                     As reported     $(0.17)        $0.13        $0.05
Basic EPS                                         Pro forma     $(0.17)        $0.15        $0.05
Diluted EPS                                       Pro forma     $(0.17)        $0.13        $0.05

                                    401K PLAN

Northgate has a 401K plan that covers all full time employees who are not covered by a collective bargaining agreement. Employees are eligible for the plan following one year of service. Northgate made matching contributions to participants equal to 50% of the first 6% of the employee's contribution through June 2001. Expenses relating to Northgate's 401K plan were approximately $3,000, $19,000 and $39,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

                                                2002          2001      2000
                                            (As Restated,
                                             See Note 14)
                                             ------------   -------   -------
   Weighted average shares - Basic             13,694         9,854     9,854
   Effect of dilutive preferred shares             --         1,451       860
   Weighted average shares - Diluted           13,694        11,305    10,714

Since 2002 is a loss, the Company's basic and diluted weighted average shares are the same for 2002, as the effect of stock options and warrants per share are anti-dilutive and thus not included in the diluted loss per share calculation. As of December 31, 2002, the additional potential dilutive shares are 1,451,000.

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

Northgate has entered into nonexclusive licensing agreements with Microsoft Corporation for various operating system and application software, for which, Northgate pays Microsoft a royalty. Royalty expense was $2,962,000, $3,448,000, and $3,728,000, respectively, for the years ended December 31, 2002, 2001 and 2000. During the fourth quarter of 2002, the Company revised its estimate for accruals related to its liability for certain subscriber fees to the Microsoft Network ("MSN") resulting in recognition of other income of approximately $1,000,000.

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

                              SIGNIFICANT CUSTOMERS

Northgate has historically been dependent upon key customers for its sales. For the years ended December 31, 2002, 2001 and 2000, three customers accounted for approximately 54.4%, 66.5% and 58.4%, respectively, of total sales. At December 31, 2002 and 2001, $1.5 million and $8.6 million, respectively, of accounts receivable related to these customers. Management believes other customers could be located which would purchase merchandise on comparable terms; however, the establishment of new customer relationships could take several months. One of these companies announced plans for its closure in the first quarter of 2002 and was sold to new owners who began operations in the fourth quarter of 2002. The loss of any one of these customers could cause a loss of sales that would adversely affect operating results.

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

In June 2001, the FASB finalized SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001 (see Note 2). It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

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

                                RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2001 and 2000 financial statements to conform to the December 31, 2002 presentation. These reclassifications had no effect on previously reported net income for 2001 and 2000.

2. MERGER WITH MCGLEN INTERNET GROUP, INC.

On October 11, 2000, Northgate entered into a definitive merger agreement and plan of merger with Lan Plus Corporation ("Lan Plus"). Lan Plus manufactures both private-label and branded turnkey computer products and services, with over ten years of operating history. On March 21, 2001, the companies entered into an amended and restated merger agreement that, among other things, eliminated certain conditions to closing contained in the original merger agreement. The amended and restated merger agreement was subsequently amended several times, ending on March 14, 2002. Upon the close of the merger on March 20, 2002, Lan Plus shareholders received approximately 3.128 shares of Northgate common stock for each Lan Plus share they owned, totaling 9,854,000 shares, and owned approximately seventy-five percent (75%), on a fully diluted basis, of the outstanding stock of Northgate (after taking into account a 10:1 reverse split that took place immediately prior to the close of the merger). Pursuant to the merger agreement, upon close of the merger, the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million was converted to common stock eliminating the debt; the stock was then retired to Treasury and cancelled.

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

The following represents the estimated fair value of net assets acquired by Lan Plus in the reverse acquisition at March 14, 2002 (in thousands):

            Cash                                    $   108
            Other current assets                        539
            Fixed assets                                 95
            Deferred income taxes                     1,400
            Intangibles                               3,886
            Accounts payable and accrued expenses      (846)
            Inter-company payables                   (1,152)
            Notes payable                              (190)
                                                    -------
                                                    $ 3,840
                                                    =======

Deferred income taxes represent the Company's estimate at the time of the merger of Mcglen's net operating loss carryforwards ("NOLs") that were expected to be used to offset Northgate's future taxable income, after considering limitations imposed on NOLs upon a change in control. As a result of losses generated subsequent to the merger, the Company has recorded a valuation allowance equal to the entire NOL balance (see Note 6).

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

On a pro forma basis, the statements of operations would have been as follows for the years ended December 31, if the acquisition had occurred on January 1, 2002 and 2001, respectively:

(in thousands, except per share data)                 2002            2001
                                                 (As Restated,
                                                  see Note 14)
                                                  ------------      --------
Net sales                                           $ 69,615      $ 86,214
Gross profit                                           7,030        11,306
Loss (income) before taxes and extraordinary item     (1,832)          108
Extraordinary item, gain on debt settlements              --           639
Net income (loss)                                     (2,321)          746
Net income (loss) per share                         $  (0.16)     $   0.01


3. EQUIPMENT, LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

Equipment consists of the following at December 31:

     (In thousands)                                    2002          2001
                                                     -------       -------
    Machinery and equipment                          $   708       $   479
    Software                                             353           331
    Leasehold improvements                               349           171
    Vehicles                                              71            71
    Furniture and fixtures                                80            77
                                                     -------       -------
                                                       1,561         1,129
               Less accumulated depreciation            (661)         (379)
                                                     -------       -------
                                                     $   900       $   750
                                                     =======       =======

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

4. LINE OF CREDIT

At December 31, 2002, Northgate had a $2,500,000 line of credit with a bank. The line of credit provides for borrowings secured by substantially all of Northgate's assets and is guaranteed by Northgate's majority shareholder. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on Northgate's behalf, and a $500,000 holdback for potential chargebacks on credit cards processed. The line of credit expires on April 30, 2003. Advances under the line bear interest at the bank's prime rate (4.25%) plus 0.5% (a total of 4.75% at December 31, 2002). The line contains certain covenants (as defined) that required Northgate to maintain profitability in the third and fourth quarter of 2002, a minimum of ($4.25 million) tangible net worth (as defined), a Current Ratio of at least 1.2:1, Working Capital of at least $2.5 million, and limits the capital expenditures the Company can make in any one year to $750,000. As of December 31, 2002 (as a result of the restatement) the Company is not in compliance with the terms of these covenants, and is currently working with the lender to resolve this instance of non-compliance.

In September 2002, the Company reached a settlement with the holder of the Mcglen line of credit whereby Northgate repaid $40,000 of the $90,000 due under the line. The resulting gain of $50,000 is included in other income for the year ended December 31, 2002.

5. NOTES PAYABLE

At December 31, 2002, Northgate had a $1,300,000 note payable to an individual. Interest on the note is payable monthly at 9% and the note is due January 1, 2005. Accrued but unpaid interest of approximately $58,000 and $78,000 is included in accrued expenses at December 31, 2002 and 2001, respectively. At December 31, 2002, the Company also had $100,000 of convertible notes payable to an individual, dated June 18, 1999. Interest was payable at 10% per annum through December 18, 2000 and is payable at 12% thereafter. The note and accrued interest were due December 18, 2000. The note is convertible at $20.00 per share and is currently in default. Management has held settlement discussions with the note holder but has been unable to reach a settlement for payment.

6. INCOME TAXES

The components of the income tax provision (benefit) were as follows for the years ended December 31(in thousands):

                                                      2002       2001     2000
                                                 (As Restated,
                                                  See Note 14)
                                                     ------     ------   ------
   Current                                           $ (369)     $ 452    $ 167
   Deferred                                             858         15      191
                                                     ------     ------   ------
                                                     $  489      $ 467    $ 358
                                                     ======     ======   ======

At December 31, 2002, 2001 and 2000, income tax expense differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as follows (in thousands):

                                                      2002       2001     2000
                                                 (As Restated,
                                                  See Note 14)
                                                     ------     ------   ------
   Computed "expected" tax expense (benefit)         $(603)     $ 665    $ 297
   (Decrease)  increase in income taxes resulting
   from expenses not deductible for tax purposes        47       (267)       8
   Release of accrual for change in estimate          (637)        --       --
   State and local income taxes, net of federal
     effect                                           (104)        69       53
   Increase in valuation allowance                   1,786         --       --
                                                     ------     ------   ------
                                                     $ 489      $ 467    $ 358
                                                     ======     ======   ======

Under SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred taxes consist of the following at December 31 (in thousands):

Deferred tax assets:                                 2002         2001
                                                (As Restated,
                                                 See Note 14)
                                                   -------      -------
     Net operating loss carryforward               $ 1,443      $    --
     Reserves and allowances                           120          386
     Marketable securities                             197           --
     State taxes - current                              --           53
     Other                                              58           25
     Less valuation allowance                       (1,786)          --
                                                   -------      -------
         Total deferred tax assets                      32          464
                                                   -------      -------
Deferred tax liabilities:
     ESOP deduction                                     --         (288)
     Fixed assets                                      (12)         (25)
     State tax                                         (20)         (28)
                                                   -------      -------
          Total deferred tax liabilities               (32)        (341)
                                                   -------      -------
                                                   $    --      $   123
                                                   =======      =======

As a result of the Company's reverse merger in March 2002, the Company has federal and state net operating loss carryforwards of approximately $16 million and $10 million. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in the Company being able to only utilize $3.8 million and $0.5 million, to offset federal and state income, respectively as of December 31, 2002. The remaining net operating loss carryforwards will go unused. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2022 for federal purposes and 2003 through 2009 for state purposes, if not utilized. As of December 31, 2002 all such loss carryforwards have been reserved, due to the likelihood that such amounts will not be utilized before expiration.

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

NON-PLAN OPTIONS

At December 31, 2002, there were 4,500 non-plan options outstanding. At December 31, 2002, outstanding non-plan options are exercisable at $7.50 per share. In 2002, 51,700 options expired per their terms.

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

The following table summarizes employee stock option plan activity:

                                                           OPTIONS OUTSTANDING
                                              --------------------------------------------
                                                                                WEIGHTED
                                                NUMBER          PRICE        AVERAGE PRICE
                                              OF SHARES       PER SHARE        PER SHARE
                                              ----------   ----------------  -------------
Options assumed in reverse acquisition           124,000    $1.00 to $15.90          $6.70
Options granted                                  518,000     $0.35 to $.050          $0.43
Options forfeited                                (39,000)             $0.35          $0.35
                                              ----------   ----------------  -------------
Outstanding December 31, 2002                    603,000    $0.35 to $15.90          $1.53
                                              ==========   ================  =============

The following table summarizes information about Northgate's stock options outstanding at December 31, 2002:

                                     Options Outstanding               Options Exercisable
                                     -------------------               -------------------
                       Number             Weighted         Weighted      Number      Weighted
                   Outstanding at         Average           Average  Exercisable at   Average
    Range of        December 31,         Remaining         Exercise   December 31,   Exercise
 Exercise Price         2002       Contractual Life (Yrs)    Price        2002         Price
-----------------  --------------  ----------------------  --------  --------------  --------
      $0.35            259,000              3.0              $0.35         0          $0.35
       0.50            259,000              4.5               0.50         0           0.50
       1.00             28,000              0.3               1.00       28,000        1.00
  9.40 to 15.90         57,000              2.5              11.86       57,000       11.86
-----------------  --------------  ----------------------  --------  --------------  --------
 $0.35 to $15.90       603,000              3.2              $1.53       85,000       $8.28
=================  ==============  ======================  ========  ==============  ========

Pro forma information (see Note 1) regarding net (loss) income and net (loss) income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the single option approach with the following assumptions: risk-free interest rate of 4.0%, volatility factor of the expected market price of the Company's common stock of 150%, an expected life of the options of 2 years from the grant date, a 33% forfeiture rate, and a dividend yield of zero. The average fair value of options at the date of grant was $0.20 per share during 2002.

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

9. WARRANTS

Warrant activity for the year ended December 31, 2002 is as follows:

                                                             WARRANTS OUTSTANDING
                                                             --------------------
                                                                                 WEIGHTED
                                                    NUMBER         PRICE       AVERAGE PRICE
                                                  OF SHARES      PER SHARE      PER SHARE
                                                  ----------  ---------------  -------------
Warrants assumed in reverse acquisition             237,000   $2.00 to $61.70     $12.50
Issued in connection with consulting agreement      100,000        $1.50           $1.50
Expired                                            (106,000)  $3.00 to $61.70     $12.50
                                                  ----------  ---------------  -------------
Outstanding and exercisable at December 31, 2002    231,000   $1.50 to $10.00      $5.61
                                                  ==========  ===============  =============

The following table summarizes information about Northgate's warrants outstanding at December 31, 2002:

                                    Warrants Outstanding               Warrants Exercisable
                                    --------------------               --------------------
                       Number             Weighted         Weighted      Number      Weighted
                   Outstanding at         Average           Average  Exercisable at   Average
    Range of        December 31,         Remaining         Exercise   December 31,   Exercise
 Exercise Price         2002       Contractual Life (Yrs)    Price        2002         Price
----------------   --------------  ----------------------  --------  --------------  --------
     $1.50            100,000              2.3              $1.50      100,000        $1.50
      2.50             12,000              2.5               2.50       12,000         2.50
      5.00             15,000              1.2               5.00       15,000         5.00
     10.00            104,000              1.2              10.00      104,000        10.00
----------------   --------------  ----------------------  --------  --------------  --------
$1.50 to $10.00       231,000              1.7              $5.61      231,000        $5.61
================   ==============  ======================  ========  ==============  ========

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

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited consolidated quarterly financial data for the Company (in thousands, except per share data):

                                                                               QUARTER ENDED
                                            MARCH       JUNE       SEPT.      DEC.      MARCH       JUNE       SEPT.      DEC.
                                           31, 2001   30, 2001   30, 2001   31, 2001   31, 2002   30, 2002   30, 2002   31, 2002
                                                                                                                       (As restated,
                                                                                                                        see Note 14)
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales ................................ $  14,454  $   7,839  $  18,733  $  32,857  $  19,432  $  15,645  $  18,562  $  11,537
Cost of sales ............................    13,551      5,996     16,163     29,162     17,692     13,005     16,473     11,480
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross Profit .............................       903      1,843      2,570      3,695      1,740      2,640      2,089         57
    Operating expenses....................     1,468      1,464      2,123      2,218      2,145      1,941      2,002      1,944
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Operating (loss) profit ..............      (565)       379        447      1,477       (405)       699         87     (1,887)
    Other income (expense) ...............       574        307        (61)      (603)         5       (372)        36         63
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes ........         9        686        386        874       (400)       327        123     (1,824)
Provision for income taxes ...............         4        203        128        132       (160)       127         45        477
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) ........................ $       5  $     483  $     258  $     742  $    (240) $     200  $      78  $  (2,301)
                                           =========  =========  =========  =========  =========  =========  =========  =========
Basic and diluted income (loss) per
    share ................................ $    0.00  $    0.05  $    0.03  $    0.07  $   (0.02) $    0.01  $    0.00  $   (0.15)
                                           =========  =========  =========  =========  =========  =========  =========  =========
Weighted average shares of common
    stock outstanding:
    Basic ................................     9,854      9,854      9,854      9,854     10,666     14,737     14,737     14,737
                                           =========  =========  =========  =========  =========  =========  =========  =========
      Diluted ............................    10,129     10,129     10,129     11,012     10,666     16,927     16,927     14,737
                                           =========  =========  =========  =========  =========  =========  =========  =========

Overhead expenses for the year ended December 31, 2002 totaling $1,061,000 were reclassified from operating expenses to cost of sales in the fourth quarter of 2002. The effect of this reclassification has been presented in each of the quarters of fiscal 2002 above based on relative sales amounts. As a result, cost of sales has been increased by (and operating expenses have been decreased by) $316,000, $255,000 and $302,000 for the quarters ended March 31, 2002, June 30,
2002 and September 30, 2002, respectively, from the amounts previously reflected on the Company's respective quarterly reports.

14. RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

In July 2003, management of the Company became aware of certain differences that existed between the Company's detailed records, and the amount of liabilities reported in the Company's financial statements for the year ended December 31, 2002. The Board of Directors authorized the Company's management to conduct an investigation of these differences. Based on the results of management's investigation, the Company concluded that the balance of accounts payable as of December 31, 2002 was understated as a result of an incorrect adjustment for consigned inventory. The result of the removal of these accounts payable decreased the cost of goods sold and thereby mistakenly increased the Company's net income for the year ended December 31, 2002 and for the fourth quarter of 2002. The correction of this error increased accounts payable and cost of sales for the fourth quarter of 2002, and generated a corresponding increase in the Company's net loss. Due to the increased loss as a result of the findings of this investigation, the Company concluded that certain deferred tax assets resulting from its merger with Lan Plus, Inc. during the fiscal year ended December 31, 2002 (see Note 2) will likely expire before they can be utilized, and therefore have recorded a valuation allowance for all such deferred tax assets as of December 31, 2002.

As a result of the restatement, during the fourth quarter of 2002 and for the year ended December 31, 2002, (i) cost of sales increased by $1,061,000 and (ii) provision for income taxes increased by $1,359,000, as follows:



CONSOLIDATED BALANCE SHEET

                                                  As of December 31, 2002
                                         ---------------------------------------
                                           As Previously
                                              Reported             As Restated
                                         ------------------     ----------------
ASSETS
Inventories                                    $ 2,984               $ 3,178
Prepaid expense and other current assets       $   262               $   560
Deferred tax asset - current                   $   418               $    --
Deferred tax asset                             $ 1,247               $    --
Total assets                                   $16,014               $14,841
LIABILITIES
Accounts payable                               $ 3,983               $ 5,240
Accrued expenses                               $   450               $   440
STOCKHOLDERS EQUITY
Retained earnings                              $ 3,609               $ 1,189

CONSOLIDATED STATEMENT OF OPERATIONS

                                                  For The Quarter Ended                       For The Year Ended
                                                    December 31, 2002                         December 31, 2002
                                           ------------------------------------    -----------------------------------------
                                            As Previously                            As Previously
                                              Reported           As Restated            Reported             As Restated
                                           ----------------    ----------------    -------------------    ------------------
Net sales                                     $   11,537         $    11,537           $      65,176          $      65,176
Cost of sales                              (1)    10,419              11,480                  57,589                 58,650
                                              ----------         -----------           -------------          -------------
     Gross profit                                  1,118                  57                   7,587                  6,526
Operating expenses                         (1)     1,944               1,944                   8,032                  8,032
                                              ----------         -----------           -------------          -------------
Loss from operations                                (826)             (1,887)                   (445)                (1,506)
Other income (expenses), net                          63                  63                    (268)                  (268)
                                              ----------         -----------           -------------          -------------
     Loss before income taxes                       (763)             (1,824)                   (713)                (1,774)
Provision(benefit)for income taxes                 (882)                477                    (870)                   489
                                              ----------         -----------           -------------          -------------
     Net income (loss)                        $      119         $    (2,301)          $         157          $      (2,263)
                                              ==========         ===========           =============          =============
Basic and diluted net income (loss)           $     0.01         $     (0.15)          $        0.01          $       (0.17)
                                              ==========        ============           =============          =============
 per share

(1) After effects of reclassification - see Note 13.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)

                 Column A                Column B   Column C  Column D  Column E
                -----------               -------   --------  --------  --------
                                         Balance at                      Balance
                                         Beginning                       at End
                Description               of year   Additions Deductions of Year
                -----------               -------   --------- ---------- -------
2002
----
Allowance for doubtful accounts
deducted from accounts receivable
in the balance sheet                      $  254    $    30   $      4   $  280
Reserve for obsolescence deducted
from inventories on the balance sheet        305      1,322      1,434      193
                                          =======   ========  =========  =======
                                          $  559    $ 1,352   $  1,438   $  473
                                          =======   ========  =========  =======
2001
----
Allowance for doubtful accounts
deducted from accounts receivable
in the balance sheet                      $  559    $   661   $    966   $  254
Reserve for obsolescence deducted
from inventories on the balance sheet        292      3,689      3,676      305
                                          -------   --------  ---------  -------
                                          $  851    $ 4,350   $  4,642   $  559
                                          =======   ========  =========  =======
2000
----
Allowance for doubtful accounts
deducted from accounts receivable
in the balance sheet                      $  254    $ 1,300   $    995   $  559
Reserve for obsolescence deducted
from inventories on the balance sheet        248      1,215      1,171      292
                                          -------   --------  ---------  -------
                                          $  502    $ 2,515   $  2,166   $  851
                                          =======   ========  =========  =======