Form 10-Q
period 2003-06-30
NORTHGATE INNOVATIONS  INC
filed 2003-09-19
CIK 942650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of publicly traded common equity; as of September 17, 2003 was 14,694,084 shares of Common Stock.

                           NORTHGATE INNOVATIONS, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1  Financial Statements
Consolidated Balance Sheets..................................................3
Consolidated Statements of Operations........................................4
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Loss.....................................................5
Consolidated Statements of Cash Flows........................................6
Condensed Notes to Consolidated Financial Statements.........................7
Item 2 - Management's Discussion and Analysis of Financial  Condition
  and Results of Operations.................................................12
Item 3. Quantitative and Qualitative Disclosures About Market Risks.........17
Item 4. Controls and Procedures.............................................17

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................18
SIGNATURE...................................................................19

                           NORTHGATE INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                                    JUNE 30,   DECEMBER 31,
                                                                                      2003        2002
                                                                                    --------    --------
                                                                                  (unaudited)
                                       ASSETS
Current Assets:
Cash and cash equivalents                                                           $    631    $  1,837
Certificates of deposit - restricted                                                   1,016       1,016
Marketable securities                                                                    606         490
Accounts receivable, net of allowance for doubtful accounts                            5,556       2,898
Inventories, net                                                                       5,584       3,178
Prepaid expenses and other current assets                                                579         560
                                                                                    --------    --------
              Total current assets                                                    13,972       9,979
Equipment, net                                                                           806         900
Goodwill                                                                               3,886       3,886
Other assets                                                                              77          76
                                                                                    --------    --------
                                                                                    $ 18,741    $ 14,841
                                                                                    ========    ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable                                                                    $  9,184    $  5,030
Accrued expenses                                                                         524         440
Accrued royalties                                                                      1,418       1,427
Convertible notes payable                                                                100         100
Advances from shareholder                                                                210         210
Line of credit borrowings                                                                401          --
ESOP interest payable                                                                  1,694         746
Dividends payable                                                                        186          --
                                                                                    --------    --------
              Total current liabilities                                               13,717       7,953
Notes payable                                                                          1,331       1,300
Guarantee of ESOP loan payable                                                         7,217       6,750
                                                                                    --------    --------
              Total liabilities                                                       22,265      16,003
                                                                                    --------    --------
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value; 5,000 shares authorized, 1,350
  shares issued and outstanding, liquidation preference of $1,350                         14          14
Common stock, $0.03 par value; 50,000 shares authorized,
  14,694 shares issued and outstanding                                                   441         441
Additional paid in capital                                                             3,764       3,764
Accumulated other comprehensive gain (loss)                                              113          (7)
Retained earnings (accumulated deficit)                                               (1,293)      1,189
                                                                                    --------    --------
                                                                                       3,039       5,401
Less: Unearned ESOP shares                                                            (6,563)     (6,563)
                                                                                    --------    --------
                 Total stockholders' equity (deficit)                                 (3,524)      1,162
                                                                                    --------    --------
                                                                                    $ 18,741    $ 14,841
                                                                                    ========    ========

    See accompanying condensed notes to the consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (in thousands, except per share data)

                                                      For the three months ended       For the six months ended
                                                    JUNE 30, 2003   JUNE 30, 2002    JUNE 30, 2003  JUNE 30, 2002
                                                    --------------  -------------    -------------  -------------
Net sales                                              $ 17,398       $ 15,645         $ 37,463       $ 35,077
Cost of sales                                            16,773         12,750           36,000         30,126
                                                       --------       --------         --------       --------
Gross profit                                                625          2,895            1,463          4,951
Selling, general and administrative expenses              1,876          2,196            3,755          4,657
                                                       --------       --------         --------       --------
(Loss) income from operations                            (1,251)           699           (2,292)           294
                                                       --------       --------         --------       --------
Other expenses (income):
Interest expense, net                                       136            117              269            219
Other expense (income)                                      (34)           255               --            148
                                                       --------       --------         --------       --------
        Total other expense (income)                        102            372              269            367
                                                       --------       --------         --------       --------
Loss before income taxes                                 (1,353)           327           (2,561)           (73)
Provision for (benefit from) income taxes                    --            127              (79)           (33)
                                                       --------       --------         --------       --------
Net income (loss)                                      $ (1,353)      $    200         $ (2,482)      $    (40)
                                                       ========       ========         ========       ========
Basic and diluted income (loss) per share              $  (0.09)      $   0.01         $  (0.17)      $  (0.00)
                                                       ========       ========         ========       ========
Weighted average shares of common stock outstanding:
         Basic                                           14,694         14,737           14,694         12,703
                                                       ========       ========         ========       ========
         Diluted                                         14,694         16,927           14,694         12,703
                                                       ========       ========         ========       ========

         See accompanying notes to the consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS
                                   (unaudited)
                                 (in thousands)

                                                                              ACCUMULATED                         TOTAL
                                                                  ADDITIONAL     OTHER      UNEARNED              STOCK-    COMPRE-
                             PREFERRED STOCK     COMMON STOCK      PAID-IN   COMPREHENSIVE    ESOP    RETAINED    HOLDERS'  HENSIVE
                             SHARES    AMOUNT  SHARES    AMOUNT    CAPITAL    LOSS (GAIN)    SHARES   EARNINGS    EQUITY    (LOSS)
                            -------    ------- -------   -------   -------    -----------    -------  --------    -------   -------
Balance at January 1, 2003    1,350    $    14  14,694   $   441   $ 3,764     $     (7)    $(6,563)   $ 1,189    $(1,162)
Change in unrealized gain
 on marketable securities                                                           120                               120   $   120
Net loss                                                                                                (2,482)    (2,482)   (2,482)
                            -------    ------- -------   -------   -------     --------     -------    -------    -------   -------
Total comprehensive loss                                                                                                    $(2,362)
                                                                                                                            =======
Balance at June 30, 2003      1,350    $    14  14,694   $   441   $ 3,764     $    113     $(6,563)   $(1,293)   $(3,524)
                            =======    ======= =======   =======   =======     ========     =======    =======    =======

         See accompanying notes to the consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                   For the six months ended
                                                           JUNE 30,
                                                        2003       2002
                                                      -------    -------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net loss                                           $(2,482)   $   (40)
                                                      -------    -------
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                          159        116
   Stock issued for services                               --         10
   Changes in operating assets and liabilities, net
   of Mcglen acquisition:
   Accounts receivable                                 (2,658)     3,561
   Inventories                                         (2,406)       782
   Prepaid expenses and other current assets              (19)        34
   ESOP interest payable                                  315        239
   Accounts payable                                     5,552     (6,128)
   Accrued expenses                                       (28)      (891)
   Accrued royalties                                       (9)    (1,953)
   Advance to Mcglen                                       --       (307)
   Income taxes payable                                    --       (386)
   Other assets                                            (1)        (8)
                                                      -------    -------
   Total adjustments                                      905     (4,931)
                                                      -------    -------
Net cash used in operating activities                  (1,577)    (4,971)
                                                      -------    -------
Cash flows from investing activities:
   Purchases of equipment                                 (34)      (105)
   Purchases of marketable securities                      --     (2,636)
   Proceeds from sale of marketable securities              4      1,710
   Certificates of deposit                                 --     (1,002)
   Investments                                             --       (200)
   Cash acquired in Mcglen purchase                        --        108
                                                      -------    -------
Net cash used in investing activities                     (30)    (2,125)
                                                      -------    -------
Cash flows from financing activities:
   Borrowings on line of credit, net                      401        591
                                                      -------    -------
Net cash provided by financing activities                 401        591
                                                      -------    -------
   Net decrease in cash and cash equivalents           (1,206)    (6,506)
   Cash and cash equivalents beginning of period        1,837      7,178
                                                      -------    -------
   Cash and cash equivalents end of period            $   631    $   672
                                                      =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                     $   134    $   117
                                                      =======    =======
         Income taxes                                 $     0    $     0
                                                      =======    =======

         See accompanying notes to the consolidated financial statements

NORTHGATE INNOVATIONS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Northgate Innovations, Inc. (a Delaware corporation) (formerly Mcglen Internet Group, Inc., ("Mcglen")) and its wholly owned subsidiaries ("Northgate" or the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2003 and 2002, and the results of operations and cash flows for the three months and six months ended June 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

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

Inventories

Northgate accounts for inventory under the average cost method. Inventory costs include raw materials, labor and overhead. Inventory is carried at lower of cost or market realization. The following are the major classes of inventory as of June 30, 2003 and December 31, 2002:

                                        June 30,     December 31,
                                          2003           2002
                                      (unaudited)
                                        -------        -------
    Raw materials                       $ 5,900        $ 2,757
    WIP and finished goods                  150            614
                                        -------        -------
                                          6,050          3,371
    Obsolescence and lower of cost or
      market reserves                      (466)          (193)
                                        -------        -------
                                        $ 5,584        $ 3,178
                                        =======        =======

The Company from time to time also maintains at its facilities consigned inventory that remains the property of the vendors supplying the inventory ("consigned inventory") until such time as the Company elects to use the inventory. At the time that the Company elects to use the consigned inventory, the cost of such inventory is reflected in the Company's accounts and a corresponding account payable to the vendor is recorded.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to growing companies engaged in the distribution and manufacture of computers and related products. The computer industry is a highly competitive environment with a rapidly changing technology and a high rate of business failures.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations during the last three fiscal quarters, is currently out of compliance with the terms of its line of credit agreement, and has limited working capital as of June 30, 2003. The Company expects to continue to increase its revenues and cash flows from its operations during the last two fiscal quarters of the year ended December 31, 2003 and are in discussions regarding the modification and extension of the line of credit agreement. If the cash flows from operations are insufficient to fund the operations through December 31, 2003, the Company will seek additional funds from securing additional debt or equity financing. There are no assurances, however, that the Company will generate sufficient cash flows from operations or complete any financing transactions or, even if such transactions are completed, have sufficient funds to execute its intended business plan over an extended period of time. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Stock-Based Compensation

Northgate has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. The Company currently has one stock-based employee compensation plan. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions SFAS 123, to stock-based employee compensation.

                                        IN THOUSANDS, EXCEPT PER SHARE DATA
                                    -----------------------------------------
                                    FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                       ENDED JUNE 30,         ENDED JUNE 30,
                                      2003       2002       2003       2002
                                    -------    -------    -------    -------
Net income (loss) as reported       $(1,353)   $   200    $(2,482)   $   (40)
Deduct:
  Total stock-based employee
   compensation expense under
   fair value based method for
   all awards, net of related tax
   effects                              (10)        (8)       (20)        (8)
                                    -------    -------    -------    -------
Pro forma net income (loss)         $(1,363)   $   192    $(2,502)   $   (48)
                                    =======    =======    =======    =======
Basic and diluted EPS as reported   $ (0.09)   $  0.01    $ (0.17)   $ (0.00)
Basic and diluted EPS pro forma     $ (0.09)   $  0.01    $ (0.17)   $ (0.00)

Non-cash Financing Activities

As of June 30, 2003, the Company's majority shareholder returned a $1.4 million check given to him by the Company. The check was originally written in 2002 primarily to paydown the ESOP loan payable. The outstanding check had been classified as an accounts payable in the December 31, 2002 financial statements, but as the check has been returned to the Company, the related amounts have been reclassified into Guarantee of ESOP loan payable, dividends payable and ESOP interest payable as of June 30, 2003.

During the quarter ended June 30, 2002, the Company purchased $31,000 of fixed assets by issuance of a note payable.

Concentration of Risk

The Company purchases a substantial percentage of its products from a single provider. Purchases from this vendor accounted for 10% of our aggregate merchandise purchases for the six months ended June 30, 2003. There was no such concentration during the six months ended June 30, 2002. The Company has no long-term contracts or arrangements with its vendors that guarantee the availability of merchandise.

Historically, Northgate has relied upon sales to a few customers and during the second quarter of 2003, more than 50% of Northgate's revenues were from three customers. These customers account for 61% of the accounts receivable balance at June 30, 2003.

Indemnities and Guarantees

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

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

Reclassifications

Certain reclassifications have been made to the December 31, 2002 balance sheet and the three month and six month statements of operations ended June 30, 2002 to conform with the June 30, 2003 presentation. These reclassifications had no effect on previously reported results of operations.

3. MERGER WITH McGLEN INTERNET GROUP, INC.

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
                                                           -------
                                                           $ 3,840
                                                           =======

Deferred income taxes represent the Company's estimate at the time of the merger of Mcglen's net operating loss carryforwards ("NOLs") that were expected to be used to offset Northgate's estimated future taxable income, after considering limitations imposed on NOLs upon a change in control. As a result of losses generated subsequent to the merger, the Company has recorded a valuation allowance equal to the entire NOL balance.

Intangibles represent the excess of the purchase price of Mcglen over the estimated fair value of the tangible assets acquired. The Company has not yet determined if any specifically identifiable intangibles should be recorded related to this purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141. Any unidentified intangibles will be reflected as non-amortizable goodwill and will be evaluated periodically for recoverability in accordance with SFAS No. 142. For the three months ended June 30, 2003 and 2002, the Company recorded no intangible amortization.

On a pro forma basis, the statement of operations for the six months ended June 30, 2002 would have been as follows if the acquisition had occurred on January 1, 2002:

         (in thousands, except per share data)           JUNE 30, 2002
                                                         -------------
         Net sales                                             $39,515
         Gross profit                                            5,455
         Loss before taxes                                         (17)
         Net loss                                                  (17)
         Net loss per share                                     ($0.01)

LINE OF CREDIT

At June 30, 2003, Northgate had a $2,500,000 line of credit with a bank. The line of credit provides for borrowings secured by substantially all of Northgate's assets and is guaranteed by Northgate's majority shareholder. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on Northgate's behalf, and a $200,000 holdback for potential chargebacks on credit cards processed. The line of credit expires on September 30, 2003. Advances under the line bear interest at the bank's prime rate (4.22%) plus 0.5% (a total of 4.72% at June 30, 2003). The line contains certain covenants (as defined) that required Northgate to maintain profitability in the third and fourth quarter of 2002, a minimum of $4.25 million tangible net worth (as defined), a Current Ratio of at least 1.2:1, Working Capital of at least $2.5 million, and limits the capital expenditures the Company can make in any one year to $750,000. As of June 30, 2003, the Company is not in compliance with the terms of certain of these covenants, and is currently working with the lender to resolve this instance of non-compliance and extend the credit facility.

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

On March 20, 2002, the Company closed its merger with Lan Plus. At the closing of the merger, Lan Plus shareholders received a number of shares such that they owned after the merger approximately 75% of the Company. In addition, at the close of the merger, the Company also completed a 10:1 reverse stock split and changed its name to Northgate Innovations, Inc. Pursuant to the merger agreement, upon close of merger, the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million was converted to common stock eliminating the debt; the stock was then retired to Treasury and cancelled. The Company has reported combined operations with Lan Plus beginning with its 10-Q for the period ended March 31, 2002.

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

INVENTORY: Northgate writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. From time to time the Company holds inventory from certain vendors whereby the Company only purchases such inventory when it is used in the production process. Any unused portion of such inventory may be returned to the vendor without any payment due for such unused inventory. For presentation purposes the amount of unused consignment inventory is excluded from the Company's assets, as well as the amount payable for such unused inventory.

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

                                  PERCENTAGE OF NET SALES      PERCENTAGE OF NET SALES
                                 --------------------------    ------------------------
                                 THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                      2003       2002              2003       2002
                                    ------     ------            ------     ------
Net sales                            100.0%     100.0%            100.0%     100.0%
Cost of sales                         96.4       81.5              96.1       85.9
                                    ------     ------            ------     ------
Gross profit                           3.6       18.5               3.9       14.1
Operating expenses                    10.8       14.0              10.0       13.3
                                    ------     ------            ------     ------
(Loss)income from operations          (7.2)       4.5              (6.1)       0.8
Interest expense, net                  0.8        0.8               0.7        0.6
Other expense (income)                (0.2)       1.6               0.0        0.4
                                    ------     ------            ------     ------
Net (loss) income before
  income taxes                        (7.8)       2.1              (6.8)      (0.2)
Provision (benefit)for
  income taxes                          --        0.8              (0.2)      (0.1)
                                    ------     ------            ------     ------
Net (loss) income                     (7.8%)      1.3%             (6.6)      (0.1)
                                    ======     ======            ======     ======

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2002.

Net sales increased by $1.7 million, or 11%, to $17.4 million for the three months ended June 30, 2003, compared to $15.6 million for the three months ended June 30, 2002. The increase in net sales was a result of an increase in the number of computer systems shipped during the period as the Company added new distribution channels with computer retailers during the period ended June 30, 2003.

Gross profit decreased to $0.6 million for the three months ended June 30, 2003, compared to $2.9 million for the three months ended June 30, 2002. The decrease in gross profit was due to increased product price erosion and overall increased competition in the marketplace. The Company is responding to this competition by purchasing component materials with lower costs and aggressively acquiring new market share by exploring new markets and customers and procuring new distribution agreements with computer retailers. Gross profit, as a percentage of net sales also decreased to 3.6% for the three months ended June 30, 2003, compared to 18.5% for the three months ended June 30, 2002. The decrease in gross profit margin was due to an increase in sales to retailers, which historically have a lower gross margin, as compared to the second quarter of 2002 where a larger percentage of our sales were internet and infomercial sales, which generally have higher margins. The Company also cut prices for its internet sales during the second quarter of 2003. On a forward-looking basis, future gross profit margins may continue to significantly fluctuate due to market and industry conditions.

Operating expenses decreased by $0.3 million or (15.1%), to $1.9 million for the three months ended June 30, 2003 from $2.2 million for the same period in 2002. The decrease in operating expenses was attributable to a decrease in payroll and related costs.

Net interest expense increased $19,000 or 16% due to lower interest income resulting from decreased investments in 2003. Other expense (income) decreased by $289,000, or more than 100% to other income of $34,000 for the three months ended June 30, 2003, from $255,000 of other expenses for same period in the prior year. The decrease was a result of increased capital gains on marketable securities for the period ended June 30, 2003.

No income tax benefit for the period ended June 30, 2003 was recorded versus a benefit of $127,000 for the same period in the prior year. No benefit is being recorded in the current quarter or upcoming quarters until such time as the Company projects taxable income.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

Net sales increased by $2.4 million, or 7%, to $37.5 million for the six months ended June 30, 2003, compared to $35.1 million for the six months ended June 30, 2002. The increase in net sales was a result of an increase in the number of computer systems shipped during the six months ended June 30, 2003 as the Company added new distribution channels with computer retailers during the period ended June 30, 2003.

Gross profit decreased to $1.5 million for the six months ended June 30, 2003, compared to $5.0 million for the six months ended June 30, 2002. The decrease in gross profit was due to increased product price erosion and overall increased competition in the marketplace. The Company is responding to this competition by purchasing component materials with lower costs and aggressively acquiring new market share by exploring new markets and customers and procuring new distribution agreements with computer retailers. Gross profit, as a percentage of net sales also decreased to 3.9% for the six months ended June 30, 2003, compared to 14.1% for the six months ended June 30, 2002. The decrease in gross profit margin was due to an increase in sales to retailers which historically have a lower gross margin, as compared to the six months ended June 30, 2002 where a larger percentage of our sales were internet and infomercial sales, which generally have higher margins. The Company also cut prices for its internet sales during the second quarter of 2003. On a forward-looking basis, future gross profit margins may continue to significantly fluctuate due to market and industry conditions.

Operating expenses decreased by $1.0 million or (20%), to $3.7 million for the six months ended June 30, 2003 from $4.7 million for the same period in 2002. The decrease in operating expenses was attributable to a decrease in payroll and related costs.

Net interest expense increased $50,000 or 22% due to lower interest income resulting from decreased investments in 2003. Other expense decreased by $148,000, or 100% to $0 for the six months ended June 30, 2003. The decrease was a result of increased capital gains on marketable securities for the period ended June 30, 2003.

The Company recorded a tax benefit of $79,000 for the six month period ended June 30, 2003 versus $33,000 for the same period in the prior year. The benefit in the current year was recorded for estimated income tax refunds available to the Company as a result of its losses. No additional benefit will be recorded in the upcoming quarters until such time as the Company projects taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Northgate's primary capital need has been the funding of working capital requirements created by its growth. Historically, Northgate's primary sources of financing have been cash provided by operations and borrowings from private investors, and financial institutions. Cash used in operations was approximately $1.6 million and $4.9 million for the six months ended June 30, 2003 and 2002, respectively. Cash was used to fund Northgate's loss during the six months ended June 30, 2003.

During the six months ended June 30, 2003, the Company had $65,000 of capital expenditures compared to $105,000 for the same period 2002. The Company believes that it will not require substantial capital expenditures through 2003.

The Company has a $2,500,000 line of credit with a bank. The line of credit provides for borrowings secured by substantially all of the Company's assets and is guaranteed by the Company's majority shareholder. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on the Company's behalf. The line of credit was extended to September 30, 2003. Advances under the line bear interest at the bank's prime rate plus 0.5% (4.72%) at June 30, 2003. The line contains certain covenants that required Northgate to maintain profitability in the third and fourth quarters of 2002, a minimum of ($4.25 million) tangible net worth (as defined), a Current Ratio of at least 1.2:1, Working Capital of at least $2.5 million, and limits the capital expenditures the Company can make in any one year to $750,000. As of June 30, 2003, the Company is not in compliance with these covenants, but is working with the lender to obtain forbearance agreements and extend the term of the facility. The Company believes that current working capital, together with cash flows from operations, will be adequate to support the Company's current operating plans through 2003.

At June 30, 2003 and December 31, 2002, the Company had cash and short-term investments of $2.3 million and $3.3 million, respectively, and working capital of $0.2 million and $2.0 million, respectively. At June 30, 2003 and December 31, 2002, approximately $1.0 million of the Company's certificates of deposit was held as collateral for letters of credit taken out to secure open account terms with one of the Company's primary vendors.

The Company expects to continue to increase its revenues and cash flows from its operations during the last two fiscal quarters of the year ended December 31, 2003. The Company believes that current working capital, together with cash flows from operations, will be adequate to support the Company's current operating plans through 2003. If the cash flows from operations are insufficient to fund the operations through December 31, 2003, the Company will seek additional funds from securing additional debt or equity financing. There are no assurances, however, that the Company will generate sufficient cash flows from operations or complete any financing transactions or, even if such transactions are completed, have sufficient funds to execute its intended business plan over an extended period of time.

Since computer retailers typically have low product gross margins, Northgate's ability to be profitable is dependent upon its ability to continue to develop new customers, introduce new products and drive down the cost of its computer systems through its product sourcing, inventory management and labor management systems. To the extent that Northgate does not continue to effectively manage its business, Northgate may be affected.

Northgate may experience fluctuations in its future operating results due to a variety of factors, many of which are outside its control. Factors that may affect its operating results include: the frequency and success of new product introductions, mix of product sales and seasonality of sales typically experienced by retailers, after sales services, and the pricing of component parts in the world-wide marketplace. Many of Northgate's competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than Northgate.

BUSINESS FACTORS

Except for historical information, all of the statements, expectations and assumptions contained in the foregoing are forward-looking statements. The realization of any or all of these expectations is subject to a number of risks and uncertainties and it is possible that the assumptions made by management may not materialize. In addition, there can be no assurances that current sales levels will be sustained, and that the trends for sales reflected in this report will continue in future periods. In addition to the factors set forth above, other important factors that could cause actual results to differ materially from expectations include lack of working capital to carry out our business plan; competition from companies either currently in the market or entering the market; competition from other Internet, catalog and retail store resellers and price pressures related thereto; uncertainties surrounding the supply of and demand for computer and computer related products; reliance on our vendors; and risks due to shifts in market demand and/or price erosion of owned inventory. This list of risk factors is not intended to be exhaustive. Reference should also be made to the risk factors set forth elsewhere in this document and from time to time in our other SEC reports and filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk from changes in interest rates. We have a risk management control process to monitor our interest rate risk. The risk management process uses analytical techniques, including market value, sensitivity analysis, and value at risk estimates.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Acting Chief Financial Officer of the Company (collectively, the "certifying officer") has evaluated as of the end of the period covered by this report the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officer on a timely basis.

The certifying officer concluded, based on his evaluation, that the Company's disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company's business and operations.

No significant changes in the Company's internal controls or in other factors were detected that could significantly affect the Company's internal controls subsequent to the date when the internal controls were evaluated.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

a.       Exhibits

31 Section 302 CEO/CFO Certification

32 Section 906 CEO/CFO Certification

b. Reports on Form 8-K -

None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Northgate Innovations, Inc.

Date: September 17, 2003                   By   /s/ Andy Teng
                                        ---------------------------------------
                                                Andy Teng, CEO and Acting CFO