Form 10-Q/A
period 2003-03-31
NORTHGATE INNOVATIONS  INC
filed 2003-10-01
CIK 942650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No.1)

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

The number of shares outstanding of each of the issuer's classes of publicly traded common equity; as of September 24, 2003 was 14,694,084 shares of Common Stock.

                           NORTHGATE INNOVATIONS, INC.
                              INDEX TO FORM 10-Q/A

                                                                           Page
EXPLANATORY NOTE

PART I - FINANCIAL

INFORMATION

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

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations...................................................13

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................20

SIGNATURE...................................................................20

                              EXPLANATORY STATEMENT

This Amendment No. 1 to the Quarterly report on Form 10-Q ("Amendment No. 1") for Northgate Innovations, Inc. ("Northgate" or the "Company") for the quarter ended March 31, 2003, is being filed to amend and restate the items described below contained in the Company's Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission ("SEC") on May 19, 2003.

This Amendment No. 1 makes changes to Item 1, Financial statements, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 6, Exhibits and Reports on Form 8-K, for the following purposes:

o To amend the Company's Consolidated Financial Statements as of March 31, 2003 in conjunction with the previous restatement of 10-K/A to reflect changes on balance sheet items, reclassification of operating expenses and cost of goods sold, and to adjust the amount of tax assets at March 31, 2003(see Note 5 to the Consolidated Financial Statements); and

o To amend Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, to take into account the changes.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report on Form 10-Q on May 19, 2003, and the Company has not updated the disclosures in this report to speak as of a later date.

In connection with the restatement of 10-K/A for fiscal year ended December 31, 2002, management believes that the corresponding effects on balance sheet items and reclassification between operating expenses and cost of goods sold for the three months ended March 31, 2003 should be amended from the original 10-Q filed on May 19, 2003. In addition, management reviewed certain tax assets reflected in the financial statements at March 31, 2003 and determined that certain of those assets may expire before the Company can utilize those assets and as a result the Company recorded a valuation allowance for such tax assets as of March 31, 2003.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
                                     NORTHGATE INNOVATIONS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except par value)

                                                                      MARCH 31,     DECEMBER 31,
                                                                        2003           2002
                                                                    (As restated
                                                                     see Note 5)
                                                                     -----------     ---------
                                                                      (Unaudited)
                                     ASSETS
Current Assets:
Cash and cash equivalents                                             $    653       $  1,837
Certificates of deposit - restricted                                     1,016          1,016
Marketable securities                                                      506            490
Accounts receivable, net of allowance for doubtful accounts
  of $280 in 2003 and 2002, respectively                                10,495          2,898
Inventories, net                                                         5,684          3,178
Prepaid expenses and other current assets                                  597            560
                                                                      --------       --------
              Total current assets                                      18,951          9,979
Equipment, net                                                             850            900
Goodwill                                                                 3,886          3,886
Other assets                                                                76             76
                                                                      --------       --------
                                                                      $ 23,763       $ 14,841
                                                                      ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable                                                      $ 12,963       $  5,030
Accrued expenses                                                           456            440
Accrued royalties                                                        1,418          1,427
Convertible notes payable                                                  100            100
Advances from stockholder                                                  210            210
Line of credit                                                           1,994             --
ESOP interest payable                                                      847            746
                                                                      --------       --------
              Total current liabilities                                 17,988          7,953
Notes payable                                                            1,300          1,300
Guarantee of ESOP loan payable                                           6,750          6,750
                                                                      --------       --------
              Total liabilities                                         26,038         16,003
                                                                      --------       --------
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value; 5,000 shares authorized, 1,350
  shares issued and outstanding, liquidation preference of $1,350           14             14
Common stock, $0.03 par value; 50,000 shares authorized,
  14,694 shares issued and outstanding                                     441            441
Additional paid in capital                                               3,764          3,764
Accumulated other comprehensive gain (loss)                                  9             (7)
Retained earnings                                                           60          1,189
                                                                      --------       --------
                                                                         4,288          5,401
Less: Unearned ESOP shares                                              (6,563)        (6,563)
                                                                      --------       --------
                 Total stockholders' equity (deficit)                   (2,275)        (1,162)
                                                                      --------       --------
                                                                      $ 23,763       $ 14,841
                                                                      ========       ========

                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                        For the three months ended
                                                    MARCH 31, 2003    MARCH 31, 2002
                                                    (As restated
                                                     see Note 5)
                                                    --------------    --------------
Net sales                                              $ 20,065          $ 19,432
Cost of sales                                            19,227            17,692
                                                       --------          --------
Gross profit                                                838             1,740
Selling, general and administrative expenses              1,879             2,145
                                                       --------          --------
Loss from operations                                     (1,041)             (405)
Other expenses (income):
Interest expense, net                                       133               102
Other expense (income)                                       34              (107)
                                                       --------          --------
        Total other expense (income)                        167                (5)
                                                       --------          --------
Loss before income taxes                                 (1,208)             (400)
Benefit for income taxes                                    (79)             (160)
                                                       --------          --------
Net loss                                               ($ 1,129)         ($   240)
                                                       ========          ========
Basic and diluted loss per share                       ($  0.08)         ($  0.02)
                                                       ========          ========
Weighted average shares of common stock outstanding:
         Basic                                           14,694            10,666
                                                       ========          ========
         Diluted                                         14,694            10,666
                                                       ========          ========

                           NORTHGATE INNOVATIONS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                                 TOTAL
                                                                                ACCUMULATED                      STOCK-
                                                                    ADDITIONAL     OTHER     UNEARNED            HOLDERS'  COMPRE-
                               PREFERRED STOCK      COMMON STOCK     PAID-IN   COMPREHENSIVE   ESOP    RETAINED  EQUITY    HENSIVE
                               SHARES    AMOUNT   SHARES    AMOUNT   CAPITAL    LOSS (GAIN)   SHARES   EARNINGS  (DEFICIT) (LOSS)
                              --------  -------- --------  --------  --------    ---------   --------  --------  --------  --------
Balance at January 1, 2003       1,350   $    14   14,694   $   441   $ 3,764     $    (7)    $(6,563)  $ 1,189   $(1,162)
Net change in unrealized gain
 on marketable securities                                                              16                              16   $    16
Net loss (as restated -
 see Note 5)                                                                                             (1,129)   (1,129)   (1,129)
                              --------  -------- --------  --------  --------    --------    --------  --------  --------  --------
Balance at March 31, 2003        1,350   $    14   14,694   $   441   $ 3,764     $     9     $(6,563)  $    60   $(2,275)  $(1,113)
                              ========  ======== ========  ========  ========    ========    ========  ========  ========  ========

         See accompanying notes to the consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                   For the three months ended
                                                            MARCH 31,
                                                         2003       2002
                                                    (As restated
                                                     see Note 5)
                                                       -------    -------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net loss                                            $(1,129)   $  (240)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                            67         41
   Stock issued for services                                --         10
   Changes in operating assets and liabilities, net
   of Mcglen acquisition:
   Accounts receivable                                  (7,597)     6,540
   Inventories                                          (2,506)       349
   Prepaid expenses and other current assets               (37)        23
   Due from Mcglen                                          --       (307)
   ESOP interest payable                                   101        119
   Accounts payable                                      7,933     (3,913)
   Accrued expenses                                         16       (966)
   Accrued royalties                                        (9)    (1,695)
   Income taxes payable                                     --       (511)
   Other assets                                             --         (8)
                                                       -------    -------
   Total adjustments                                    (2,032)      (318)
                                                       -------    -------
Net cash used in operating activities                   (3,161)      (558)
                                                       -------    -------
Cash flows from investing activities:
         Purchases of equipment                            (17)      (104)
         Purchases of marketable securities                 --     (1,094)
         Proceeds from sale of marketable securities        --        946
         Certificates of deposit                            --     (1,002)
         Investments                                        --       (200)
         Cash acquired in Mcglen purchase                   --        108
                                                       -------    -------
Net cash used in investing activities                      (17)    (1,346)
                                                       -------    -------
Cash flows provided by financing activities:
         Borrowings on line of credit, net               1,994         --
                                                       -------    -------
Net cash provided by financing activities                1,994         --
                                                       -------    -------
Net decrease in cash and cash equivalents               (1,184)    (1,904)
   Cash and cash equivalents beginning of period         1,837      7,178
                                                       -------    -------
   Cash and cash equivalents end of period             $   653    $ 5,274
                                                       =======    =======

The Company paid $1 and $137 for interest and $0 and $0 for taxes, during the three months ended March 31, 2003 and 2002, respectively. See Note 3 for non-cash investing activities in 2002.

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

Inventories

Northgate accounts for inventory under the average cost method. Inventory costs include raw materials, labor and overhead. Inventory is carried at lower of cost or market realization. The following are the major classes of inventory as of March 31, 2003 and December 31, 2002:

                                    March 31,    December 31,
                                      2003          2002
                                  (unaudited)
                                  (as restated -
                                   see Note 5)
                                    -------        -------
Raw materials                       $ 5,665        $ 2,757
WIP and finished goods                  496            614
                                    -------        -------
                                      6,156          3,371
Obsolescence and lower of cost or
  market reserves                      (477)          (193)
                                    -------        -------
                                    $ 5,684        $ 3,178
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations during the last two fiscal quarters, has limited working capital as of March 31, 2003 and has a credit agreement only through November 2003 (see
Note 4). The Company expects to continue to increase its revenues and cash flows from its operations during the rest of the year ended December 31, 2003. If the cash flows from operations are insufficient to fund the operations through December 31, 2003, the Company will seek additional funds from securing additional debt or equity financing. There are no assurances, however, that the Company will generate sufficient cash flows from operations or complete any financing transactions or, even if such transactions are completed, have sufficient funds to execute its intended business plan over an extended period of time. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

                      IN THOUSANDS, EXCEPT PER SHARE DATA
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                    2003         2002
                                               (as restated -
                                                see Note 5)
                                                  -------      -------
Net loss as reported                              $(1,129)     $  (240)
Deduct:
  Total stock-based employee compensation
   expense under fair value based method
   for all awards, net of related tax
   effects                                            (10)          --
                                                  -------      -------
Pro forma net income (loss)                       $(1,139)     $  (240)
                                                  =======      =======
Basic and diluted EPS as reported                 $ (0.08)     $ (0.02)
Basic and diluted EPS pro forma                   $ (0.08)     $ (0.02)

Concentration of Risk

The Company purchases a substantial percentage of its products from a single provider. Purchases from this vendor accounted for 13% of our aggregate merchandise purchases for the three months ended March 31, 2003. There was no such concentration during the three months ended March 31, 2002. The Company has no long-term contracts or arrangements with its vendors that guarantee the availability of merchandise.

Historically, Northgate has relied upon sales to a few customers and during the first quarter of 2003, more than 25% of Northgate's revenues were from one customer. This customer had an accounts receivable balance of more than $5.1 million at March 31, 2003. During the first quarter of 2002, more than 50% of the Company's revenues were from one customer.

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

Reclassifications

Certain reclassifications have been made to the December 31, 2002 balance sheet and the three month statement of operations ended March 31, 2002 to conform with the March 31, 2003 presentation. These reclassifications had no effect on previously reported results of operations.

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
                                        -------
                                        $ 3,840
                                        =======

Deferred income taxes represent the Company's estimate at the time of the merger of Mcglen's net operating loss carryforwards ("NOLs") that were expected to be used to offset Northgate's estimated future taxable income, after considering limitations imposed on NOLs upon a change in control. As a result of the losses generated subsequent to the merger, the Company has recorded a valuation allowance equal to the entire deferred tax asset balance.

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

On a pro forma basis, the statement of operations for the three months ended March 31, 2002 would have been as follows if the acquisition had occurred on January 1, 2002:

         (in thousands, except per share data)                  MARCH 31, 2002
                                                                --------------
         Net sales                                                     $23,832
         Gross profit                                                    2,230
         Loss before taxes                                                (406)
         Net loss                                                        ($244)
         Net loss per share                                             ($0.02)

4. LINE OF CREDIT

At March 31, 2003, the Company had a $2,500,000 line of credit with a bank. The line of credit provides for borrowings secured by substantially all of the Company's assets and is guaranteed by the Company's majority shareholder. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on the Company's behalf, and a $200,000 holdback for potential chargebacks on credit cards processed. The line of credit expires on September 30, 2003. Advances under the line bear interest at the bank's prime rate (4.25%) plus 0.5% (a total of 4.75% at March 31, 2003). The line contains certain covenants (as defined) that required the Company to maintain profitability in the third and fourth quarter of 2002, a minimum of $4.25 million tangible net worth (as defined), a Current Ratio of at least 1.2:1, Working Capital of at least $2.5 million, and limits the capital expenditures the Company can make in any one year to $750,000. As of March 31, 2003, the Company is not in compliance with the terms of certain of these covenants. On September 19, 2003, the Company modified its line of credit agreement. As part of this modification, the bank agreed to waive all events of defaults and extended the due date of this line of credit to November 30, 2003, but also notified the Company that they would not extend the line of credit further past that date. The Company is therefore seeking a new line of credit facility prior to that date.

5. RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

In July 2003, management of the Company became aware of certain differences that existed between the Company's detailed records, and the amount of liabilities reported in the Company's financial statements for the year ended December 31, 2002. The Board of Directors authorized the Company's management to conduct an investigation of these differences. Based on the results of management's investigation, the Company concluded that the balance of accounts payable as of December 31, 2002 was understated as a result of an incorrect adjustment for consigned inventory. The result of the removal of these accounts payable decreased the cost of goods sold and thereby mistakenly increased the Company's net income for the year ended December 31, 2002 and for the fourth quarter of 2002. The correction of this error increased accounts payable and cost of sales for the fourth quarter of 2002, and generated a corresponding increase in the Company's net loss. Due to the increased loss as a result of the findings of this investigation, the Company concluded that certain deferred tax assets resulting from its merger with Lan Plus, Inc. during the fiscal year ended December 31, 2002 will likely expire before they can be utilized, and therefore recorded a valuation allowance for all such deferred tax assets as of December 31, 2002.

Accordingly during the quarter ended March 31, 2003, the Company has recorded a benefit for only the actual amount of income taxes currently receivable due to the loss incurred. Inventory and accounts payable as of March 31, 2003 have been adjusted to carryforward the adjustments made to restate the December 31, 2002 year-end. As a result, the previously recorded net loss has been increased by $372,000.

                                                  As of 3/31/03
                                      -------------------------------------
                                        As Previously
                                           Reported         As Restated
                                      -------------------------------------
CONSOLIDATED BALANCE SHEET            (In thousands, except per share data)

ASSETS
Inventory                                  $ 5,189            $ 5,684
Prepaid expense and other current assets   $   672            $   597
Deferred tax asset - current               $   418            $    --
Deferred tax asset                         $ 1,247            $    --
Total assets                               $25,008            $23,763

LIABILITIES
Accounts payable                           $11,416            $12,963

STOCKHOLDERS' EQUITY
Retained earnings                          $ 2,852            $    60

                                           For The Quarter Ended 3/31/03
                                      -------------------------------------
                                          As Previously
                                            Reported         As Restated
CONSOLIDATED STATEMENT OF OPERATIONS  -------------------------------------
Benefit for income taxes                   $  (451)           $   (79)
Net loss                                   $  (757)           $(1,129)

Basic and diluted loss per share           $ (0.05)           $ (0.08)



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in the following section, "Northgate", "we", "us", "the Company" and "our" refer to Northgate Innovations, Inc., unless the context requires otherwise.

The following discussion and analysis of Northgate's financial condition and results of operations should be read in conjunction with Northgate's restated condensed consolidated financial statements and the notes thereto included elsewhere herein and reflect certain restatements to Northgate's previously reported results of operations for the quarter ended March 31, 2001. See Note 5 to the condensed consolidated financial statements for a discussion of these restatements. The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statements of operations. There can be no assurance that the trends in sales growth or operating results will continue in the future.

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

From time to time we hold inventory from certain vendors whereby we only purchase such inventory when it is used in the production process. Any unused portion of such inventory may be returned to the vendor without any payment due for such unused inventory. For presentation purposes, the amount of unused consignment inventory is excluded from our assets, as well as the amount payable for such unused inventory.

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

                           PERCENTAGE OF NET SALES
                           -----------------------
                            PERIOD ENDED MARCH 31,
                              2003         2002
                         (as restated)
                             ------       ------
Net sales                     100.0%       100.0%
Cost of sales                  95.8         91.0
                             ------       ------
Gross profit                    4.2          9.0
Operating expenses              9.4         11.1
                             ------       ------
Loss from operations           (5.2)        (2.1)
Interest expense, net           0.7          0.5
Other expense (income)          0.1         (0.6)
                             ------       ------
Loss before income taxes       (6.0)        (2.0)
Provision for income taxes     (0.4)        (0.8)
                             ------       ------
Net loss                       (5.6%)       (1.2%)
                             ======       ======

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

Gross profit decreased by $0.9 million or (51.8%) to $0.8 million for the three months ended March 31, 2003, compared to $1.7 million for the three months ended March 31, 2002. The decrease in gross profit was due to increased competition in the marketplace, the Company responding to this competition while acquiring new customers, and a $250,000 additional provision recorded for slow moving inventory. Gross profit, as a percentage of net sales also decreased to 4.2% for the three months ended March 31, 2003, compared to 9.0% for the three months ended March 31, 2002. The decrease in gross profit margin was due to an increase in distribution sales and a higher percentage of internet sales in 2003 as compared to the first quarter of 2002, both which have a lower gross profit percentage, increased competition in the computer industry, and the provision for slow moving inventory discussed above.

On a forward-looking basis, future gross profit margins may fluctuate from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties. Although the Company believes it provides a high level of value and added services, pricing and gross profit could be negatively impacted by the activities of larger computer manufacturers.

Operating expenses decreased by $0.2 million or (12.4%), to $1.9 million for the three months ended March 31, 2003, from $2.1 million for the same period in 2002. The decrease in operating expenses was attributable to a decrease in payroll and related costs due to a smaller workforce in place in the first quarter of 2003.

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

Income tax benefit for the period ended March 31, 2003 was $79,000 versus a benefit of $160,000 for the same period in the prior year. The reduced benefit in 2003 is a result of the Company's continued losses. No further benefit will be recorded in upcoming quarters until such time as the Company projects taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Northgate's primary capital need has been the funding of working capital requirements created by its growth. Historically, Northgate's primary sources of financing have been cash provided by operations and borrowings from private investors, and financial institutions. Cash used in operations was approximately $3.4 million and $2.8 million for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively. Cash was used to fund Northgate's loss during the three months ended March 31, 2003.

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

The Company has a $2,500,000 line of credit with a bank. The line of credit provides for borrowings secured by substantially all of the Company's assets and is guaranteed by the Company's majority shareholder. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on the Company's behalf. The line of credit expires on June 30, 2003. Advances under the line bear interest at the bank's prime rate plus 0.5% (4.75% at March 31, 2003). The line contains certain covenants that require Northgate to maintain, a minimum of ($4.25 million) tangible net worth (as defined), a Current Ratio of at least 1.2:1, Working Capital of at least $2.5 million, and limits the capital expenditures the Company can make in any one year to $750,000. As of March 31, 2003, the Company is not in compliance with required covenants. As a result of the management discussion with the lender, a letter of forbearance from the lender has been issued with a renewed line of credit of $1.7 million, maturing on November 30, 2003. The bank further notified the Company that it would not extend the line of credit further. The Company is therefore seeking a new line of credit facility.

At March 31, 2003 and 2002, the Company had cash and short-term investments of $1.2 million and $6.5 million, respectively, and working capital of $1.0 million and $3.2 million, respectively. At March 31, 2003 and 2002, approximately $1.0 million of the Company's certificates of deposit was held as collateral for letters of credit taken out to secure open account terms with one of the Company's primary vendors. The Company believes that current working capital, together with cash flows from operations, will be adequate to support the Company's current operating plans through 2003. However, if the Company needs extra funds, for acquisitions or expansion or to fund a significant downturn in sales that causes losses, there are no assurances that adequate financing will be available at acceptable terms, if at all.

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

                                     PART II
                                OTHER INFORMATION

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

                                          Northgate Innovations, Inc.

Date: October 1, 2003                  By   /s/ Andy Teng
                                          --------------------------------------
                                          Andy Teng
                                          CEO and Acting CFO