Form 10-Q
period 2003-09-30
NORTHGATE INNOVATIONS  INC
filed 2003-11-14
CIK 942650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

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

The number of shares outstanding of each of the issuer's classes of publicly traded common equity; as of November 14, 2003 was 14,694,084 shares of Common Stock.

                           NORTHGATE INNOVATIONS, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1  Financial Statements

Consolidated Balance Sheets.................................................  3

Consolidated Statements of Operations.......................................  4

Consolidated Statements of Stockholders' Deficit and Comprehensive
  Income....................................................................  5

Consolidated Statements of Cash Flows.......................................  6

Condensed Notes to Consolidated Financial Statements........................  7

Item 2 - Management's Discussion and Analysis of Financial  Condition
and Results of Operations................................................... 11

Item 3. Quantitative and Qualitative Disclosures About Market Risks......... 16

Item 4. Controls and Procedures............................................. 16

PART II - OTHER INFORMATION

Item 1. Legal proceedings................................................... 17

Item 2. Changes in securities and use of proceeds........................... 17

Item 3. Defaults upon senior securities..................................... 17

Item 4. Submission of matters to a vote of security holders................. 17

Item 5. Other information................................................... 17

Item 6. Exhibits and Reports on Form 8-K.................................... 17

SIGNATURE................................................................... 17

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                           NORTHGATE INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                                 SEPTEMBER 30, DECEMBER 31,
                                                                                      2003        2002
                                                                                    --------    --------
                                                                                  (unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents                                                           $    362    $  1,837
Certificates of deposit - restricted                                                      --       1,016
Marketable securities                                                                    669         490
Accounts receivable, net of allowance for doubtful accounts                            7,070       2,898
Inventories, net                                                                       4,249       3,178
Prepaid expenses and other current assets                                                740         560
                                                                                    --------    --------
              Total current assets                                                    13,090       9,979

Equipment, net                                                                           786         900
Goodwill                                                                               3,886       3,886
Other assets                                                                              76          76
                                                                                    --------    --------
                                                                                    $ 17,838    $ 14,841
                                                                                    ========    ========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                                                    $  8,038    $  5,030
Accrued expenses                                                                         482         440
Accrued royalties                                                                      1,415       1,427
Convertible notes payable                                                                100         100
Advances from shareholder                                                              1,210         210
Line of credit                                                                           110          --
ESOP interest payable                                                                  1,683         746
Dividends payable                                                                        186          --
                                                                                    --------    --------
              Total current liabilities                                               13,224       7,953
Notes payable                                                                          1,375       1,300
Guarantee of ESOP loan payable                                                         7,217       6,750
                                                                                    --------    --------

              Total liabilities                                                       21,816      16,003
                                                                                    --------    --------
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 5,000 shares authorized, 1,350
  shares issued and outstanding, liquidation preference of $1,350                         14          14
Common stock, $0.03 par value; 50,000 shares authorized,
  14,694 shares issued and outstanding                                                   441         441
Additional paid in capital                                                             3,764       3,764
Accumulated other comprehensive gain (loss)                                              176          (7)
Retained earnings (accumulated deficit)                                               (1,810)      1,189
                                                                                    --------    --------
                                                                                       2,585       5,401
Less: Unearned ESOP shares                                                            (6,563)     (6,563)
                                                                                    --------    --------
                 Total stockholders' deficit                                          (3,978)     (1,162)
                                                                                    --------    --------
                                                                                    $ 17,838    $ 14,841
                                                                                    ========    ========

    See accompanying condensed notes to the consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                          For the three months ended               For the nine months ended
                                                    SEPTEMBER 30, 2003   SEPTEMBER 30, 2002   SEPTEMBER 30, 2003   SEPTEMBER 30,2002
                                                    ------------------   ------------------   ------------------   -----------------
Net sales                                              $ 17,415              $ 18,562            $ 54,878              $ 53,639
Cost of sales                                            16,113                16,473              52,113                47,170
                                                       --------              --------            --------              --------
Gross profit                                              1,302                 2,089               2,765                 6,469
Selling, general and administrative expenses              1,696                 2,002               5,450                 6,088
                                                       --------              --------            --------              --------
(Loss) income from operations                              (394)                   87              (2,685)                  381
                                                       --------              --------            --------              --------
Other expenses (income):
Interest expense, net                                       148                   108                 416                   326
Other expense (income)                                      (23)                 (144)                (23)                    5
                                                       --------              --------            --------              --------
        Total other expense (income)                        125                   (36)                393                   331
                                                       --------              --------            --------              --------
Loss before income taxes                                   (519)                  123              (3,078)                   50
Provision for (benefit from) income taxes                    --                    45                 (79)                   12
                                                       --------              --------            --------              --------
Net income (loss)                                      $   (519)             $     78            $ (2,999)             $     38
                                                       ========              ========            ========              ========
Basic and diluted income (loss) per share              $  (0.04)             $   0.00            $  (0.20)             $   0.00
                                                       ========              ========            ========              ========
Weighted average shares of common stock outstanding:
         Basic                                           14,694                14,737              14,694                 9,854
                                                       ========              ========            ========              ========
         Diluted                                         14,694                16,927              14,694                10,454
                                                       ========              ========            ========              ========

         See accompanying notes to the consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                            AND COMPREHENSIVE INCOME
                                   (unaudited)
                                 (in thousands)


                                                                               ACCUMULATED                      TOTAL
                                                                   ADDITIONAL     OTHER     UNEARNED            STOCK-    COMPRE-
                              PREFERRED STOCK     COMMON STOCK       PAID-IN  COMPREHENSIVE   ESOP    RETAINED  HOLDERS'  HENSIVE
                              SHARES    AMOUNT    SHARES   AMOUNT    CAPITAL   LOSS (GAIN)   SHARES   EARNINGS  DEFICIT   (LOSS)
                              -------  --------  --------  --------  --------  -----------  --------  --------  --------  --------
Balance at January 1, 2003     1,350   $     14    14,694  $   441   $ 3,764   $     (7)    $(6,563)  $ 1,189   $ (1,162)
Change in unrealized gain on
 marketable securities                                                              183                              183  $    183
Net loss                                                                                               (2,999)    (2,999)   (2,999)
                              -------  --------  --------  --------  --------  --------     --------  --------  --------  --------
Total comprehensive loss                                                                                                   $(2,816)
                                                                                                                          ========
Balance at September 30, 2003  1,350   $     14    14,694  $   441   $ 3,764   $    176     $(6,563)  $(1,810)  $ (3,978)
                              ======   ========  ========  =======   =======   ========     =======   ========  =========

         See accompanying notes to the consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                   For the nine months ended
                                                         SEPTEMBER 30,
                                                        2003       2002
                                                      -------    -------
Increase  (decrease)  in cash and cash  equivalents
Cash flows  from  operating activities:
   Net (loss) income                                  $(2,999)   $    38
                                                      -------    -------
   Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
   Depreciation and amortization                          250        195
   Stock issued for services                               --         10
   Changes in operating assets and liabilities, net
   of Mcglen acquisition:
   Gain on debt settlements                                --        (50)
   Deferred income taxes                                   --         45
   Provision for doubtful accounts                         --         24
   Inventory reserves                                      --         61
   Accounts receivable                                 (4,172)     4,059
   Inventories                                         (1,071)       (39)
   Prepaid expenses and other current assets             (180)       (45)
   ESOP interest payable                                  304       (278)
   Accounts payable                                     4,406     (5,875)
   Accrued expenses                                       (70)      (890)
   Accrued royalties                                      (12)    (2,251)
   Advance to Mcglen                                       --       (307)
   Income taxes payable                                    --       (403)
   Other assets                                            --        (46)
                                                      -------    -------
   Total adjustments                                     (545)    (5,790)
                                                      -------    -------
Net cash used in operating activities                  (3,544)    (5,752)
                                                      -------    -------
Cash flows from investing activities:
   Purchases of equipment                                 (61)      (269)
   Purchases of marketable securities                      --     (3,006)
   Proceeds from sale of marketable securities              4      2,329
   Proceeds from sale of certificates of deposit        1,016         --
   Purchase of certificates of deposit                     --     (1,014)
   Purchase of Investments                                 --       (200)
   Sales of investment                                     --        200
   Cash acquired in Mcglen purchase                        --        108
                                                      -------    -------
Net cash provided by (used in) investing activities       959     (1,852)
                                                      -------    -------
Cash flows from financing activities:
   Borrowings on line of credit, net                      110      1,242
   Payment of dividends                                    --       (186)
   Payment on ESOP debt                                    --       (467)
   Principal borrowings from related party              1,706         --
   Principal repayments to related party                 (706)        --
                                                      -------    -------
Net cash provided by financing activities               1,110        589
                                                      -------    -------
   Net decrease in cash and cash equivalents           (1,475)    (7,015)
   Cash and cash equivalents beginning of period        1,837      7,178
                                                      -------    -------
   Cash and cash equivalents end of period            $   362    $   163
                                                      =======    =======
Supplemental  disclosure of cash flows information:
Cash paid during the periodfor:
            Interest                                  $   131    $   825
                                                      =======    =======
            Income taxes                              $     0    $   417
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

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2003 and 2002, and the results of operations and cash flows for the three months and nine months ended September 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company
----------------------

The Company is a developer, manufacturer and distributor of innovative PCs, peripherals, software, and over 30,000 computer products. The Company specializes in selling its computers through television shopping networks, mail order catalog companies and large electronic chain stores as well as targeting specific business-to-business and business-to-consumer markets through the Internet. Our operations division, which includes a call center, sourcing, warehousing, fulfillment, accounting, business development and information technology, supports order processing, logistics, customer service, financial transactions and core technology for our business divisions located in the City of Industry, California. Our business divisions include sales, marketing, content management, product management and service management teams.

Inventories
-----------

Northgate accounts for inventory under the average cost method. Inventory costs include raw materials, labor and overhead. Inventory is carried at lower of cost or market realization. The following are the major classes of inventory as of September 30, 2003 and December 31, 2002:

                                               September 30,   December 31,
                                                    2003          2002
                                                  -------       -------

       Raw materials                             $  4,363      $  2,757
       WIP and finished goods                         278           614
                                                  -------       -------
                                                    4,641         3,371
       Obsolescence and lower of cost or
         market reserves                             (392)         (193)
                                                  -------       -------
                                                 $  4,249      $  3,178
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

Risks and Uncertainties
-----------------------

The Company is subject to risks and uncertainties common to growing companies engaged in the distribution and manufacture of computers and related products. The computer industry is a highly competitive environment with a rapidly changing technology and a high rate of business failures.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from operations during the last three fiscal quarters, is currently out of compliance with the terms of its line of credit agreement, and has limited working capital as of September 30, 2003. The Company expects to continue to increase its revenues and cash flows from its operations during the last fiscal quarters of the year ended December 31, 2003 and are in discussions regarding the modification of the line of credit agreement. If the cash flows form operations are insufficient to fund the operations through December 31, 2003, the Company will seek additional funds from securing additional debt or equity financing. There are no assurances, however, that the Company will generate sufficient cash flows from operations or complete any financing transactions or, even if such transactions are completed, have sufficient funds to execute its intended business plan over an extended period of time. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Stock-Based Compensation
------------------------

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


                                        IN THOUSANDS, EXCEPT PER SHARE DATA
                                   ---------------------------------------------
                                    FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                        2003    2002       2003         2002
                                     -------- --------   ---------    --------
Net income (loss) as reported        $  (519) $     78   $ (2,999)    $     38
Deduct:
  Total stock-based employee
   compensation expense under
   fair value based method
   for all awards, net of
   related tax effects                   (10)      (18)       (30)         (26)
                                    --------- --------   ---------    --------

Pro forma net income (loss)         $   (529) $     60   $ (3,029)    $     12
                                    ========  ========   =========    ========

Basic and diluted EPS as reported   $  (0.04) $   0.00   $  (0.20)    $  (0.00)
Basic and diluted EPS pro forma     $  (0.04) $   0.00   $  (0.20)    $  (0.00)

Non-cash Financing Activities
-----------------------------

As of September 30, 2003, the Company's majority shareholder returned a $1.4 million check given to him by the Company. The check was originally written in 2002 primarily to pay down the ESOP loan payable. The outstanding check had been classified as an accounts payable in the December 31, 2002 financial statements, but as the check has been returned to the Company, the related amounts have been reclassified into Guarantee of ESOP loan payable, dividends payable and ESOP interest payable as of September 30, 2003.

During the period ended September 30, 2003, the Company purchased $75,000 of fixed assets by issuance of notes payable.

Concentration of Risk
---------------------

The Company purchases a substantial percentage of its products from a single provider. Purchases from this vendor accounted for 17.8% and 10% of our aggregate merchandise purchases for the three and nine months ended September 30, 2003. There was no such concentration during the three and nine months ended September 30, 2002. The Company has no long-term contracts or arrangements with its vendors that guarantee the availability of merchandise, but believes these alternative suppliers could be found to replace those currently utilized.

Historically, Northgate has relied upon sales to a few customers and during the third quarter of 2003, more than 50% of Northgate's revenues were from three customers. These customers account for 74% of the accounts receivable balance at September 30, 2003.

Indemnities and Guarantees
--------------------------

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

Recent Accounting Pronouncements
--------------------------------

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

Reclassifications
-----------------

Certain reclassifications have been made to the December 31, 2002 balance sheet and the three month and nine month statements of operations ended September 30, 2002 to conform with the September 30, 2003 presentation. These reclassifications had no effect on previously reported results of operations.

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

On a pro forma basis, the statement of operations for the nine months ended September 30, 2002 would have been as follows if the acquisition had occurred on January 1, 2002:

         (in thousands, except per share data)        SEPTEMBER 30, 2002
                                                      ------------------
         Net sales                                           $58,078
         Gross profit                                          3,255
         Income before taxes                                      44
         Net income                                               32
         Net loss per share                                  ($0.00)

LINE OF CREDIT

At September 30, 2003, Northgate had a $1,700,000 line of credit with a bank. The line of credit provides for borrowings secured by substantially all of Northgate's assets and is guaranteed by Northgate's majority shareholder. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on Northgate's behalf, and a $200,000 holdback for potential chargebacks on credit cards processed. The line of credit expires on November 30, 2003. Advances under the line bear interest at the bank's prime rate (4.0%) plus 1.0% (a total of 5.0% at September 30, 2003). As of November 13, 2003, the Company is currently working with the lender for the loan extension, and also discussing with other commercial lender for other loan options. No formal agreement has been reached. As of November 13, 2003, the Company has an outstanding loan balance at $605,306 and an available line of credit at $894,694.

RELATED PARTY TRANSACTION

In July 2003 the Company borrowed approximately $1.7 million from the Company's majority shareholder and CEO. This borrowing is unsecured and bears interest at the rate of 3.5% per annum. This borrowing is due on demand. In August 2003, the Company repaid approximately $0.7 million of this loan. As of September 30, 2003 the Company has accrued $9,150 of interest expense related to this loan, which is included in accrued liabilities in the accompanying balance sheet as of September 30, 2003. This shareholder is willing to assist the Company on an interim basis to fund future operating shortfalls.

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

On March 20, 2002, the Company closed its merger with Lan Plus. At the closing of the merger, Lan Plus shareholders received a number of shares such that they owned approximately 75% of the Company. In addition, at the close of the merger, the Company also completed a 10:1 reverse stock split and changed its name to Northgate Innovations, Inc. Pursuant to the merger agreement, upon close of merger, the Company's accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million was converted to common stock eliminating the debt; the stock was then retired to Treasury and cancelled. The Company has reported combined operations with Lan Plus beginning with its 10-Q for the period ended March 31, 2002.

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

                                                PERCENTAGE OF NET SALES
                               -----------------------          ------------------------------
                               THREE MONTHS ENDED SEPTEMBER 30  NINE MONTHS ENDED SEPTEMBER 30
                                      2003       2002                   2003       2002
                                    ------     ------                 ------     ------
Net sales                            100.0%     100.0%                 100.0%     100.0%
Cost of sales                         92.5       88.7                   95.0       87.9
                                    ------     ------                 ------     ------
Gross profit                           7.5       11.3                    5.0       12.1
Operating expenses                     9.7       10.8                    9.9       11.4
                                    ------     ------                 ------     ------
Income (loss) from operations         (2.2)       0.5                   (4.9)       0.7
Interest expense, net                  0.8        0.5                    0.7        0.6
Other expense (income)                (0.1)      (0.6)                   0.0        0.0
                                    ------     ------                 ------     ------
Profit (loss) before income taxes     (2.9)       0.6                   (5.6)       0.1
Provision for income taxes              --        0.2                   (0.1)       0.0
                                    ------     ------                 ------     ------
Net profit                            (2.9%)      0.4%                  (5.5)       0.1
                                    ======     ======                 ======     ======

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

Net sales decreased by $1.2 million, or 6%, to $17.4 million for the three months ended September 30, 2003, compared to $18.6 million for the three months ended September 30, 2002. The decrease in net sales was a result of an decrease in the number of computer systems shipped during the period as the Company streamlined distribution channels with computer retailers during the period ended September 30, 2003.

Gross profit decreased to $1.3 million for the three months ended September 30, 2003, compared to $2.1 million for the three months ended September 30, 2002. The decrease in gross profit was due to increased product price erosion, higher component price and overall increased competition in the marketplace. The Company is responding to this competition by establishing more component supplier channels and aggressively acquiring new market share by procuring new distribution agreements with computer retailers. Gross profit, as a percentage of net sales also decreased to 7.5% for the three months ended September 30, 2003, compared to 11.3% for the three months ended September 30, 2002. The decrease in gross profit margin was due to an increase in component price, and flat sales to retailers, which historically have a lower gross margin, as compared to the third quarter of 2002 where a larger percentage of our sales were internet and infomercial sales, which generally have higher margins. The Company also cut prices for its internet sales during the third quarter of 2003.

On a forward-looking basis, future gross profit margins may continue to significantly fluctuate due to market industry conditions. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins those achieved for the three months ended September 30, 2003.

Operating expenses decreased by $0.3 million or (20.1%), to $1.7 million for the three months ended September 30, 2003 from $2.0 million for the same period in 2002. The decrease in operating expenses was attributable to a decrease in payroll and related costs.

Net interest expense increased $40,000 or 37% due to lower interest income resulting from decreased investments in 2003. Other income decreased by $121,000 or more than 84% to other income of $23,000 for the three months ended September 30, 2003, from $144,000 of other income for same period in the prior year. The decrease was a result of decreased capital gains on marketable securities for the period ended September 30, 2003.

No income tax benefit for the period ended September 30, 2003 was recorded versus a provision of $45,000 for the same period in the prior year. No benefit is being recorded in the current quarter or upcoming quarters until such time as the Company projects taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Net sales increased by $1.2 million, or 2.2%, to $54.9 million for the nine months ended September 30, 2003, compared to $53.6 million for the nine months ended September 30, 2002. The increase in net sales was a result of an increase in the number of computer systems shipped during the nine months ended September 30, 2003 as the Company added new distribution channels with computer retailers during the period ended September 30, 2003.

Gross profit decreased to $2.8 million for the nine months ended September 30, 2003, compared to $6.5 million for the nine months ended September 30, 2002. The decrease in gross profit was due to increased product price erosion, higher component price, competition in the marketplace, the Company is responding to this competition by having more purchasing channels with lower costs and aggressively acquiring new market share by procuring new distribution agreements with computer retailers. Gross profit, as a percentage of net sales also decreased to 5.0% for the nine months ended September 30, 2003, compared to 12.1% for the nine months ended September 30, 2002. The decrease in gross profit margin was due to an increase in sales to retailers which historically have a lower gross margin, as compared to the nine months ended September 30, 2002 where a larger percentage of our sales were internet and infomercial sales, which generally have higher margins. The Company also cut prices for its internet sales during the third quarter of 2003.

On a forward-looking basis, future gross profit margins may continue to significantly fluctuate due to market and industry conditions. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties which could result in a fluctuation of gross margins those achieved for the nine months ended September 30, 2003.

Operating expenses decreased by $0.6 million or (10%), to $5.5 million for the nine months ended September 30, 2003 from $6.1 million for the same period in 2002. The decrease in operating expenses was attributable to a decrease in payroll and related costs.

Net interest expense increased $90,000 or 27% due to lower interest income resulting from decreased investments in 2003. Other expense decreased by $28,000 from $5,000 of expense to $23,000 of income for the nine months ended September 30, 2003. The decrease was a result of increased capital gains on marketable securities for the period ended September 30, 2003.

The Company recorded a tax benefit of $79,000 for the nine month period ended September 30, 2003 versus $12,000 as tax provision for the same period in the prior year. The benefit in the current year was recorded for estimated income tax refunds available to the Company as a result of its losses. No additional benefit will be recorded in the upcoming quarters until such time as the Company projects taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Northgate's primary capital need has been the funding of working capital requirements created by its operation. Historically, Northgate's primary sources of financing have been cash provided by operations and borrowings from private investors, and financial institutions. Cash used in operations was approximately $3.5 million and $5.8 million for the nine months ended September 30, 2003 and 2002, respectively. Cash was primarily used to fund Northgate's loss during the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Company had $61,000 of capital expenditures compared to $269,000 for the same period 2002. The Company believes its current equipment is adequate for its current production needs.

The Company has a $1,700,000 line of credit with a bank, which will expire on November 30, 2003. The line of credit provides for borrowings secured by substantially all of the Company's assets. Borrowings under the line are advanced based upon 70% of eligible accounts receivable, as defined. Advances under the line bear interest at the bank's prime rate plus 1.0% (4.0% at September 30, 2003). The line contains certain covenants that require Northgate to maintain. As of November 13, 2003, the Company is currently working with the lender to obtain a loan extension, and also discussing with other commercial lender for other loan options. No formal agreement has been reached. As of November 13, 2003, the Company has an outstanding loan balance at $605,306 and an available line of credit at $894,694.

In July 2003 the Company borrowed approximately $1.7 million from the Company's majority shareholder and CEO. This borrowing is unsecured and bears interest at the rate of 3.5% per annum. This borrowing is due on demand. In August 2003, the Company repaid approximately $0.7 million of this loan. As of September 30, 2003 the Company has accrued $9,150 of interest expense related to this loan, which is included in accrued liabilities in the accompanying balance sheet as of September 30, 2003. This shareholder is willing to assist the Company on an interim basis to fund future operating shortfalls.

At September 30, 2003 and December 31, 2002, the Company had cash and short-term investments of $1.0 million and $2.3 million, respectively, and working capital of ($0.1) million and $2.0 million, respectively. At December 31, 2002, approximately $1.0 million of the Company's certificates of deposit was held as collateral for letters of credit taken out to secure open account terms with one of the Company's primary vendors. As of September 30, the Company's certificates of deposits was matured and transferred to operating accounts due to the new agreement with the Company's primary vendors.

The Company expects to increase its revenues and cash flows from its operations during the final fiscal quarter of the year ended December 31, 2003. If the cash flows from operations are insufficient to fund the operations through December 31, 2003, the Company will seek additional funds from securing additional debt or equity financing. There are no assurances, however, that the Company will generate sufficient cash flows from operations or complete any financing transactions or, even if such transactions are completed, have sufficient funds to execute its intended business plan over an extended period of time.

Since computer retailers typically have low product gross margins, Northgate's ability to remain profitable is dependent upon its ability to continue to develop new customers, introduce new products and drive down the cost of its computer systems through its product sourcing, inventory management and labor management systems. To the extent that Northgate does not continue to effectively manage its business, Northgate may be affected.

Northgate may experience fluctuations in its future operating results due to a variety of factors, many of which are outside its control. Factors that may affect its operating results include: the frequency and success of new product introductions, mix of product sales and seasonality of sales typically experienced by retailers, after sales services, and the pricing of component parts in the world-wide marketplace. Many of Northgate's competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than Northgate and may benefit from component volume purchasing that are more favorable in terms of pricing and component availability.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        -----------------
Inapplicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------
Inapplicable

Item 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------
Inapplicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ----------------------------------------------------
Inapplicable

Item 5. OTHER INFORMATION
        -----------------
Inapplicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

a.       Exhibits

31 Certificate of Chief Executive Officer/Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32 Certification of Chief Executive Officer/Acting Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss.1350

b. Reports on Form 8-K -

None
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Northgate Innovations, Inc.

Date: November 14, 2003                 By   /s/ Andy Teng
                                        ---------------------------------------
                                        Andy Teng, CEO and Acting CFO