Form 10-K
period 2003-12-31
NORTHGATE INNOVATIONS  INC
filed 2004-03-30
CIK 942650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2003

                                     0-27878
                            (Commission File Number)
                       -----------------------------------

                           NORTHGATE INNOVATIONS, INC.

             (Exact name of registrant as specified in its charter)
                       -----------------------------------

            Delaware                                       13-3779546
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                              801 S. Sentous Street
                       City of Industry, California 91748
                    (Address of principal executive offices)

                                 (626) 923-6000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.03 par value
                                (Title of Class)
                       ----------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

         Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes / / No /X/

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at June 30, 2003, based on the $0.11 per share closing price for our common stock on the OTC Bulletin Board, was approximately $560,000.

         The number of shares of the registrant's common stock outstanding as of February 27, 2004 was 18,942,808.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the definitive Proxy Statement for the registrant's 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant's fiscal year, is incorporated by reference into Part III of this Form 10-K.

                                Table of Contents

                                                                                                                Page
                                                                                                                ----
PART I            ................................................................................................1

         ITEM 1.  BUSINESS........................................................................................1
         ITEM 2.  PROPERTIES.....................................................................................17
         ITEM 3.  LEGAL PROCEEDINGS..............................................................................17
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................17

PART II           ...............................................................................................18

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................18
         ITEM 6.  SELECTED FINANCIAL DATA........................................................................19
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........20
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................29
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................29
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........29
         ITEM 9A. CONTROLS AND PROCEDURES........................................................................29

PART III          ...............................................................................................30

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................30
         ITEM 11. EXECUTIVE COMPENSATION.........................................................................30
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.30
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................30
         ITEM 14. PRINCIPAL ACCOUNT FEES AND SERVICES............................................................30

PART IV           ...............................................................................................31

         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................31
                  SIGNATURES.....................................................................................34
                  INDEX TO EXHIBITS..............................................................................35

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................................................F-1
         INDEPENDENT AUDITORS' REPORTS...........................................................................F-2
         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................F-4


                                     PART I

           SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan" or "anticipate" and other similar words. Such forward-looking statements may be contained in the sections "Factors Affecting Operating Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," among other places in this report.

         Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. We do not intend, and undertake no obligation, to update any forward-looking statement.

ITEM 1.  BUSINESS

Overview

         Since 1992, when our predecessor was formed, we have primarily offered consumers personal computers and related products through distribution channels that include television shopping networks, mail order catalog companies and large electronic and office supply chain stores. In December 2003, an investor group acquired a majority of our outstanding common stock and appointed a majority of the members of our board of directors. In January and February of 2004, our new board of directors employed new members of our management team, including a new chief executive officer. Under the direction of our restructured management team, we began implementing a new strategic focus designed to complement our existing business. We are now developing a business plan to launch a hardware and software offering targeted at what we believe is an underserved segment of the personal computer and Internet market.

         We were incorporated in Delaware in May 1994. On December 2, 1999, we completed a merger with Mcglen Micro, Inc. in which the stockholders of Mcglen Micro acquired a majority of our outstanding shares of common stock. On December 17, 1999, we changed our name to Mcglen Internet Group, Inc.

         On March 20, 2002, we completed a merger with Lan Plus Corporation, a manufacturer of branded turnkey computer products and services. In the merger, the shareholders of Lan Plus acquired a majority of our outstanding common stock. In addition, upon the closing of the merger, we completed a one-for-ten reverse stock split and changed our name to Northgate Innovations, Inc. As a result of the merger, for financial accounting purposes, we treat the merger as a purchase of our company by Lan Plus. Therefore, we present the historical financial statements of Lan Plus, for comparison purposes, for all periods presented. We have adjusted all share information contained in this report to reflect the one-for-ten reverse stock split.

Consumer Personal Computer Business

         Our current business model is focused on offering turnkey, build-to-order, personal computers, notebooks, accessories and software products through television shopping networks, mail order catalog companies and large electronic and office supply chain stores, primarily in the United States. Our build-to-order manufacturing process is designed to enable us to achieve high inventory turnover rates and reduced inventory levels. We also believe that, since products are sold closer to the time they are actually manufactured, this process gives us the ability to more rapidly incorporate new technologies and components into our products.

Products and Services

         Our personal computer business develops, manufactures, markets, sells and supports a wide range of desktop systems, notebook computers, workstations and network servers under the Northgate, Protek, and Netway brand names. We also sell, resell and support a variety of additional peripherals, software and services. We offer pre-configured computers with various memory and storage configurations, and various operating systems and application software, as well as our built-to-order systems. We also offer a variety of hardware components and peripherals to complement our desktop systems, notebook computers and network servers, including monitors, modems, graphics cards, accelerators, CD-ROM and DVD drives, software and services. In addition, we offer numerous hardware and Internet services, mainly through third party service providers.

     Revenue Breakdown by
     Product Group                   Year Ended December 31,
     ----------------------------------------------------------------------
                               2003           2002             2001
     ---------------------- ------------ --------------- ------------------
     Systems                 $  53,162      $   41,061   $    47,063
     ---------------------- ------------ --------------- ------------------
     Barebone/bundles            5,393           3,259           222
     ---------------------- ------------ --------------- ------------------
     Components                 18,491          20,856        26,598
     ---------------------- ------------ --------------- ------------------
     Total Revenue           $  77,046      $   65,176     $  73,883
     ---------------------- ------------ --------------- ------------------

Sales and Marketing

         Our end-users are comprised primarily of private consumers, with small and medium-sized businesses and governmental entities making up a much smaller portion. In general, we use similar sales and marketing approaches across all of these different customer groups, since we believe that the demand levels of these various groups respond similarly to changes in market prices and overall general economic conditions. We market and sell our systems primarily through high profile distribution channels in retail, catalog, telemarketing and other industries. We have a direct sales organization focused on selling to these large distribution channels. We also sell through some of these channels using a network of field manufacturers representatives. We also sell a limited number of systems through customer-direct relationships supported by advertising, direct mail, telephone sales and our www.accessmicro.com web site.

         In the second quarter of fiscal 2002, we began marketing and selling our personal computer products through a network of value-added resellers. Through this program, we now have relationships with approximately 159 resellers throughout the United States. We have a dedicated sales force, with experience in selling through resellers, supporting this sales channel. Our arrangements with value-added resellers are non-exclusive, territory specific, generally cover all of our products and provide for appropriate discounts based on a variety of factors, including volume purchases. We support this distribution channel with our www.northgate.com web site, which focuses on information for our reseller program.

Research and Development

         We must continuously evaluate, obtain and incorporate into our offerings new hardware, software, storage, communications and peripherals technologies that are developed by third parties to ensure that our products are compatible with industry standards. Historically, we have not devoted a material amount of our resources to direct research and development activities with respect to our existing business. In the past three years, we have had less than five employees dedicated to this effort. However, we maintain relationships with many of our suppliers and other technology developers, and believe that we benefit from the significant research and development activities conducted by those suppliers and developers.

         We believe that these relationships enable us to evaluate the latest developments in technology, and to quickly introduce new products and new product features to the market. We believe that our turnkey, build-to-order manufacturing process allows us to use these relationships to deliver to our customers these emerging technologies on a timely and more cost-effective basis. We also believe that our relationships with our customers enable us to obtain valuable market information, which we use to assist our suppliers in developing new product offerings.

Manufacturing and Materials

         We currently use third parties to manufacture sub-assemblies for our desktop personal computers and to manufacture our laptop personal computers. We perform final product assembly and quality testing at our headquarters in City of Industry, California. Our manufacturing process consists of assembly, functional testing and quality control of our computer systems. We use production teams to assemble most of our desktop personal computers. We train each member of a production team to do several tasks, which we believe increases flexibility and efficiency. We also apply testing and quality control processes to components, parts and sub-assemblies that we obtain from suppliers. We ship each of our computer systems from our manufacturing facilities ready-for-use, with an operating system and application software installed.

         We maintain quality control through testing components, parts and subassemblies at various stages in the manufacturing process. Our quality control also includes a burn-in period for completed units after assembly, on-going production reliability audits, failure tracking for early identification of production and component problems and information from our customers obtained through our direct relationships and service and support programs. Our computer manufacturing operations have been assessed and certified as meeting the requirements of the International Organization for Standardization (ISO) 9002, a certification that recognizes compliance with international standards for quality assurance.

         We purchase materials, supplies and product subassemblies from a number of vendors. Some key components included in our line of products are currently available only from single or limited sources. In the past, we have experienced significant price increases and limited availability of certain components that are not available from multiple sources. We are dependent upon Microsoft Corporation for various software products.

         Like other participants in the computer manufacturing industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 120 days. At times, we have been constrained by parts availability in meeting our product orders. From time to time, we have obtained scarce components for somewhat higher prices on the open market, which may have an impact on gross margins but does not disrupt production. On occasion, we have also acquired component inventory in anticipation of supply constraints.

Competition

         The personal computer industry represents a mature segment of the consumer electronics industry and is highly competitive, especially with respect to pricing and the introduction of new products and new product features. We expect competition in the personal computer industry to continue to be intense for the foreseeable future. We believe that the principal competitive factors in the market include price, logistics, on-line technical support and services, call center management, Original Equipment Manufacture (OEM) relationships with major component manufacturers, new technology, variety of products, software and features, marketing and sales capability. Although we believe that our products generally compete favorably with respect to such factors, we cannot guarantee that we will compete successfully against current and potential competitors, especially those with greater financial resources or brand name recognition.

         We are considered one of the second tier personal computer manufacturers, which include Systemax, Sys Technologies and Acer, among others. Although we compete with these manufacturers, we also compete with a number of large, national brand, personal computer manufacturers, including Dell, Inc., Gateway, Inc., Hewlett-Packard Company, Apple Computer, Inc., Sony, e-Machines and Toshiba. These manufacturers sell their products through different combinations of national and regional distributors, dealers, value-added resellers, retail stores and direct sales. Most of our current competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a substantially larger installed base of customers than we do. In addition, because of the high volume of components that many of our competitors purchase from their suppliers, they are able to keep their costs of supply relatively low and, as a result, may be able to recognize higher margins on their personal computer sales than we do. The introduction of lower-priced personal computers combined with the brand strength, extensive distribution channels and financial resources of the larger vendors may cause us to lose market share.

Customer Service and Technical Support

         Our technical support and customer service representatives respond to a variety of inquiries from customers, including questions concerning product offerings, order status and post-installation hardware and software issues. We resolve many inquiries over the telephone without the need to repair or replace system components. When repairs are necessary, we may ship a replacement part or system and advise customers by telephone regarding installation. Alternatively, customers may elect to ship a system directly to us for repair. We also provide technical support services through our web sites, www.accessmicro.com and www.northgate.com. These services enable customers to access system-specific information and recent software updates for many of the software programs and drivers included with our computer systems. In addition, many of our systems are sold with system diagnostic and repair software that has been optimized for our products.

Significant Customers

         For the year ended December 31, 2003, our sales to Staples the Office Superstore, Inc. represented approximately 36.5% of our total net sales for the year. We expect that we will continue to be dependent upon Staples for a significant portion of our revenues in future periods. Our agreement with

Staples expires at the end of 2004. The agreement is renewable annually upon mutual agreement between Staples and us.

Management Systems

         Our site management, search, customer interaction, transaction processing and fulfillment systems consist of a combination of our own proprietary technologies and third-party technologies. We have enhanced the capability and scalability of our systems through the acquisition of new third-party technologies and in-house development. In 2002, we implemented new enterprise software for our procurement, accepting and verifying orders, managing orders, creating customer interaction instructions, automatically selecting fulfillment methods, assigning inventory to customer orders, managing shipment of products to customers, recording tracking numbers and authorizing and charging customer credit cards, with address verification.

New Product Initiative

         Currently, we are developing a business plan to launch a new product line that is complementary to our current product line, but will include hardware, software and services designed specifically to be attractive to a segment of the personal computer and online market that we believe is currently underserved. In entering this untested and rapidly changing market sector, we will face a variety of obstacles and challenges.

         We believe, but can give no assurance, that there will be a significant demand for well-designed and attractive consumer electronics products that focus on satisfying the computing desires of our target market segment. As a result of this demand, we hope to be able to charge a relatively higher price for our new line of personal computers and related products, thereby increasing our margins. We are still in the planning stages of our new growth strategy and can give no assurance that we will achieve any of our objectives. Currently, we are developing prototypes and conducting market testing to assess the feasibility of our new business plan. We have no sales contracts with potential customers for our anticipated suite of products and services.

         At this early stage of our efforts with our new product initiative, and given the dynamic nature of the market we hope to serve, we cannot be sure as to the final form that our solutions will take. Our new products, if successfully developed, will be the first in what we hope will be our continuing line of business serving our new target market. We can give no assurance that any of these efforts will be successful.

         We plan to market our new product initiative through specific direct marketing efforts that are focused on the market segment we have targeted. We intend to expend a large portion of our sales and marketing resources on these marketing efforts. We cannot give any assurance that any of these efforts will be successful.

         We believe that strong product development capabilities will be essential to our new product initiative. In early 2004, we began to invest significant time and resources in creating a structured process for undertaking all product development projects for this initiative. After implementing our new product initiative, we actively recruited and hired engineers and software developers with expertise in the areas of hardware design and software. Although we have hired some employees to perform this work, we are currently relying on outside consulting firms to provide the bulk of these resources. We anticipate hiring additional employees in these specialties as our new product initiative matures. We have supported this effort with individuals and additional management with extensive backgrounds in the consumer electronic and enterprise software industries. We will focus our ongoing research and development efforts on our new suite of consumer electronic products. We intend to expend a large portion of our resources on these research and development efforts. We cannot give any assurance that any of these efforts will be successful.

         We intend to use third party manufacturers to produce our new line of consumer products. We believe that it will be essential for us to have relationships with these manufacturers to assure that we have a stable and predictable supply of our products. We are actively seeking manufacturers to supply our products. We have no contracts with potential suppliers for our new suite of products.

Intellectual Property

         We rely, and intend to rely, on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our products. We have applied to register, or intend to register, various trademarks relating to our existing business and our new product initiative. Although we have yet to file any patent applications for inventions related to our new line of products, we anticipate filing patent applications for inventions relating to that product line that we determine will be key to our new product initiative. We can give no assurance that we will obtain any such patents, or that any patents we obtain will be useful in our new business. If we are not successful in obtaining the patent protection we seek, our competitors may be able to replicate our new products and more effectively compete with us.

         In our existing business, we work closely with component suppliers and other technology developers to stay abreast of the latest developments in personal computer technology. We obtain patent licenses for some technologies, some of which require significant royalty payments, when we believe those licenses are necessary or advantageous to our business. We have entered into non-exclusive licensing arrangements with Microsoft and other software suppliers for various operating systems and application software that we sell with our personal computers. Our licensing agreement with Microsoft expires on July 31, 2004.

         From time to time, third parties assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to our business. We evaluate each such claim relating to our products and, if appropriate, seek a license to use the protected technology. The licensing agreements with these parties generally do not require the licensor to assist us in duplicating the protected technology. These agreements also generally do not protect us or our suppliers from claims by third parties of trade secret, copyright or other violations involved in developing or selling these products.

Seasonality

         Our operating results have been subject to seasonality and to quarterly and annual fluctuations. Factors involved in that seasonality include new product developments or introductions, availability of components, changes in product mix and pricing and product reviews and other media coverage. Historically, our sales have increased in the third and fourth calendar quarters due, in part, to back-to-school and holiday spending, respectively. We expect that the sales of our new product line will have similar seasonality patterns.

Employees

         We had 116 full-time employees and 15 part-time employees as of February 29, 2004, a substantial majority of whom are non-management personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that we have satisfactory employee relations.

Government Regulation

         Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the anti-trust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the U.S. Department of Commerce, the product safety regulatory activities of the U.S. Consumer Products Safety Commission and environmental regulation by a variety of regulatory authorities in each of the areas in which we conduct business.

Backlog

         We do not believe that our backlog is a meaningful indicator of sales that we can expect for any period, and there can be no assurance that our backlog at any point in time will translate into sales in any subsequent periods. Historically, our levels of unfilled orders for systems fluctuate depending upon component availability, demand for products, the timing of large volume customer orders and production schedules. Our customers frequently change delivery schedules and orders depending on market conditions and other factors.

Factors Affecting Operating Results

         There are numerous risks affecting our business, some of which are beyond our control. An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment. In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. Our future operating results and financial condition are heavily dependent on our ability to successfully develop, manufacture and market technologically innovative solutions in order to meet customer demands for personal computers and related products. Inherent in this process are a number of factors that we must successfully manage if we are to achieve positive operating results in the future. Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

         We cannot predict our future results because we have recently implemented a new strategic initiative and have no operating history with that line of business.

         Although we have over ten years of operating history, we have no history operating our new business model. We began exploring our new product initiative in December 2003. Our product initiative is still in the early planning stage and is a new strategic focus for us. There are significant risks and costs inherent in our efforts to undertake our new product initiative. These include the risk that we may not be able to develop viable products, achieve market acceptance for our proposed line of products or earn adequate revenues from the sale of such products, that our new business model, if started at all, may not be profitable and other significant risks related to the implementation of a new business model described below. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. We will devote a great deal of our resources to implementing our new product initiative. Therefore, if that initiative is not successful, we may not be able to continue to operate our existing business. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our proposed business model, which would hurt our existing business.

         We may have difficulty in raising capital because our common stock is not traded on a recognized public market.

         In order to implement our new product growth strategy, we will need to raise significant amounts of additional capital. In April 2001, our common stock was de-listed from trading on the Nasdaq SmallCap Market. Our common stock is presently traded in the over-the-counter market, which is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock.

         In addition, since the trading price of our common stock is less than $5.00 per share, trading in our common stock is also subject to the requirements of Rule 15g-9 of the Exchange Act. Our common stock is also considered a penny stock under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which defines a penny stock, generally, as any equity security not traded on an exchange or quoted on the Nasdaq SmallCap Market that has a market price of less than $5.00 per share. Under Rule 15g-9, brokers who recommend our common stock to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they:

         o make an individualized written suitability determination for the purchaser; and

         o receive the purchaser's written consent prior to the transaction.

         The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our common stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. For all of these reasons, an investment in our equity securities may not be attractive to our potential investors. Although we intend to apply to have our common stock listed on the Nasdaq National Market or the Nasdaq SmallCap Market, there is no assurance that we will be successful in getting such listing in the foreseeable future.

         The implementation of our new product initiative is risky and expensive, and it is possible that we may never become profitable.

         Successful implementation of our new product initiative continues to involve several risks. These risks include:

         o        reliance upon unproven products;

         o        our unproven and evolving business model;

         o unknown market acceptance of our new product line and any additional products that we may be able to develop;

         o our ability to anticipate and adapt to a rapidly developing market and to changing technologies;

         o        the effect of competitive pressures in the marketplace;

         o our need to structure our internal resources to support the development, marketing and future growth of our existing and proposed product offerings;

         o uncertainties concerning our strategic direction and financial condition;

         o our need to introduce additional reliable products that meet the demanding needs of our target market; and

         o our need to enhance our business development, research and development, product development and support organizations, and to expand our distribution channels, to develop our new product initiative.

         In addition, although we believe that the actions that we are taking will help us become profitable, we cannot assure you that such actions will succeed in the long or short term.

         Internal and external changes resulting from our financial condition may concern our prospective customers, investors, suppliers and employees, and produce a prolonged period of uncertainty, which could have a material adverse affect on our business. Our growth strategy requires substantial changes, including pursuing new strategic relationships, increasing our research and development expenditures, adding employees who possess the skills we believe we will need going forward, establishing leadership positions in what we believe will be new high-growth markets, establishing distribution channels for our new products and realigning and enhancing our sales and marketing departments. Many factors may impact our ability to successfully implement our growth strategy, including our ability to finalize agreements with other companies, sustain the productivity of our workforce, introduce innovative new products in a timely manner, manage operating expenses and quickly respond to, and recover from, unforeseen events associated with our strategy.

         As a result of our new growth strategy, it is extremely difficult to forecast our future financial performance. We are now in the initial stages of pursuing our new business plan. Therefore, we do not expect to achieve profitability, and expect to continue to incur net losses, at least through the end of 2004. We expect to incur significant product development, administrative and operating expenses relating to our new product initiative in the future. Only if we are able to successfully develop our proposed products, bring them to market before our competitors, and gain the acceptance of our products by our target market, will we be able to generate any significant revenues from our new business model. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of that business model.

         If we are unable to develop our new line of products and services, our business will suffer.

         We hope to develop and then deliver to market an offering of hardware, software and services focused on a segment of the personal computer and online market that we believe is currently underserved. If we are unsuccessful in developing these new products, we will have no new products or services to bring to market and, therefore, will never be able to generate revenues from our new product initiative, and our business will suffer. Also, if we exhaust all available funds before we can develop our new line of products and services, our new business model will fail, and our existing business will suffer.

         The market potential for our new products is unproven, and may not develop as we hope, which could result in our failure to achieve sales and profits from our new product initiative.

         Our business model involves competing in a dynamic, but mature, market. Therefore, our financial performance and any future growth will depend, in large part, upon our ability to obtain market share from existing competitors. We intend to invest a significant portion of our resources in the market segment we have targeted, which we anticipate will grow at a significantly higher rate than the broader consumer electronics industry on average. The markets for consumer electronics products are highly competitive, and we are not certain that our target customers will widely adopt our new products. Our target customers may not choose to use our products for technical, style, cost, support or other reasons. If we are incorrect in our assumption that our target market is underserved, and that market does not develop as we hope, or if our new products and services do not meet the demand in that market, we may never achieve significant revenues and profits from our new product initiative. We cannot be certain that a market for our new products or services will ever emerge or be sustainable if it does emerge. If this market does not develop, or develops more slowly than we expect, our business, results of operations and financial condition will be seriously harmed.

         If we are unable to develop and introduce our new product line quickly, our business will suffer.

         The market for consumer electronics products is characterized by rapid technological change, frequent new product introductions and changes in customer requirements. We believe that we have identified a segment of the personal computer market that is currently underserved. Therefore, our success will depend upon our ability to develop and introduce our new products in a timely manner and to gain market acceptance of any products developed, before a competitor can introduce products aimed at our target market segment. In developing our new line of products, we have made, and will continue to make, assumptions with respect to which features and performance criteria our target customers will require. If we implement features and performance criteria that are different from those required by our target customers, market acceptance of our products may be significantly reduced or delayed and our business would be seriously harmed.

         Competition in the personal computer market may reduce the demand for, or price of, our products.

         We are considered one of the second tier personal computer manufacturers, which include Systemax, Sys Technologies and Acer, among others. Although we compete with these manufacturers, we also compete with a number of large, national brand, personal computer manufacturers, including Dell, Inc., Gateway, Inc., Hewlett-Packard Company, Apple Computer, Inc., Sony, e-Machines and Toshiba. We may also face additional competition from new entrants into the personal computer market that we have not yet identified. The market for personal computers and related products is highly competitive, and we expect competition to intensify in the future. Our competitors may introduce new competitive products aimed at the same markets targeted by our line of products. These products may have better performance, lower prices and broader acceptance than our products. Competition may reduce the overall market for our products.

         Most of these current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. In addition, because of the higher volume of components that many of our competitors purchase from their suppliers, they are able to keep their costs of supply relatively low and, as a result, may be able to recognize higher margins on their personal computer sales than we do. Many of our competitors may also have existing relationships with the resellers who we use to sell our products, or with our potential customers. This competition may result in reduced prices, reduced margins and longer sales cycles for our products. The introduction of lower-priced personal computers, combined with the brand strength, extensive distribution channels and financial resources of the larger vendors, would cause us to lose market share and would reduce our margins on those personal computers we sell. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected.

         We are dependent on Staples for a substantial portion of our revenues.

         We are dependent upon our relationship with Staples for a substantial portion of our existing and anticipated revenues. For the year ended December 31, 2003, sales to Staples represented approximately 36.5% of our total net sales for the year. We expect that we will continue to be dependent upon Staples for a significant portion of our revenues in future periods. As a result of this concentration of sales, our business, operating results or financial condition would suffer as a result of the termination of, or an adverse change in, our relationship with Staples. In addition, we cannot assure you that our relationship with Staples will continue, or if continued, will not decrease in any future period. Staples may also use this concentration of sales to negotiate lower prices for our products, which would result in lower margins on the products we sell to Staples. Our agreement with Staples expires at the end of 2004. The agreement is renewable annually upon mutual agreement between Staples and us. Therefore, we cannot assure you that we will generate significant revenues in future periods from Staples. The loss of all or any significant part of our relationship with Staples would seriously harm our business.

         We will not be able to develop or continue our business if we fail to attract and retain key personnel.

         Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management and other key personnel. The loss of the services of our executive officers or other key employees could adversely affect our business. Competition for qualified personnel possessing the skills necessary for success in the competitive consumer electronics industry is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully. Because we have experienced operating losses, and because our common stock is not traded on a recognized national market, we may have a more difficult time in attracting and retaining the employees we need. Our relationships with most of these key employees are "at will." Moreover, we do not have "key person" life insurance policies covering any of our employees.

         Some members of our management team have joined us only recently. Our success depends to a significant degree upon the continued contributions of our key management, business development and marketing, engineering, research and development and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Kent A. Savage, our chief executive officer.

         The brand for our new product initiative may not achieve the broad recognition necessary to grow our customer base.

         We believe that recognition and a favorable perception of our new products and services by our target market is essential to the success of our new product initiative. If we are unsuccessful in establishing or maintaining a favorable perception of our products and services, we may not be able to grow our customer base. Our success in promoting and maintaining the brand that we use in connection with the new business model, will depend largely on:

         o the success of our brand-enhancement strategy, including marketing and advertising, promotional programs and public relations activities;

         o the quality and ease-of-use of our products, services and applications;

         o        our ability to provide high quality customer service; and

         o our ability to enhance and improve the quality and features of our products and services.

         We cannot assure you that we will be able to achieve success in any of these areas. In addition, in order to attract and retain customers and to promote and maintain our brands, we will need to substantially increase our marketing expenditures. If we incur excessive expenses in promoting and maintaining our brands, our financial results could be seriously harmed.

         If we are unable to acquire key components or are unable to acquire them on favorable terms, our business will suffer.

         Some key components included in our line of products are currently available only from single or limited sources. In addition, some of the suppliers of these components are also supplying certain of our competitors. We cannot be certain that our suppliers will be able to meet our demand for components in a timely and cost-effective manner. We expect to carry little inventory of some of our products and product components, and we will rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based upon forecasts we provide. We may not be able to develop an alternate source of supply in a timely manner, which could hurt our ability to deliver our products to our customers. If we are unable to buy these components on a timely and a cost-efficient basis, we may not be able to deliver products to our customers, or the margins we receive for our products may suffer, which would negatively impact our future financial performance and, in turn, seriously harm our business.

         We purchase a substantial portion of our products from a single manufacturer. Purchases from this manufacturer accounted for more than 11% of our aggregate merchandise purchases for 2003. We have no long-term contracts or arrangements with this manufacturer, or our other suppliers, that guarantee the availability of components. If we lose our relationship with this manufacturer, we may not be able to find an alternate supplier on a timely basis, or on reasonable terms.

         At various times, some of the key components for our products have been in short supply. Delays in receiving components would harm our ability to deliver our products on a timely basis. In addition, because we expect to rely on purchase orders rather than long-term contracts with our suppliers, we cannot predict with certainty our ability to procure components in the longer term. If we receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet our customers' demand, those customers could choose to purchase competing products.

         Our reliance on third parties to manufacture and assemble our products could cause a delay in our ability to fill orders, which might cause us to lose sales.

         We currently use third parties to manufacture sub-assemblies of our products and we purchase our components on a purchase order basis. We expect to continue this method of procurement indefinitely, at least with respect to our existing business. If we cannot continue our arrangement with our contract manufacturers, and if we cannot establish an arrangement with at least one contract manufacturer who agrees to manufacture our sub-assemblies on terms acceptable to us, we may not be able to produce and ship our products, and our business will suffer. If we fail to manage our relationships with our contract manufacturers effectively, or if they experience delays, disruptions or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed.

         The absence of dedicated capacity with our contract manufacturers means that, with little or no notice, they could refuse to continue manufacturing, or increase the pricing of, some or all of our products. Qualifying new contract manufacturers and commencing volume production would be expensive and time-consuming. If we are required or choose to change contract manufacturers, we could lose revenues and damage our customer relationships.

         Our reliance on third-party manufacturers also exposes us to the following risks that are outside our control:

         o        unexpected increases in manufacturing and repair costs;

         o interruptions in shipments if one of our manufacturers is unable to complete production;

         o        inability to control delivery schedules;

         o        unpredictability of manufacturing yields; and

         o inability of a manufacturer to maintain the financial strength to meet our procurement and manufacturing needs.

         We may not be able to compete effectively if we are not able to protect our intellectual property.

         We rely, and intend to rely, on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our products. We have applied to register, or intend to apply to register, various trademarks relating to our existing business and our new product initiative. Although we have yet to file any patent applications for inventions related to our new line of products, we anticipate filing patent applications for inventions relating to that product line which we determine will be key to our new product initiative. If we are not successful in obtaining the patent protection we need, our competitors may be able to replicate our technology and compete more effectively against us. We also enter, and plan to continue to enter, into confidentiality or license agreements with our employees, consultants and other parties with whom we contract, and control access to and distribution of our software, documentation and other proprietary information. The legal protections described above would afford only limited protection. Unauthorized parties may attempt to copy aspects of our products, or otherwise attempt to obtain and use our intellectual property. Monitoring unauthorized use of our products will be difficult, and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

         Undetected product errors or defects could result in loss of revenues, delayed market acceptance and claims against us.

         We offer a warranty on all of our products, allowing the end user to have any defective unit repaired or to receive a replacement product within a certain period after the date of sale. Our products may contain undetected errors or defects. If one of our products fails, we may have to replace all affected products without being able to record any revenue for the replacement units, or we may have to refund the purchase price for the defective units. Some errors are discoverable only after a product has been installed and used by end users. Any errors discovered after our products have been widely used could result in loss of revenues and claims against us.

         If we are unable to fix errors or other problems that later are identified after installation, in addition to the consequences described above, we could experience:

         o        failure to achieve market acceptance;

         o        loss of customers;

         o        loss of market share;

         o        diversion of development resources;

         o        increased service and warranty costs; and

         o        increased insurance costs.

         If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could reduce our gross margins or cause us to lose sales.

         We provide forecasts of our demand to our contract manufacturers prior to the scheduled delivery of products to our customers. If we overestimate our requirements, our contract manufacturers may have excess component inventory, which would increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products or increase the costs of our products.

         We could become subject to litigation regarding intellectual property rights that could be costly and result in the loss of significant rights.

         In recent years, there has been a significant increase in litigation in the United States involving patents and other intellectual property rights. In the future, we may become a party to litigation to protect our intellectual property or to defend against an alleged infringement by us of another party's intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our intellectual property rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

         o stop or delay selling, integrating or using products that use the challenged intellectual property;

         o obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license might not be available on reasonable terms, or at all; or

         o        redesign the products that use that technology.

         If we are forced to take any of these actions, our business might be seriously harmed. Our business insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that could be imposed.

         The inability to obtain any third-party license required to develop new products and product enhancements could seriously harm our business, financial condition and results of operations.

         From time to time, we are required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available to us on commercially reasonable terms, or at all. Our inability to obtain any third-party license necessary to develop new products or product enhancements could require us to obtain substitute technology of lower quality or performance standards, or at greater cost, which could seriously harm our business, financial condition and results of operations.

         Our officers and directors own a large percentage of our outstanding stock and could significantly influence the outcome of actions.

         Glenbrook Group, LLC, an entity controlled by members of our board of directors, owned approximately 50.1% of our outstanding stock as of February 29, 2004. Our executive officers, directors and entities affiliated with them, including Glenbrook Group and our employee stock ownership plan, in the aggregate, beneficially own approximately 78.0% of our outstanding stock as of February 29, 2004. These stockholders, if acting together, would be able to determine all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

         Shares of common stock eligible for public sale could cause our stock price to decline.

         The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This circumstance may be more significant because of the relatively low volume of our common stock that is traded on any given day. All of our outstanding common stock that was issued in private placements prior to December 2003 may currently be resold in reliance on Rule 144 of the Securities Act. We have the obligation to file a registration statement registering the resale of the shares of our common stock issued in our December 2003 private placement, and the shares purchased from our former majority shareholder, on or before April 7, 2004, and that registration statement must be declared effective prior to May 22, 2004, or June 21, 2004 if the registration statement is subject to review by the Securities Exchange Commission. Such registration may result in additional shares being sold in the market, which may have a negative impact on the market price of our common stock.

         We may be unable to obtain the additional capital required to grow our business, which could seriously harm our proposed business. If we raise additional funds, our current stockholders may suffer substantial dilution.

         As of December 31, 2003, we had approximately $464,000 in cash and cash equivalents on hand. We currently do not have a traditional line of credit with a commercial bank. We may need to raise additional funds at any time and, given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

         Our future capital requirements will depend upon several factors, including whether we are successful in developing our products, and our level of operating expenditures. Our expenditures are likely to rise as we continue our technology and business development efforts. If our capital requirements vary materially from those we currently plan, we may require additional financing sooner than anticipated. If we cannot raise funds on acceptable terms, we may not be able to develop our new products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to develop and grow our business.

         Further, if we issue equity securities, our existing stockholders will experience dilution of their ownership percentages, and the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we do not obtain additional funds when needed, we could quickly cease to be a viable going concern.

         We do not intend to declare dividends and our stock could be subject to volatility.

         We have never declared or paid any cash dividends on our common stock. We presently intend to retain all future earnings, if any, to finance the development of our business and do not expect to pay any dividends on our common stock in the foreseeable future.

         The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

         o variations in the magnitude of our losses from operations from quarter to quarter;

         o changes in market valuations of companies in the consumer electronics industry;

         o changes in the dynamics of the market segment that we are targeting with our new product initiative;

         o announcements by us or our competitors of new technology, products, services, significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other material developments that affect our prospects and our relative competitive position in our prospective markets;

         o our inability to locate or maintain suppliers of components of our line of consumer electronics products at prices that will allow us to attain profitability;

         o product or design flaws, or our inability to bring functional products to market, product recalls or similar occurrences, or failure of a substantial market to develop for our planned products;

         o        additions or departures of key personnel;

         o        sales of capital stock in the future;

         o        stock liquidity or cash flow constraints; and

         o fluctuations in stock market prices and volume, which are particularly common for the securities of highly volatile technology companies pursuing untested markets and new technologies.

ITEM 2.  PROPERTIES

         Our principal property consists of our headquarters located in a leased facility (approximately 78,000 square feet) at 801 S. Sentous Street, City of Industry, California. We believe that our present facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

         On or about December 16, 2002, the Pension and Welfare Benefits Administration of the U.S. Department of Labor informed us that they had selected our employee stock ownership plan for review. The Department of Labor has raised issues regarding the December 1999 transaction between our former chief executive officer and majority stockholder and the Lan Plus, Inc. [sic] Employee Stock Ownership Plan. In the December 1999 transaction, our former chief executive officer sold shares of our preferred stock to the plan in connection with the establishment the plan. The Department of Labor has indicated that this transaction may have been a prohibited transaction because the purchase price of the shares may have been above fair market value at the time of the transaction, which would require the unwinding or correction of the transaction. Although our former chief executive officer is primarily responsible for remedying any prohibited transaction, we may have some liability as a co-fiduciary of the plan. However, our former chief executive officer has agreed to indemnify us against any costs or damages incurred by us in connection with the Department of Labor investigation. We intend to cooperate with the Department of Labor in connection with its review of our employee stock ownership plan, and to bring such review to conclusion as quickly as possible.

         At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "NGTE". Prior to March 28, 2002, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol "MIGS". Effective March 28, 2002, we implemented a one-for-ten reverse stock split in connection with our merger with Lan Plus Corporation and, on that date, every ten shares of common stock outstanding were converted into one share of common stock.

         The following table shows the high and low daily closing sale prices per share of our common stock on the Over-the Counter Bulletin Board for each quarterly period within the two most recent fiscal years. We have adjusted all of the price information to reflect the one-for-ten reverse stock split as if it had taken place on December 31, 2001.

                                                               Price Range
                                                               -----------
Quarter Ending                                           High              Low
--------------                                           ----              ---
March 31, 2002...................................        $2.00            $0.50
June 30, 2002....................................         1.01             0.17
September 30, 2002...............................         0.90             0.08
December 31, 2002................................         0.51             0.16
March 31, 2003...................................         0.25             0.11
June 30, 2003....................................         0.25             0.12
September 30, 2003...............................         0.25             0.07
December 31, 2003................................         1.35             0.11

         As of February 29, 2004, there were approximately 120 holders of record of our common stock, and the closing price on the OTC Bulletin Board was $0.95.

         We have not declared cash dividends on our common stock since our inception. Our board of directors intends to retain any of our earnings to support operations and to finance expansion and does not intend to pay cash dividends on our common stock in the foreseeable future. Any future determinations as to the payment of dividends will be at the discretion of our board of directors, and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant.

Recent Sales of Unregistered Securities

         On December 9, 2003, we sold 4,000,000 shares of our common stock to Glenbrook Group, LLC for $0.25 per share, or a total of $1 million, in cash. In connection with that offering, we also entered into a consulting agreement with J&M Interests, LLC, a controlling member of Glenbrook, under which we agreed to issue to J&M Interests warrants to purchase 2.5 million shares of our common stock for $0.50 per share. The warrants, which are exercisable over a five-year period, was consideration for consulting services provided to us by J&M Interests over the six-month period following the date of issuance. The offering to Glenbrook and J&M Interests was exempt from registration under the Securities Act pursuant to Section 4(2) of that act and Regulation D promulgated by the Securities Exchange Commission.

         In March 2002, we entered into a corporate consulting agreement with Investor Relation Resources. In exchange for various corporate consulting and public relations services, we agreed to issue 10,000 shares of our common stock. We valued these shares at the market price on the date of the agreement, $1.00 per share. These shares were not registered under the Securities Act pursuant to Sectiuon 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and the notes thereto included elsewhere in this report. The consolidated balance sheet data as of December 31, 2003 and 2002 and the consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 set forth below are derived from, and qualified by reference to, our audited financial statements appearing elsewhere in this annual report. The consolidated balance sheet data for the years ended December 31, 2001, 2000 and 1999 and the consolidated statement of operations data for the years ended December 31, 2000 and 1999 are derived from audited consolidated financial statements not included herein.

 Statements of Operations Data:                                    Years ended December 31,
                                        2003              2002              2001                2000              1999
                                    --------------    -------------    ----------------    ---------------     ------------
                                                            (in thousands, except per share data)

 Net sales........................      $  77,046         $ 65,176         $    73,883        $    69,101      $    87,158
 Cost of sales....................         72,790           58,650              64,872             60,326           76,845
                                    --------------    -------------    ----------------    ---------------     ------------

 Gross profit.....................          4,256            6,526               9,011              8,775           10,313
 Operating expenses...............          8,724            8,032               7,273              7,700           10,176
                                    --------------    -------------    ----------------    ---------------     ------------

 Income (loss) from operations....         (4,468)          (1,506)              1,738              1,075              137

 Other (income) expense...........            330              268                (217)               202             (282)
                                    --------------    -------------    ----------------    ---------------     ------------

 Income (loss) before income
 taxes............................         (4,798)          (1,774)              1,955                873              419

 Provision (benefit) for income
 taxes............................            (79)             489                 467                358              173
                                    --------------    -------------    ----------------    ---------------     ------------

 Net income (loss)................      $  (4,719)         $(2,263)        $     1,488        $       515      $       246
                                    ==============    =============    ================    ===============     ============

 Basic income (loss) per common
 share............................      $   (0.31)        $  (0.16)        $      0.15        $      0.05      $      0.02

 Fully-diluted income (loss) per
 common share.....................      $   (0.31)        $  (0.16)        $      0.13        $      0.05      $      0.02

                                                                      As of December 31,
                                        2003              2002              2001                2000              1999
                                    --------------    -------------    ----------------    ---------------     ------------
                                                            (in thousands, except per share data)
 Balance Sheet Data:
 Cash and cash equivalents........      $     464         $  1,983         $    8,555         $     2,884      $     1,307
 Working capital..................          2,133            3,239              5,245               3,836            5,483
 Total assets.....................         15,397           15,183             24,091              13,913           20,775
 Long-term debt...................          1,355            9,263              9,263               9,880           11,303
 Stockholders' equity (deficit)...          5,061             (966)            (3,238)             (5,609)          (5,412)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the section "Selected Financial Data" and the financial statements and related notes included elsewhere in this report.

         The information contained below may be subject to risk factors. We urge you to review carefully the section "Factors Affecting Operating Results" in this report for a more complete discussion of the risks associated with an investment in our securities. See "Special Note on Forward-Looking Statements and Risk Factors" above under Item 1.

Executive Overview

         Since 1992, when our predecessor was formed, we have primarily offered consumers personal computers and related products through distribution channels that include television shopping networks, mail order catalog companies and large electronic and office supply chain stores. In December 2003, an investor group acquired a majority of our outstanding common stock and appointed a majority of the members of our board of directors. In January and February of 2004, our new board of directors employed new members of our management team, including a new chief executive officer. Under the direction of our restructured management team, we began implementing a new strategic focus designed to compliment our existing business. We are now developing a business plan to launch a hardware and software offering targeted at what we believe is an untapped segment of the personal computer and Internet market.

         On March 20, 2002, we completed a merger with Lan Plus Corporation, a manufacturer of both private-label and branded turnkey computer products and services. In that merger, the shareholders of Lan Plus acquired approximately 75% of our outstanding common stock as of that date. In addition, upon the closing of the merger, we completed a one-for-ten reverse stock split and changed our name from Mcglen Internet Group, Inc. to Northgate Innovations, Inc. As a result of the merger, for financial accounting purposes, we treat the merger as a purchase of us by Lan Plus. Therefore, we present the historical financial statements of Lan Plus for comparison purposes for all periods presented.

         In the consumer electronics industry, and particularly with respect to the distribution of personal computers, financial performance is closely tied to the ability of the distributor to receive adequate gross profit margins. Since our operating expenses are relatively non-variable, we must increase our gross margins in order to generate more income, and cash. Competition has driven down the selling prices for personal computers. Due primarily to the competitive pressures on our selling prices, over the last two fiscal years we have experienced increasing pressure on our gross profit margins, which have dropped from 12.2% in 2001 to 5.5% in 2003. As a result, we have also experience operating losses and net losses in each of the past two fiscal years. These losses have been the primary reason for a decrease in our cash and cash equivalents from approximately $8.6 million at the end of 2001 to approximately $464,000 at the end of 2003. We expect that there will be continued pressure on our margins in the foreseeable future.

         In order to improve our gross profit margins, we have adopted our new product initiative to try to decrease the competitive pressures on our margins. Our new product initiative is designed to increase demand for our products, so that we can charge a higher price for, and thereby increase the profit margin on, those products. If we are unsuccessful in increasing the demand for our new products, resulting in a higher price for those products, we will probably not be successful in improving our profit margins. We are also trying to increase the profit margins on both our new products and our existing product line by lowering our component costs, which decreases our cost of goods sold. However, lowering component costs has proven difficult in the past. If we cannot improve our margins through our new product initiative, or by lowering our component costs, our financial performance is likely to continue to suffer in 2004 and beyond.

Critical Accounting Policies and Estimates

         Management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenue recognition, deferred taxes, impairment of long-lived assets and inventory. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

         Our critical accounting policies are as follows:

         Revenue Recognition. We derive revenue primarily from sales of our personal computers, and to a lesser extent, from software, peripherals and accessories. Generally, we will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. We provide for estimated costs of doubtful accounts and product warranties as a reduction in revenue at the time we recognize revenue. Our estimate of costs of doubtful accounts is based upon our historical collection experience. If our collections decrease due to the deterioration of the financial condition of our customers, or otherwise, we would have to increase the doubtful account allowance, which would reduce revenues. Securities and Exchange Commission Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements requires us to estimate returns and warranty expenses prior to recognizing revenue. While certain of the products we sell are covered by third party manufacturer warranties, we may have products returned by customers the costs of which we may not be able to recover from the manufacturer. Returns of this nature have been immaterial in the past; however, should actual product failure rates increase, or if the manufacturers go out of business or refuse to honor their warranty obligations, we may be forced to cover these warranty costs and the costs may differ from our estimates. We will record discounts provided to resellers for achieving purchasing targets as a reduction of revenue on the date of sale.

         Vendor Rebates. We earn rebates from our vendors that are based on various quantitative contract terms. Amounts we expect to receive from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold at the time the merchandise is sold. If the amounts of those rebates we actually receive are less than we expected, our cost of sales will be understated for the period covered. We record rebates received that represent a reimbursement of incremental costs, such as advertising, as a reduction to the related expense in the period that the related expense is incurred. We have several controls in place that we believe allow us to ensure that these amounts are recorded in accordance with the terms of the applicable contracts. Should the vendors paying the rebates reach different judgments regarding the terms of these contracts, they may seek to recover all or a portion of the rebates from us.

         Deferred Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in our statement of operations.

         Significant judgment involving multiple variables is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In assessing the potential realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon achieving future taxable income during the period in which our deferred tax assets are recoverable. If our estimates regarding our future taxable income prove to be incorrect, we may have to write down the value of the deferred tax assets.

         Impairment of Long-Lived Assets. We evaluate the recoverability of our long-lived assets and review these assets for recoverability when events or circumstances indicate a potential impairment. Factors we consider important that could trigger an impairment review include the following:

         o significant underperformance relative to historical or projected operating results;

         o significant changes in the manner or use of the assets or the strategy for our overall business; and

         o        significant negative industry or economic trends.

         When we determine that the carrying value of these assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. We record assets to be disposed of at the lower of the carrying amount or fair market value less anticipated costs of sales.

         Impairment of Goodwill and Other Intangible Assets. As a result of our adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", we now annually review goodwill and other intangible assets that have indefinite lives for impairment and whether events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. These reviews require us to estimate the fair value of our identified reporting units and compare those estimates against the related carrying values. For each of the reporting units, the estimated fair value is determined as compared to our stock price.

         Inventory. We adjust our inventory values so that the carrying value does not exceed net realizable value. We estimate net realizable value based upon forecasted demand. However, forecasted demand is subject to revisions and actual demand may differ. This difference may require a write-down of our inventory, which could have a material effect on our financial condition and results of operations. From time to time, we maintain at our facilities component parts inventory that remains the property of our vendors supplying the inventory until such time as we elect to use the inventory. At the time we elect to use the inventory, we reflect the cost of that inventory in our inventory account, and generate a corresponding account payable.

2002 Restatement

         In connection with the preparation of our quarterly report for the six-month period ended June 30, 2003, we became aware of certain differences in our detailed records and the liabilities included in our financial statements for the year ended December 31, 2002. We conducted an investigation into those differences. As a result of that investigation, we concluded that the amount of our accounts payable reported for December 31, 2002 was understated as a result of an incorrect adjustment for consigned inventory. This understatement of accounts payable in the period resulted in a lower costs of goods sold and higher net income for the period. The restatement caused our net loss to be increased for the year ended December 31, 2002. In addition, in connection with the restatement, we reviewed certain tax assets reflected in the financial statements as of December 31, 2002 and determined that certain of those assets may expire before we can utilize them. Therefore, we recorded a valuation allowance for the deferred tax assets as of December 31, 2002.

Results of Continuing Operations for the Years Ended December 31, 2003 and 2002

Results of Operations

         The following table sets forth for the years indicated the percentage of net sales represented by certain items reflected in our consolidated statements of operations. There can be no assurance that the trends indicated will continue in the future.

                                                   PERCENTAGE OF NET SALES
                                                   Year Ended December 31,

                                             2003          2002          2001
                                             ----          ----          ----

STATEMENTS OF OPERATIONS DATA:
Net sales                                    100.0%        100.0%        100.0%
Cost of sales                                 94.5%         90.0%         87.8%

Gross profit                                   5.5%         10.0%         12.2%
Operating expenses                            11.3%         12.3%          9.8%

Income (loss) from operations                 (5.8%)        (2.3%)         2.4%
Other (income) expense                         0.4%          0.4%         (0.2%)

Income (loss) before income taxes             (6.2%)        (2.7%)         2.6%
(Provision) benefit for income taxes           0.1%         (0.8%)        (0.6%)

Net income (loss)                             (6.1%)        (3.5%)         2.0%


Net Sales

         Our net sales are primarily derived from our sale of personal computer hardware, software, peripherals and accessories. Our net sales increased by approximately $11.9 million, or 18.2%, to approximately $77.0 million for the year ended December 31, 2003, compared to approximately $65.2 million for the year ended December 31, 2002. The increase in net sales was a result of an increase in the number of computer systems shipped during the period with the addition of Staples as our largest customer in late 2002.

Gross Profit

         Our gross profit consists of net sales less our product and shipping costs. Our gross profit decreased by $2.3 million, or 34.8%, to approximately $4.3 million for the year ended December 31, 2003, compared to $6.5 million for the year ended December 31, 2002. The decrease in our gross profit was a result of a decrease in the average selling price per system due to lower component costs and competition in the marketplace. Our gross profit in 2003 was significantly impacted by price reductions in the marketplace by competitors such as Dell and Gateway, as well as reduction in consumer demand, each of which took place in the fourth quarter of 2002. In addition, in the fourth quarter of 2002 our airtime on one of the home shopping networks decreased significantly as compared to the prior year. Our gross profit margins may continue to be impacted by competitive pressures in the future. However, our new product initiative is designed to decrease those competitive pressures and increase our gross profit margins for our new products.

Operating Expenses

         Our operating expenses increased by approximately $692,000, or 8.6%, to $8.7 million for the year ended December 31, 2003, from $8.0 million for 2002. The increase in operating expenses was attributable to a $590,000 impairment loss on goodwill and $625,000 of non-cash stock compensation expense. These amounts were offset in part by a decrease in salaries of approximately $330,000 and a decrease in costs related to outsourcing assembly of approximately $180,000. We did not make any discretionary contributions to our employee stock ownership plan in 2002 or 2003.

Other (Income) Expense

         Our net other expense increased by approximately $62,000, or 23.1%, to $330,000 for the year ended December 31, 2003, from $268,000 for the prior year. The increase was primarily due to lower interest income in 2003. We expect that our operating expenses will increase in our current fiscal year and beyond. Our new product initiative will require significant increases in research and development expenses and sales and marketing expenses. We will also incur higher general and administrative expenses related to the expansion of our management team in early 2004 and related costs.

Income Taxes

         Our provision for income taxes for the year ended December 31, 2003 was a credit of $79,000, versus $489,000 for the year ended December 31, 2002. The income tax provision for 2003 decreased primarily as a result of our taxable losses.

Results of Continuing Operations for the Years Ended December 31, 2002 and 2001

Net Sales

         Our net sales decreased by $8.7 million, or 11.8%, to $65.2 million for the year ended December 31, 2002, compared to $73.9 million for the year ended December 31, 2001. The decrease in net sales was a result of a decrease in the number of computer systems shipped during the period, as well as a decrease in the average selling price per system due to lower component costs and competition in the marketplace. The fourth quarter of 2002 was significantly impacted by price reductions in the marketplace by our competitors, such as Dell and Gateway, as well as reduction in consumer demand. In addition, in the fourth quarter of 2002 our airtime on one of the home shopping networks decreased significantly as compared to the prior year.

Gross Profit

         Our gross profit decreased by $2.5 million, or 27.6%, to $6.5 million for the year ended December 31, 2002, compared to $9.0 million for the year ended December 31, 2001. The decrease in gross profit was due to the decrease in net sales discussed above and the resulting decrease in our gross profit margin. Our gross profit margin, as a percentage of net sales, decreased to 10.0% for the year ended December 31, 2002 from 12.2% for the year ended December 31, 2001. The decrease in gross profit margin as a percentage of sales was due to an increase in labor and applied overhead costs associated with the integration of Mcglen and Lan Plus following the 2002 merger of those companies, an increase in costs due to integration of our new enterprise software in 2002 and less units being produced in 2002 as compared to 2001.

Operating Expenses

         Our operating expenses increased by $0.7 million, or 9.6%, to $8.0 million for the year ended December 31, 2002, from $7.3 million for 2001. The increase in operating expenses was attributable to an increase in payroll and related costs and an increase in advertising costs in 2002. Compensation expense related to our employee stock ownership plan decreased by $0.3 million for the year ended December 31, 2002, as we did not make any discretionary contributions to the plan in 2002. Payroll and related costs increased by approximately $0.9 million, or 19.1%, for the year ended December 31, 2002 compared to 2001. The increase in payroll and payroll related costs was due to a 15% increase in insurance costs in 2002 and a 20% increase in average head count for the year ended December 31, 2002. Advertising expense increased by approximately $250,000 in 2002 as we received less market development funds from our suppliers. We also increased our print advertising expenditures as we began to advertise the Northgate brand. We also experienced an increase in labor and applied overhead costs associated with the integration of two operations following our March 2002 merger with Mcglen Internet Group and an increase in costs due to the integration of our new enterprise software in 2002.

Other (Income) Expense

         Our other income decreased by approximately $485,000, or 223.5%, to a net other expense of $268,000 for the year ended December 31, 2002, from a net other income of $217,000 for the prior year. The decrease was partially due to decreased gains on our marketable securities portfolio and lower interest income in 2002. We also recorded an $827,000 loss in 2002 on our marketable securities portfolio as the result of the overall decline in the stock and bond markets from when we purchased the securities, as well as specific factors affecting individual investments within the portfolio. As a partial offset to these decreases, in the fourth quarter of 2002, we reached a settlement with the lender under our predecessor's line of credit. Under that settlement, we repaid $40,000 of the $90,000 that was due under the line of credit. The resulting gain of $50,000 is included in other income for the year ended December 31, 2002. Also in 2002, we revised our estimate for accruals related to our liability for certain subscriber fees to an Internet service provider, resulting in recognition of other income of approximately $1.0 million.

Income Taxes

         Our provision for income taxes for the year ended December 31, 2002 was $489,000, versus $467,000 for the year ended December 31, 2001. The income tax provision for 2002 increased primarily as a result of a valuation allowance applied to our tax asset acquired during 2002, offset by certain changes in the estimates for our past income tax liabilities, and amounts refundable from prior years' tax payments.

Liquidity and Capital Resources

         Historically, our primary financing need has been the funding of working capital requirements. We financed our operations and met our capital expenditure requirements primarily from cash provided by operations, borrowings from private individuals, including our former chief executive officer and majority stockholder, and financial institutions. As of December 31, 2003, we had approximately $464,000 in cash, cash equivalents and short-term investments, compared to approximately $2.5 million at December 31, 2002. Our new product initiative will require significant capital to fund operating expenses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until we achieve positive cash flows from that initiative. We expect to seek between $10.0 million and $15.0 million in external equity financing by the end of our current fiscal year to fund our new product initiative. We have yet to enter into discussions with potential investors regarding the terms of any such equity financing. We also expect to seek a new revolving credit facility of between $5.0 million and $10.0 million with a commercial bank to fund the working capital needs of our current operations and our new product initiative. We have contacted several commercial banks regarding a revolving credit facility, but we do not currently have any binding commitments regarding such a facility. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows from our new product initiative or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach positive cash flow from our new product initiative. If we are not able to raise sufficient external financing, we will have to curtail our efforts to implement our new product initiative.

         During the year ended December 31, 2003, we had a revolving credit facility with a commercial bank. The line of credit was collateralized by a first priority lien on substantially all of our assets and the personal guarantee of our former chief executive officer and majority stockholder. Under the facility, we could borrow up to $2.3 million for working capital purposes, subject to availability under a borrowing base. As of December 31, 2003, we had no borrowings under the facility. The revolving credit facility terminated and all amounts borrowed thereunder and not previously repaid were due and payable in full (including any accrued interest) on January 31, 2004. Advances under the line of credit accrued interest at a rate equal to the bank's prime rate plus 0.75% per annum. The loan agreement relating to the revolving credit facility contained customary covenants and restrictions on additional indebtedness, liens, disposition of assets, capital expenditures, investments and the repayment of indebtedness to third parties. As of December 31, 2003, we were not in compliance with the financial covenants contained in the loan agreement, but had obtained a forbearance agreement from the bank. We were also out of compliance with the restriction on repayment of indebtedness to third parties. In January 2004 we repaid $500,000 of the approximately $1.0 million in indebtedness we owed to our former chief executive officer and majority stockholder in violation of that restriction. In addition, that payment was in violation of a subordination agreement that our former chief executive officer and majority stockholder executed for the benefit of the bank. Our former chief executive officer and majority stockholder repaid the $500,000 to us on February 2, 2004.

         On December 9, 2003, we closed a private placement of 4 million shares of our common stock for a purchase price of $0.25 per share, and realized gross proceeds of approximately $1 million. The investor in the private placement was a limited liability company, which is controlled by Samuel J. Furrow, Jr. and Marc B. Crossman, each of whom joined our board of directors as a result of that private placement. We used the proceeds of the private placement for working capital needs.

         On or about February 6, 2004, we entered into a purchase and sale agreement with a financial institution. Under the terms of that agreement, we may assign certain of our accounts receivable to the financial institution for immediate cash in the amount of 75% of the assigned receivables. We also receive a portion of the remaining balance of the assigned accounts receivable, depending on how soon after assignment the financial institution receives payment on those accounts. We expect to keep this financing purchase line in place until we can obtain another revolving credit facility from a commercial bank.

         In the year ended December 31, 2003, our cash and cash equivalents decreased by approximately $1.5 million, to approximately $464,000 from approximately $2.0 million as of December 31, 2002. During the same period, our working capital decreased by approximately $1.1 million to approximately $2.1 million from approximately $3.2 million as of December 31, 2002. The decrease in cash during the year was primarily the result of net cash used in our operating activities during 2003, which was partially offset by approximately $1 million in gross proceeds from the sale of our common stock. The decrease in working capital during the year was primarily due to an increase in our accounts payable balances and related party borrowings.

         Net cash used in operating activities for the year ended December 31, 2003 was approximately $5.5 million, as compared to net cash used in operating activities of $4.0 million for the year ended December 31, 2002 and net cash provided by continuing operating activities of approximately $3.5 million for the year ended December 31, 2001. The decrease in net cash used in continuing operating activities in the year ended December 31, 2003, as compared with the year ended December 31, 2002, was primarily the result of an increase in our net loss and an increase in our accounts receivable of approximately $3.8 million during fiscal year 2003, as compared to a decrease of approximately $6.8 million in accounts receivables during fiscal year 2002. The decrease in net cash provided by operating activities in the year ended December 31, 2002, as compared with the year ended December 31, 2001, was primarily the result of our net loss and a reduction of trade accounts payable and accrued liabilities of approximately $7.5 million during the year, which was partially offset by an increase of accounts receivable of approximately $6.8 million, as compared to an increase of trade accounts payable and accrued liabilities of approximately $6.4 million, which was partially offset by a decrease of accounts receivable of approximately $5.8 million, in 2001.

         Net cash provided by investing activities was approximately $1.7 million for the year ended December 31, 2003, compared to net cash used in investing activities of approximately $1.1 million for the year ended December 31, 2002 and net cash provided by investing activities of approximately $1.5 million for the year ended December 31, 2001. Cash provided by, or used in, investing activities consists of the net result of the sale and purchase of property and equipment and the maturity, purchase or sale of certain investment securities. During the year ended December 31, 2003, our capital expenditures were approximately $168,000, compared to approximately $337,000 for the same period in 2002. This decrease was primarily due to expenditures in 2002 for computer hardware and leasehold improvements incurred in connection with our facility, which we occupied in September 2002.

         Net cash provided by financing activities was approximately $2.3 million for the year ended December 31, 2003, compared to net cash used in financing activities of approximately $40,000 for the year ended December 31, 2002 and net cash used in financing activities of approximately $713,000 for the year ended December 31, 2001. This increase in net cash provided by financing activities for the year ended December 31, 2003, as compared to the year ended December 31, 2002, was primarily the result of approximately $1 million in gross proceeds from the sale of our common stock and borrowings from our former majority stockholder and chief executive officer. In the past, we have invested excess operating funds in the stock market. From time to time, we invested these funds in short sales of stock that we typically covered within 60 days after the date of the short purchase. Short sales typically have a higher degree of risk than traditional stock purchases. At December 31, 2001, we had approximately $426,000 invested in short sales of securities, and we recorded an unrealized loss of $102,000 on these investments. We covered the short sales in January and April 2002, recording a loss of $60,000. We did not make any more of investments in short sales after that time, and we do not intend to make any such investments in the future.

         At December 31, 2003, our aggregate contractual obligations were as follows:

                                                                          Payments Due by Period
                                                                          ----------------------
                                                                   Less Than 1      1-3          3-5       More Than
              Contractual Obligations                   Total          Year        Years        Years       5 Years
              -----------------------                   -----          ----        -----        -----       -------
Long term debt......................................  $ 1,371         $  16       $ 1,344       $ 11        $   -
Capital lease obligations...........................        -             -             -          -            -
Operating leases....................................    1,462           494           968          -            -
Purchase obligations................................        -             -             -          -            -
Other long-term liabilities reflected on the
balance sheet under GAAP............................        -             -             -          -            -

Recently Issued Accounting Standards

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. We have implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. Our adoption of FIN 45 did not have a material effect on our financial position, cash flows or results of operations.

         In December 2003, FASB issued Interpretation No. 46R ("FIN 46R") which replaced Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46R, consolidation generally occurred when an enterprise controlled another entity through voting interests. The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R are to be implemented no later than the end of the first reporting period that ends after March 15, 2004. We do not expect FIN 46R to have a material impact on our financial statements.

         In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect EITF Issue No. 00-21 to have a material effect on our financial position, cash flows or results of operations.

         In January 2003, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor's products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 will apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. Our adoption of EITF 02-16 did not have a material effect on our financial position, cash flows or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. We do not believe that we have any material exposure to interest rate risk. We did not experience a material impact from interest rate risk during fiscal 2003.

         Currently, we do not have any significant investments in financial instruments for trading or other speculative purposes, or to manage our interest rate exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following table contains our selected unaudited consolidated quarterly financial data (in thousands, except per share data):

                                                             Three Months Ended
                         ===========================================================================================================
                           December 31,   September 30,   June 30,   March 31,   December 31,   September 30,  June 30,   March 31,
                              2003            2003          2003       2003         2002            2002        2002        2002
                         ===========================================================================================================

Statement of Operations
and Other Data:
Net sales................. $   22,168     $   17,415     $  17,398   $  20,065   $   11,537     $   18,562    $  15,645   $  19,432
Cost of sales.............     20,677         16,113        16,773      19,227       11,480         16,473       13,005      17,692
Gross profit..............      1,491          1,302           625         838           57          2,089        2,640       1,740
Net income (loss).........     (1,718)          (519)       (1,353)     (1,129)      (2,301)            78          200        (240)
Net income (loss) per
       share .............      (0.11)         (0.03)        (0.09)      (0.08)       (0.15)          0.01         0.01       (0.01)
Shares used in per share
       calculation........     15,900         14,943        14,943      14,943       14,943         14,943       14,943      10,827

         We believe that you should not rely upon period-to-period comparisons of our financial results as an indication of future performance. Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and results of operations could fluctuate significantly quarter-to-quarter and year-to-year.

         The financial statements and supplementary data required by this item are set forth in Item 15(a)(1) and begin at page F-1 of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our chief executive officer and chief financial officer, each of whom joined us after the end of the period covered by this annual report, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective in all material respects as of the end of the period covered by this annual report.

         There were no changes to our internal controls over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, in the first quarter of our current fiscal year we took corrective actions with regard to significant deficiencies and material weaknesses that our management discovered in its evaluation of the effectiveness of our disclosure controls and procedures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to our proxy statement for the May 27, 2004 Annual Meeting of Stockholders under the caption "Management- Executive Officers and Directors."

         We have adopted a code of ethics applicable to our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial and accounting officer. We will provide a copy of the code of ethics to any person, without charge, upon written request delivered to our offices at 801 S. Sentous Street, City of Industry, California 91748.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to our proxy statement for the May 27, 2004 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information," provided that the Compensation Committee Report on Executive Compensation, the Report of the Audit Committee and the Comparison of Stockholder Returns are expressly not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Incorporated herein by reference to our proxy statement for the May 27, 2004 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to our proxy statement for the May 27, 2004 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNT FEES AND SERVICES

         Incorporated herein by reference to our proxy statement for the May 27, 2004 Annual Meeting of Stockholders under the caption "Principal Accountant Fees and Services."

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

         (1)      Financial Statements:
                                                                            Page
                                                                            ----
             Independent Auditors' Reports............................       F-2

             Consolidated Balance Sheets as of
             December 31, 2003 and December 31, 2002..................       F-4

             Consolidated Statements of Operations for the
             years ended December 31, 2003, 2002 and 2001 ............       F-5

             Consolidated Statements of Stockholders' Equity for
             the years ended December 31, 2003, 2002 and 2001.........       F-6

             Consolidated Statements of Cash Flows for the
             years ended December 31, 2003, 2002 and 2001.............       F-7

             Notes to Consolidated Financial Statements...............       F-8

         (2)      Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts and Reserves

         (3)      Management Contract or Compensatory Plan:

                  See Index to Exhibits. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.3 through 10.11.

(b)      Reports on Form 8-K:

         On December 24, 2003, the registrant filed a report on Form 8-K, under
         Item 1, with respect to a change in control of the registrant. No financial statements were filed with that report.

(c)      Exhibits:

         See Index to Exhibits.

(d)      Schedules:

         See financial statements and the accompanying notes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NORTHGATE INNOVATIONS, INC.

                                      By:     /s/ KENT A. SAVAGE
                                              ----------------------------------
                                             Kent A. Savage
                                             Chief Executive Officer

Date:  March 30, 2004

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kent A. Savage, Theodore B. Muftic and J. William Wilson, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        NAME                           TITLE                            DATE
        ----                           -----                            ----
/s/  KENT A. SAVAGE           Chief Executive Officer and         March 30, 2004
--------------------               Director
Kent A. Savage               (Principal Executive Officer)

/s/ THEODORE B. MUFTIC           Vice President and               March 30, 2004
-----------------------        Chief Financial Officer
Theodore B. Muftic           (Principal Financial Officer)

/s/  RICHARD SHYU               President and Director            March 30, 2004
------------------
Richard Shyu

/s/  TROY CARTER                   Director                       March 30, 2004
-----------------
Troy Carter

/s/  MARC B. CROSSMAN              Director                       March 30, 2004
----------------------
Marc B. Crossman

/s/  SAMUEL J. FURROW, JR.         Director                       March 30, 2004
---------------------------
Samuel J. Furrow, Jr.

/s/  SUHAIL RIZVI                  Director                       March 30, 2004
------------------
Suhail Rizvi

                                INDEX TO EXHIBITS

Exhibit
Number       Description
------       -----------

3.1      Certificate of Incorporation of registrant. (1)

3.2 Certificate of Amendment of Certificate of Incorporation of registrant, filed with the Delaware Secretary of State on March 15, 2002. (2)

3.3 Certificate of Designation of Preferences of Series A Preferred Stock of registrant, filed with the Delaware Secretary of State on March 15, 2002. (1)

3.4      Amended and Restated Bylaws of registrant. (1)

4.1      Specimen Certificate for Common Stock. (1)

4.2 Registration Rights Agreement among registrant, Glenbrook Group, LLC and J&M Interests, LLC, dated December 9, 2003. (3)

10.1 Sublease Agreement by and between registrant and Proview Technology, Inc., dated July 2, 2002. (1)

10.2*    Registrant's 1999 Stock Option Plan. (4)

10.3*    Registrant's 2000 Stock Option Plan. (5)

10.4*    Registrant's 2004 Stock Incentive Plan. (1)

10.5* Employment Agreement by and between Kent A. Savage and registrant dated as of January 15, 2004. (1)

10.6* Stock Option Agreement by and between Kent A. Savage and registrant dated as of January 15, 2004. (1)

10.7* Employment Agreement by and between Theodore B. Muftic and the registrant dated March 1, 2004. (1)

10.8* Consulting Agreement by and between J&M Interests, LLC and the registrant dated December 9, 2003. (6)

10.9* Form of Common Stock Purchase Warrant issued by registrant to J&M Interests, LLC pursuant to Consulting Agreement dated December 9, 2003.
         (1)

10.10 Purchase and Sale Agreement by and between the registrant and Prestige Capital Corporation dated February 6, 2004. (1)

21       Subsidiaries of registrant. (1)

23.1     Consent of Singer Lewak Greenbaum & Goldstein LLP. (1)

23.2     Consent of Corbin and Company, LLP.    (1)

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (1)

31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (1)

32       Section 1350 Certifications. (1)

-------------------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 4(c) of Form 10-K

(1)      Filed herewith.

(2) Incorporated herein by reference to registrant's Annual Report on Form 10-K filed with the Commission on April 16, 2002.

(3) Incorporated herein by reference to registrant's Current Report on Form 8-K filed with the Commission on December 24, 2003.

(4) Incorporated herein by reference to registrant's Amendment No. 1 to its Annual Report on Form 10-KSB filed with the Commission on April 17, 2000.

(5) Incorporated herein by reference to registrant's Amendment No. 1 to its Registration Statement on Form SB-2 filed with the Commission on September 27, 2000.

(6) Incorporated herein by reference to the Schedule 13D of Glenbrook Group, LLC filed with the Commission on December 22, 2003.

                           NORTHGATE INNOVATIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Independent Auditors' Reports...................................................................................F-2

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002.......................................F-4

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001......................F-5

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2003, 2002 and 2001................................................................................F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001......................F-7

Notes to Consolidated Financial Statements......................................................................F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Northgate Innovations, Inc.:

         We have audited the accompanying consolidated balance sheets of Northgate Innovations, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. In connection with our audits, we have also audited the related consolidated financial statement schedule for the years ended December 31, 2003 and 2002. These consolidated financial statements, and the consolidated financial statement schedule, are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northgate Innovations, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2003 and 2002.

                                       /s/ CORBIN AND COMPANY LLP

Irvine, California
March 26, 2004

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Northgate Innovations, Inc.:

         We have audited the statements of operation, stockholders' equity and cash flows of Northgate Innovations, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 12, 2002

                           NORTHGATE INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                         December 31,
                                                                          -------------------------------------------
ASSETS                                                                           2003                   2002
                                                                          -------------------    --------------------
Current assets:
     Cash and cash equivalents                                          $            464        $           1,983
     Restricted certificates of deposit                                                -                    1,016
     Marketable securities                                                             -                      490
     Accounts receivable, net of allowance for doubtful accounts
       of $911 and $280 in 2003 and 2002, respectively                             6,597                    2,898
     Inventories, net                                                              3,480                    3,178
     Prepaid expenses and other current assets                                       573                      560
                                                                         ---------------         ----------------
         Total current assets                                                     11,114                   10,125

Equipment, net                                                                       709                      900
Goodwill                                                                           3,492                    4,082
Other assets                                                                          82                       76
                                                                         ---------------         ----------------
         Total assets                                                   $         15,397        $          15,183
                                                                         ===============         ================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                   $          5,710        $           3,987
     Accrued expenses                                                                328                      440
     Accrued royalties                                                             1,431                    1,427
     Convertible notes payable                                                       100                      100
     Dividends payable                                                               186                      186
     Advances from ESOP                                                              210                        -
     ESOP interest payable                                                             -                      746
     Note payable to related party                                                 1,000                        -
     Note payable - current portion                                                   16                        -
                                                                         ---------------         ----------------
         Total current liabilities                                                 8,981                    6,886

Note payable, net of current portion                                               1,355                    1,300
Guarantee of ESOP loan payable                                                         -                    7,963
                                                                         ---------------         ----------------
         Total liabilities                                                        10,336                   16,149
                                                                         ---------------         ----------------
Commitments and contingencies

Stockholders' equity (deficit):
     Preferred stock, $0.01 par value; 5,000 shares authorized,
       1,350 shares issued and outstanding in 2003 and 2002,
       liquidation preference of $1,350                                               14                       14
     Common stock, $0.03 par value; 50,000 shares authorized,
       18,943 and 14,943 shares issued and outstanding in
       2003 and 2002, respectively                                                   568                      448
     Additional paid-in capital                                                   14,572                    3,953
     Accumulated other comprehensive loss                                              -                       (7)
     (Accumulated deficit) retained earnings                                      (3,530)                   1,189
                                                                         ----------------        ----------------
                                                                                  11,624                    5,597
     Less: unearned ESOP shares                                                   (6,563)                  (6,563)
                                                                         ---------------         ----------------
         Total stockholders' equity (deficit)                                      5,061                     (966)
                                                                         ---------------         ----------------

         Total liabilities and stockholders' equity                     $         15,397        $          15,183
                                                                         ===============         ================

           See accompanying notes to consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2003                  2002                 2001
                                                       -----------------      ----------------    ------------------
Net sales                                                      $ 77,046             $ 65,176            $ 73,883

Cost of sales                                                    72,790               58,650              64,872
                                                         --------------       --------------       -------------

          Gross profit                                            4,256                6,526               9,011

Operating expenses (including impairment loss
     on goodwill of $590 in 2003)                                 8,724                8,032               7,273
                                                         --------------       --------------       -------------

Operating (loss) profit                                          (4,468)              (1,506)              1,738
                                                         --------------       --------------       -------------

         Other income (expense)
     Interest expense                                              (598)                (636)               (647)
     Interest income                                                 19                  118                 205
     Other income, net                                              249                  250                 659
                                                         --------------       --------------       -------------

          Total other income (expense), net                        (330)                (268)                217
                                                         --------------       --------------       -------------

(Loss) income before benefit (provision) for
     income taxes                                                (4,798)              (1,774)              1,955

Benefit (provision) for income taxes                                 79                 (489)               (467)
                                                         --------------       --------------       -------------

Net (loss) income                                       $        (4,719)     $        (2,263)     $        1,488
                                                         ==============       ==============       =============

Basic net (loss) income per share                       $         (0.31)     $         (0.16)     $         0.15
                                                         ==============       ==============       =============

Diluted net (loss) income per share                     $         (0.31)     $         (0.16)     $         0.13
                                                         ==============       ==============       =============

Shares used in computing basic net (loss)
  income per share                                               15,184               13,928               9,854
                                                         ==============       ==============       =============

Shares used in computed diluted net (loss)
  income per share                                               15,184               13,928              11,305
                                                         ==============       ==============       =============


           See accompanying notes to consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS
                                 (In thousands)

                                                                       Accumulated                           Total
                       Preferred Stock      Common Stock    Additional    Other     Unearned             Stockholders' Comprehensive
                      -----------------  -----------------   Paid-in   Comprehensive  ESOP      Retained     Equity       Income
                       Shares   Amount    Shares   Amount    Capital      Loss       Shares     Earnings    (Deficit)     (Loss)
                      -------- --------  -------- --------  ---------    -------    --------   ----------   ---------    --------
Balance at
 December 31, 2000      1,350  $    14     9,854  $   296   $    520    $(1,020)    $(7,964)   $   2,545    $ (5,609)

Unrealized gain on
 marketable securities      -        -         -        -          -        524           -            -         524     $   524

Dividends declared on
 allocated ESOP shares      -        -         -        -          -          -           -         (285)       (285)          -

Release of ESOP shares      -        -         -        -          -          -       1,189            -       1,189           -

Decrease in value of
 released ESOP shares       -        -         -        -       (249)         -           -         (296)       (545)          -

Net income                  -        -         -        -          -          -           -        1,488       1,488       1,488
                      -------- --------  -------- --------  ---------    -------    --------   ----------   ---------    --------

Total comprehensive
 income                                                                                                                  $ 2,012
                                                                                                                         =======

Balance at
 December 31, 2001      1,350       14     9,854      296        271       (496)     (6,775)       3,452      (3,238)

Unrealized gain on
 marketable securities      -        -         -        -          -        489           -            -         489     $   489

Shares issued in
 recapitalization           -        -     5,079      152      3,884          -           -            -       4,036           -

Shares issued to
 consultant                 -        -        10        -         10          -           -            -          10           -

Adjustment to prior
 year's decrease in
 value of released
 ESOP shares                -        -         -        -       (212)         -         212            -           -           -

Net loss                    -        -         -        -          -          -           -       (2,263)     (2,263)     (2,263)
                      -------- --------  -------- --------  ---------    -------    --------   ----------   ---------    --------

Total comprehensive
 loss                                                                                                                    $(1,774)
                                                                                                                         =======

Balance at
 December 31, 2002      1,350       14    14,943      448      3,953         (7)     (6,563)       1,189        (966)

Change in unrealized
 gain on marketable
 securities                 -        -         -        -          -          7           -            -           7     $     7

Release of guarantee
 of ESOP loan payable       -        -         -        -      9,114          -           -            -       9,114           -

Sale of common shares       -        -     4,000      120        880          -           -            -       1,000           -

Stock-based compensation-
  warrants issued to new
  investor group            -        -         -        -        625          -           -            -         625           -

Net loss                    -        -         -        -          -          -           -       (4,719)     (4,719)     (4,719)
                      -------- --------  -------- --------  ---------    -------    --------   ----------   ---------    --------

Total comprehensive
 loss                                                                                                                    $(4,712)
                                                                                                                         =======

Balance at
 December 31, 2003      1,350  $    14    18,943  $   568   $ 14,572    $     -     $(6,563)   $  (3,530)   $  5,061
                      ======== ========  ======== ========  =========   ========    ========   ==========   =========

          See accompanying notes to consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2003                  2002                 2001
                                                       -----------------      ----------------    ------------------
Net (loss) income                                       $        (4,719)       $      (2,263)      $       1,488
Cash flows from operating activities:
   Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
       Depreciation and amortization                                331                  282                 158
       Impairment of goodwill                                       590                    -                   -
       Realized and permanent (gains) losses on
         marketable securities                                     (285)                 928                   -
       Gain on debt settlement                                        -                  (50)                  -
       Stock issued for services                                    625                   10                   -
       Provision for losses on accounts receivable                  631                   30                 661
       Gain on sale of fixed assets                                  (5)                   -                   -
       Release of shares to ESOP                                      -                    -                 903
       Decrease in fair value of released ESOP shares                 -                    -                (545)
       Deferred taxes                                                 -                  858                  15
       Changes in operating assets and liabilities:
            Accounts receivable                                  (4,330)               6,782              (5,758)
            Inventories                                            (302)               1,114              (1,320)
            Prepaid expenses and other current assets               (13)                (350)                216
            Other assets                                             (6)                 (46)                  8
            Accounts payable                                      1,723               (6,633)              5,675
            Accrued expenses                                       (112)                (910)                709
            Income taxes payable                                      -                 (388)              1,053
            Dividends payable                                         -                    -                 186
            ESOP interest payable                                   405                  468                (536)
            Advances to Mcglen                                        -                 (307)               (845)
            Accrued royalties                                         4               (3,572)              1,467
                                                         --------------       --------------       -------------
   Net cash (used in) provided by operating activities           (5,463)              (4,047)              3,535
                                                         --------------       --------------       -------------
Cash flows from investing activities:
   Proceeds from sale of fixed assets                                33                    -                   -
   Purchase of investment                                             -                 (200)                  -
   Sale of investment                                                 -                  200                   -
   Purchases of equipment                                          (168)                (337)               (511)
   Proceeds from sale of marketable securities and
       redemption of certificates of deposit                      1,798                3,231              21,188
   Purchases of marketable securities and
       certificates of deposit                                        -               (4,110)            (19,205)
   Acquisition of Mcglen, net of cash acquired                        -                  108                   -
                                                         --------------       --------------       -------------
   Net cash provided by (used in) investing activities            1,663               (1,108)              1,472
                                                         --------------       --------------       -------------
Cash flows from financing activities:
   Net payments on line of credit                                     -                  (40)                  -
   Note payable to bank                                              71                    -                   -
   Borrowings from related party                                  1,706                    -                   -
   Repayment on borrowings from related party                      (706)                   -                   -
   Payment on ESOP debt                                               -                    -                (617)
   Advances from ESOP                                               210                    -                   -
   Sale of common stock                                           1,000                    -                   -
   Dividends paid on preferred stock                                  -                    -                 (96)
                                                         --------------       --------------       -------------
   Net cash provided by (used in) financing activities            2,281                  (40)               (713)
                                                         --------------       --------------       -------------
Net change in cash and cash equivalents                          (1,519)              (5,195)              4,294
Cash and cash equivalents, beginning of year                      1,983                7,178               2,884
                                                         --------------       --------------       -------------
Cash and cash equivalents, end of year                  $           464        $       1,983       $       7,178
                                                         ==============       ==============       =============

           See accompanying notes to consolidated financial statements

                           NORTHGATE INNOVATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

The accompanying consolidated financial statements include the accounts of Northgate Innovations, Inc. (formerly Mcglen Internet Group, Inc.) and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

We are a Delaware corporation headquartered in the City of Industry, California. We are a developer, manufacturer and distributor of innovative PCs, peripherals, software and over 100,000 computer products. We specialize in selling computers through television shopping networks, mail order catalog companies and large electronic chain stores as well as targeting specific business-to-business and business-to-consumer markets through the Internet to customers principally in the United States. We are organized and operate as one business segment.

In December 2003, an investor group acquired a majority of our outstanding common stock and appointed a majority of the members of our board of directors. In connection with this transaction, we sold 4,000,000 shares of our stock to this investor group at $0.25 per share, or $1,000,000. Also in connection with this transaction, we agreed to issue warrants to a member of the investor group to purchase 2,500,000 shares of our stock for certain consulting services to be provided for six months following the stock purchase. The warrants are to be issued in three equal installments of 833,333, the first of which occurred on December 9, 2003. The warrants are exercisable over a five-year period at $0.50 per share (see Note 12). Since the change in control was only 50.5% on a fully diluted basis, "push-down accounting" treatment does not apply. Therefore we accounted for the acquisition on a historical basis and did not apply purchase accounting.

In January and February of 2004, our new board of directors employed new members of our management team, including a new chief executive officer. Under the direction of our restructured management team, we began implementing a new strategic focus designed to complement our existing business. We are now developing a business plan to launch a hardware and software offering targeted at what we believe is an underserved segment of the personal computer and Internet market.

Our new product initiative will require significant capital to fund operating expenses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until we achieve positive cash flows from that initiative. We expect to seek between $10,000,000 and $15,000,000 in external equity financing by the end of our current fiscal year to fund our new product initiative. We have yet to enter into discussions with potential investors regarding the terms of any such equity financing. We also expect to seek a new revolving credit facility of between $5,000,000 and $10,000,000 with a commercial bank to fund the working capital needs of our current operations and our new product initiative. We have contacted several commercial banks regarding a revolving credit facility, but we do not currently have any binding commitments regarding such a facility. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows from our new product initiative or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach positive cash flow from our new product initiative. If we are not able to raise sufficient external financing, we will have to curtail our efforts to implement our new product initiative.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Use of Estimates
----------------

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that

                          NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amount of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates including but not limited to, those related to (i) the allowance for doubtful accounts receivable,
(ii) allowance for inventories, (iii) sales allowances, (iv) useful life or impairment of intangible assets, (v) deferred tax asset valuation allowances and
(vi) royalty and litigation settlements accrual. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences may be material to the consolidated financial statements.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents consist of cash on hand, cash on deposit and all highly liquid investments with original maturities at the date of purchase less than three months. Cash equivalents consist primarily of cash deposited in money market accounts. While our cash and cash equivalents are on deposit with high quality FDIC insured financial institutions, at times, deposits exceed insured limits. We have not experienced any losses in such accounts.

Restricted Certificates of Deposit
----------------------------------

At December 31, 2002, certain of our certificates of deposit with a bank were held as collateral against letters of credit issued by the bank to one of our primary suppliers. In 2003, we sold the certificates of deposit upon the expiration of the letter of credit.

Marketable Securities
---------------------

Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain
Investments in Debt and Equity Securities." This standard requires us to classify and account for investments in equity securities that have readily determinable fair values and all debt securities as follows: (1) debt securities that we have the intent and the ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At December 31, 2002 our marketable securities were classified as available-for-sale.

In the fourth quarter of 2002, we reviewed our marketable securities portfolio for permanent impairment. Due to the overall decline in the stock and bond markets from when we purchased the investments, as well as specific factors affecting individual investments within the portfolio, we recorded an "other than temporary" loss of $827,000 on our marketable securities portfolio. This loss is included in other income in the consolidated statement of operations for the year ended December 31, 2002. In 2003, we sold all of our marketable securities, generating a realized gain of $285,000.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

The carrying value of certain of our financial instruments, consisting primarily of cash equivalents, receivables, accounts payable and accrued expenses, approximates fair value due to the short-term nature of these agreements. The fair value of the note payable to related party is not determinable as the transaction is with a related party. The fair value of the other notes payable are not determinable because either equivalent instruments are difficult to locate or the note is in default.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined using average cost. Inventory costs include raw materials, labor and overhead. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable value.

From time to time we also maintain at our facilities consigned inventory that remains the property of the vendors supplying the inventory ("consigned inventory") until such time as we elect to use the inventory. At the time that we elect to use the consigned inventory, the cost of such inventory is reflected in our inventory accounts and a corresponding account payable to the vendor is recorded.

Equipment
---------

Equipment is stated at cost and depreciated using the straight-line method based over the estimated useful lives of the respective assets, which range from three to five years. Leasehold improvements are stated at cost and amortization is computed using the straight-line method over the shorter of the useful life of the asset or the term of the lease. Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Goodwill and Other Intangible Assets
------------------------------------

We have adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not to be amortized, and effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise. We decided to perform an impairment test on goodwill at December 31, 2003. We determined that $590,000 of the recorded goodwill balance was impaired and was written down (see Note 5). There can be no assurance however, that market conditions will not change or demand for our services will continue, which could result in impairment of goodwill and other intangible assets in the future.

Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Long-Lived Assets
-----------------

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary. The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined. At December 31, 2003, we believe there is no impairment of our long-lived assets. There can be no assurance however, that market conditions will not change or demand for our services will continue, which could result in impairment of long-lived assets in the future.

Concentrations
--------------

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Sales are primarily concentrated in the United States and we have primarily offered consumers personal computers and related products through distribution channels that include large electronic and office supply retailers, television shopping networks and mail order catalogues. We perform credit evaluations on our customers and we provide allowances for potential credit losses and product sales returns. Some key components included in our line of products are currently available only from single or limited sources. The loss of a major customer or the inability of one or more of our suppliers to meet our demand for components in a timely and cost-effective manner could have a material adverse impact on our financial condition or results of operations.

For the years ended December 31, 2003, 2002 and 2001, three customers accounted for approximately 48.2%, 54.4% and 66.5%, respectively, of total sales. At December 31, 2003 and 2002, $4.1 million and $1.5 million, respectively, of accounts receivable related to these customers. We believe other customers could be located which would purchase merchandise on comparable terms; however, the establishment of new customer relationships could take several months.

In addition to the customers mentioned above, sales to Mcglen, with whom the Company merged in March 2002, were $8.9 million for the year ended December 31, 2001.

For the years ended December 31, 2003, 2002 and 2001, one supplier accounted for 11.2%, 15.6% and 10.2%, respectively, of total purchases. Management believes that other suppliers could provide similar merchandise on comparable terms.

We had an Internet access and portal co-marketing agreement with Microsoft Corporation and the Microsoft Network (MSN) to provide Internet access to our end users, for which we paid MSN a royalty. Under the agreement, MSN also had the obligation to pay us for our end users that continued as subscribers to MSN. This agreement was terminated in July 2001. During the fourth quarter of 2002, we revised our estimate for accruals related to our liability for the royalties to MSN, resulting in recognition of other income of approximately $1,000,000. We have maintained an accrual balance of $1,400,000 related to this program pending final settlement of the matter with Microsoft and MSN.

Revenue Recognition
-------------------

We derive revenue primarily from sales of our personal computers, and to a lesser extent, from software, peripherals and accessories. Generally, we will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. We record discounts provided to resellers for achieving purchasing targets as a reduction of revenue on the date of sale.

For sales of merchandise owned and warehoused by us, we recognize revenue when title to products sold has transferred to the customer in accordance with shipping terms. We also sell merchandise from suppliers on a "drop-ship" basis. We take title to this merchandise from the time it is shipped by the supplier until the time it is received by the customer.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Accounting for Shipping and Handling Revenue, Fees and Costs
------------------------------------------------------------

We classify amounts billed for shipping and handling as revenue in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Shipping and handling fees and costs are included in cost of sales.

Merchandise Return and Warranty Policy
--------------------------------------

We warranty our products for one year following the sale. The majority of the products used in the production of our computers are covered by the original manufacturers warranties, which are generally one to three years. Other products that we sell are covered by the third-party manufacturer's warranty. We provide allowances for estimated future returns and product warranty (included in accrued expenses) to the customer based on historical experience. While certain of the products we sell are covered by third party manufacturer warranties, we may have products returned by customers the costs of which we may not be able to recover from the manufacturer. Returns of this nature have been immaterial in the past; however, should actual product failure rates increase, or if the manufacturers go out of business or refuse to honor their warranty obligations, we may be forced to cover these warranty costs and the costs may differ from our estimates.

Software Development Costs
--------------------------

In accordance with Statement of Position ("SOP") 98-1 and EITF No. 00-2, internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage. Upon reaching technological feasibility the costs are capitalized. During the three years ended December 31, 2003, $0, $162,000, and $52,000, respectively, was expensed for software development costs. We capitalized $0, $32,000 and $331,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Advertising Revenue and Costs
-----------------------------

Advertising revenue is recognized upon receipt of income. Advertising costs are charged to expense as incurred. Net advertising expense (income) was $227,000, $76,000 and $(178,000) for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in operating expenses.

Income Taxes
------------

We follow the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Stock-Based Compensation
------------------------

We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. At December 31, 2003, we have two stock-based employee compensation plans, which are described more fully in Note 10. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost related to these plans is reflected in the statement of operations, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and earnings per share if we had applied the minimum value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share data):

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2003                  2002                 2001
                                                       -----------------      ----------------    ------------------
Net (loss) income, as reported                          $       (4,719)       $      (2,263)      $       1,488

Deduct:
     Total stock-based compensation expense under
       fair value based method for all awards, net of
       related tax effects                              $          (16)                 (56)                  -
                                                        --------------       --------------       -------------

Pro form net (loss) income                              $       (4,735)      $       (2,319)      $       1,488
                                                        ==============       ==============       =============

Basic EPS - as reported                                 $        (0.31)      $        (0.16)      $        0.15
                                                        ==============       ==============       =============
Diluted EPS - as reported                               $        (0.31)      $        (0.16)      $        0.13
                                                        ==============       ==============       =============
Basic EPS - pro forma                                   $        (0.31)      $        (0.17)      $        0.15
                                                        ==============       ==============       =============
Diluted EPS - pro forma                                 $        (0.31)      $        (0.17)      $        0.13
                                                        ==============       ==============       =============

         In accordance with SFAS No. 123, during 2003 we recorded approximately $625,000 in compensation expense related to warrants to purchase 2,500,000 shares of our common stock that we issued to a member of the new invesetor group. The compensation expense is included in operating expenses in the accompanying consolidated statement of operations (see Note 12).

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

401(k) Plan
-----------

We offer a 401(k) plan that covers all full time employees who are not a covered by a collective bargaining agreement. Employees are eligible for the plan following one year of service. We made matching contributions to participants equal to 50% of the first 6% of the employee's contribution through June 2001. Expenses relating to the 401(k) plan were approximately $1,800, $8,000 and $19,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Net Income (Loss) Per Share
---------------------------

Basic net income (loss) per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted net income (loss) per share reflects the potential dilution that could occur if other commitments to issue common stock were exercised. Each share of ESOP preferred stock is convertible into 3.12828 shares of common stock. Allocated ESOP shares (including shares released for allocation) are considered dilutive for all periods presented. The computation of basic and diluted shares outstanding is as follows for the years ended December 31 (in thousands):

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2003                  2002                 2001
                                                       -----------------      ----------------    ------------------
Weighted average shares - basic                                  15,184               13,928               9,854
Effect of dilutive shares                                             -                    -               1,451
                                                         --------------       --------------       -------------

Weighted average shares - dilutive                               15,184               13,928              11,305
                                                         ==============       ==============       =============

Since we reported losses for fiscal 2003 and 2002, basic and diluted weighted average shares are the same for those years, as the effect of stock options and warrants per share are anti-dilutive and thus not included in the diluted loss per share calculation. Additional potential dilutive shares are 1,849,759 and 1,451,000 at December 31, 2003 and 2002, respectively.

Product Licenses
----------------

From time to time, we receive notices from companies and individuals asserting exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry and/or our business. We evaluate each claim relating to its products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology nor do these agreements protect us from trade secret, copyright or other violations by us, or our suppliers in developing or selling these products. We record liabilities when claims asserted are probable and such costs to us can be estimated. No such costs have been recorded at December 31, 2003 or 2002.

Comprehensive Income
--------------------

We have adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2003, 2002 and 2001, the difference between net income (loss) and comprehensive net income (loss) relates to unrealized gains on available-for-sale securities of $7,000, $489,000 and $524,000, respectively.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

New Accounting Pronouncements
-----------------------------

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 in fiscal 2003 did not have a material impact on our financial position, cash flows or results of operations (see Note 15).

In December 2003, FASB issued Interpretation No. 46R ("FIN 46R") which replaced Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46R, consolidation generally occurred when an enterprise controlled another entity through voting interests. The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R are to be implemented no later than the end of the first reporting period that ends after March 15, 2004. We do not expect FIN 46R to have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It require that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Our adoption of SFAS No. 150 in 2003 did not have a material impact on our financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect EITF Issue No. 00-21 to have a material effect on our financial position, cash flows or results of operations.

In January 2003, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor's products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 will apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. Our adoption of EITF 02-16 did not have a material effect on our financial position, cash flows or results of operations.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Reclassifications
-----------------

Certain reclassifications have been made to the December 31, 2002 and 2001 financial statements to conform to the December 31, 2003 presentation. These reclassifications had no effect on previously reported net income (loss) for 2002 or 2001.

NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
-------------------------------------------------

Inventories, net consists of the following at December 31 (in thousands):


                                         2003                   2002
                                  -------------------    --------------------

Raw material                       $          2,995        $           2,564
WIP and finished goods                          485                      614
                                    ---------------         ----------------

                                   $          3,480        $           3,178
                                    ===============         ================


Cost and fair market value for available-for-sale securities were as follows at December 31 (in thousands):


                                         2003                   2002
                                  -------------------    --------------------

Adjusted cost                      $              -        $             497
Unrealized losses                                 -                       (7)
                                    ---------------         ----------------

Fair value                         $              -        $             490
                                    ===============         ================


Equipment consists of the following at December 31 (in thousands):


                                         2003                   2002
                                  -------------------    --------------------

Machinery and equipment            $            748        $            708
Software                                        360                     353
Leasehold improvements                          373                     349
Vehicles                                         97                      71
Furniture and fixtures                           80                      80
                                    ---------------         ---------------
                                              1,658                   1,561

Less accumulated depreciation
 and amortization                              (949)                   (661)
                                    ---------------         ---------------

                                   $            709        $            900
                                    ===============         ===============

         Depreciation and amortization expense on equipment was approximately $331,000, $282,000 and $158,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 4 - MERGER WITH MCGLEN INTERNET GROUP, INC.
------------------------------------------------

On October 11, 2000, we entered into a definitive merger agreement and plan of merger with Lan Plus Corporation. Lan Plus manufactures branded turnkey computer products and services, with over ten years of operating history. On March 21, 2001, the companies entered into an amended and restated merger agreement that, among other things, eliminated certain conditions to closing contained in the original merger agreement. The amended and restated merger agreement was subsequently amended several times, ending on March 14, 2002. Upon the close of the merger on March 20, 2002, Lan Plus shareholders received approximately 3.128 shares of our common stock for each Lan Plus share they owned, totaling 9,854,000 shares, and owned approximately seventy-five percent (75%), on a fully diluted basis, of our outstanding stock (after taking into account a 10:1 reverse split that took place immediately prior to the close of the merger). Pursuant to the merger agreement, upon close of the merger, our accounts payable to, and advances from, Lan Plus totaling approximately $2.3 million were converted to common stock and the stock was then retired to treasury and cancelled.

Although Lan Plus was merged into our subsidiary , the merger was accounted for as a reverse acquisition since Lan Plus shareholders controlled the combined entity after the merger. As a result, for financial accounting purposes, the merger is treated as a purchase of us by Lan Plus. Therefore, the historical financial statements of Lan Plus are presented for comparison purposes for all periods presented.

After the 10:1 reverse stock split, Mcglen stockholders held 5,079,000 shares of our $0.03 par value common stock. For accounting purposes, the shares retained by Mcglen stockholders in the merger were valued on Lan Plus' books as an issuance of new shares at $0.788 per share (after the 10:1 reverse stock split and based on the weighted average closing price of the shares just prior to and after the merger date), totaling $4,002,000. In addition, Lan Plus assumed previously issued options and warrants resulting in additional fair value of $34,000.

The following represents the estimated fair value of net assets acquired by Lan Plus in the reverse acquisition at March 14, 2002 (in thousands):

       Cash                                             $             108
       Other current assets                                           539
       Fixed assets                                                    95
       Deferred income taxes                                        1,400
       Goodwill                                                     4,082
       Accounts payable and accrued expenses                         (846)
       Inter-company payables                                      (1,152)
       Notes payable                                                 (190)
                                                         ----------------

                                                        $           4,036
                                                         ================

Deferred income taxes represent our estimate at the time of the merger of Mcglen's net operating loss carryforwards (NOLs) that were expected to be used to offset our future taxable income, after considering limitations imposed on NOLs upon a change in control. As a result of losses generated subsequent to the merger, we recorded a valuation allowance equal to the entire deferred tax balance at December 31, 2003 (see Note 8).

Goodwill represents the excess of the purchase price of Mcglen over the estimated fair value of the tangible assets acquired. We identified no material identifiable intangibles to be recorded related to this purchase in accordance with SFAS No. 141, "Business Combinations."

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 4 - MERGER WITH MCGLEN INTERNET GROUP, INC., continued
-----------------------------------------------------------

On a pro forma basis, the statements of operations would have been as follows for the year ended December 31 2002, if the acquisition had occurred on January 1, 2002 (in thousands, except per share data) (unaudited):

       Net sales                                $     69,615
       Gross profit                                    7,030
       Loss before taxes                               1,832
       Net loss                                 $     (2,321)
                                                =============
       Net loss per share                       $      (0.16)
                                                =============

NOTE 5 - GOODWILL IMPAIRMENT
----------------------------

In response to uncertain macroeconomic conditions, deteriorating margins and significant operating losses in 2003 and in connection with the employment of the new management team and the addition of new members to our board of directors (see Note 1), we initiated a strategic review of our core business and began to develop a new business plan to launch a hardware and software offering targeted at what we believe is an untapped segment of the personal computer and Internet market. The strategic review triggered an impairment evaluation of the intangible assets related to the Mcglen acquisition. Based on a valuation prepared by an independent third party appraisal company, we recorded a write-down of these intangible assets totaling $590,000.

The following represents the changes in the goodwill balance for the three years ended December 31, 2003 (in thousands):

       Goodwill, January 1, 2001 and 2002                        $         -
       Goodwill recorded from Mcglen transaction
        (see Note 4)                                                   4,082
                                                                      ------
       Balance, December 31, 2002                                      4,082

       Impairment of goodwill                                          (590)
                                                                      ------

       Balance, December 31, 2003                                $     3,492
                                                                 ===========

NOTE 6 - LINE OF CREDIT
-----------------------

At December 31, 2003, we had a $2,500,000 line of credit with a bank. The line of credit, provided for borrowings secured by substantially all of our assets and was guaranteed by our former chief executive officer. Borrowings under the line were advanced based upon 70% of eligible accounts receivable, as defined, less any letters of credit issued on our behalf, and a $200,000 holdback for potential chargebacks on credit cards processed. Advances under the line bore interest at the bank's prime rate (4.0%) plus 0.75% (a total of 4.75% at December 31, 2003). The line contained certain restrictive covenants (as defined) that required us to maintain profitability in the third and fourth quarter of 2002, a minimum of $4.25 million of tangible net worth, a current ratio of at least 1.2:1, working capital of at least $2.5 million, and limits the capital expenditures we could make in any one year to $750,000. As of December 31, 2003 the Company was not in compliance with the financial covenants contained in the loan agreement, but had obtained a forbearance agreement from the bank. At December 31, 2003, we had no balance outstanding under this line.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 6 - LINE OF CREDIT, continued
----------------------------------

The line expired in January 2004. In February 2004 we entered into a purchase and sale agreement with a financial institution. Under the terms of that agreement, we may assign certain of our accounts receivable to the financial institution for immediate cash in the amount of 75% of the assigned receivables. We also receive a portion of the remaining balance of the assigned accounts receivable, depending on how soon after assignment the financial institution receives payment on those accounts. We expect to keep this financing purchase line in place until we can obtain another revolving credit facility of between $5 million and $10 million with a commercial bank to fund the working capital needs of our current operations and any new product initiatives. We have contacted several commercial banks regarding a revolving credit facility, but we do not currently have any binding commitments regarding such a facility.

In September 2002, we reached a settlement with the holder of the Mcglen line of credit whereby we repaid $40,000 of the $90,000 due under the line. The resulting gain of $50,000 is included in other income for the year ended December 31, 2002.

NOTE 7 - NOTES PAYABLE
----------------------

At December 31, 2003, we had a $1,300,000 note payable to an individual. Interest on the note is payable monthly at 9% and the note is due January 1, 2005. Accrued but unpaid interest of approximately $185,000 and $58,000 is included in accrued expenses at December 31, 2003 and 2002, respectively.

Two installment loans totaling approximately $71,000 were also outstanding at December 31, 2003, collateralized by company-owned vehicles.

Maturities of long-term debt are as follows (in thousands):

        Years Ending October
                 31,
       ------------------------

              2004                                      $              16
              2005                                                  1,316
              2006                                                     17
              2007                                                     18
              2008                                                      4
                                                         ----------------

                                                        $           1,371
                                                         ================

At December 31, 2003, we also had $100,000 of convertible notes payable to an individual, dated June 18, 1999. Interest was payable at 10% per annum through December 18, 2000 and is payable at 12% thereafter. The note and accrued interest were due December 18, 2000. The note is convertible at $20.00 per share and is currently in default. Management has held settlement discussions with the note holder but has been unable to reach a settlement for payment.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 8 - INCOME TAXES
---------------------

The components of the income tax provision (benefit) were as follows (in thousands):

                                       Years Ended December 31,
                     -----------------------------------------------------------
                           2003                  2002                 2001
                     -----------------      ----------------    ----------------

       Current        $           (79)     $          (369)     $          452
       Deferred                     -                  858                  15
                       --------------       --------------       -------------

                      $           (79)     $           489      $          467
                       ==============       ==============       =============

         For the years ended December 31, 2003, 2002 and 2001, income tax expense differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income (loss) as follows (in thousands):

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2003                  2002                 2001
                                                       -----------------      ----------------    ------------------
Computed "expected" tax expense (benefit)               $        (1,631)     $          (603)     $          665
(Decrease) increase in income taxes resulting
  from expenses not deductible for tax purposes                      55                   47                (267)
Release of accrual for change in estimate                             -                 (637)                  -
State and local income taxes, net of federal
  effect                                                           (275)                (104)                 69
Increase in valuation allowance                                   1,772                1,786                   -
                                                         --------------       --------------       -------------

                                                        $           (79)     $           489      $          467
                                                         ==============       ==============       =============

Deferred taxes consist of the following at December 31 (in thousands):


                                           -------------------------------------
                                                  2003                 2002
                                           -------------------  ----------------

         Deferred tax assets:
     Net operating loss carryforward       $       3,061          $     1,443
     Reserves and allowances                         554                  120
     Marketable securities                             -                  197
     Other                                            56                   58
     Less valuation allowance                     (3,558)              (1,786)
                                            ------------           ----------

         Total deferred tax assets                   113                   32
                                            ------------           ----------

         Deferred tax liabilities:
     Fixed assets                                    (16)                 (12)
     State tax                                       (97)                 (20)
                                            ------------           ----------

         Total deferred tax liabilities             (113)                 (32)
                                            ------------           ----------

                                           $           -          $         -
                                            ============           ==========

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 8 - INCOME TAXES, continued
--------------------------------

We have federal and state net operating loss carryforwards of approximately $19 million and $13 million. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in our being able to only utilize $8.6 million and $5.3 million to offset federal and state income, respectively, as of December 31, 2003. The remaining net operating loss carryforwards will go unused. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2023 for federal purposes and 2004 through 2013 for state purposes, if not utilized. As of December 31, 2003 all such loss carryforwards have been reserved, due to the likelihood that such amounts will not be utilized before expiration.

We have an income tax receivable of $464,000 for overpayment on 2002 taxes. This amount is included in prepaid expenses and other assets. During 2002, we revised our estimate for tax accruals related to its 1997 and 1998 tax years, resulting in a tax benefit of $637,000.

NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

We leased our office/manufacturing facility under a non-cancelable operating lease with our former chief executive officer. The lease was terminated in September 2002. The lease provided for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses. Rent expense was approximately $445,000, $421,000 and $345,000 for the years ended December 31, 2003, 2002, and 2001 respectively. The amounts for 2002 and 2001 included payments of $258,000 and $345,000, respectively, to our former chief executive officer.

During 2003, our former chief executive officer advanced approximately $1,706,000 to us. We repaid approximately $706,000 during 2003. During January 2004, we repaid $500,000 of the amount owed to our former chief executive officer. These payments were in violation of certain restrictions in connection with our line of credit. In addition, the payments were in violation of a subordination agreement that our former chief executive officer executed for the benefit of the bank. Our former chief executive officer repaid us $500,000 on February 2, 2004. We paid interest on the outstanding advances during the year at the rate of 3.5% per annum. Total interest expense related to these advances was approximately $18,000 for 2003. The outstanding advances of $1,000,000 are due on demand.

NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

Private Placement
-----------------

On December 9, 2003, we closed a private placement of 4,000,000 shares of our common stock for a purchase price of $0.25 per share, and realized gross proceeds of approximately $1,000,000. The investor in the private placement was a limited liability company, which is controlled by Samuel J. Furrow, Jr. and Marc B. Crossman, each of whom joined our board of directors as a result of that private placement. We used the proceeds of the private placement for working capital needs.

Stock Split
-----------

In connection with the merger with Mcglen in March 2002, we effected a 3.12828 split of our ommon stock and changed our par value to $0.03 per share. All common shares and per share data have been retroactively adjusted to reflect the stock split and par value change.

Dividends
---------

In December 2001, our board of directors approved a dividend of $1.00 per share for all of our outstanding preferred stock, of which $96,000 was paid in 2001 and was used to service the ESOP debt (see Note 11).

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 10 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

Employee Stock Option Plans
---------------------------

Terms and conditions of our option plans, including exercise price and the period in which options are exercisable, generally are at the discretion of our board of directors; however, no options may be exercisable for more than five years after date of grant.

In February 2000, our board of directors approved the Mcglen Micro, Inc. 1999 Stock Option Plan for issuance of common stock to eligible participants. On February 28, 2002, our stockholders approved the Mcglen Internet Group, Inc. 2000 Stock Option Plan for issuance of common stock to eligible participants.
The 1999 Plan and the 2000 Plan each provides for the granting of incentive stock options and non-qualified stock options.

Prior to the merger in March 2002 (see Note 4), we had no stock options. The following table summarizes employee stock option activity:

                                                                                        Weighted Average
                                                                Number of Options       Price Per Share
                                                                ------------------     -------------------
    Options issued in reverse acquisition                              102,000            $      6.70
        Granted                                                        518,000                   0.43
        Exercised                                                            -                   -
        Canceled                                                      (38,000)                  (2.80)
                                                                -------------              ----------

    Outstanding at December 31, 2002                                   582,000                   1.37
        Granted                                                              -                   -
        Exercised                                                            -                   -
        Canceled                                                     (370,000)                   1.05
                                                                -------------              ----------

    Outstanding at December 31, 2003                                   212,000            $      2.50
                                                                ==============             ==========

    Exercisable at December 31, 2003                                    95,000            $      5.15
                                                                ==============             ==========

    Weighted average fair value of options
       granted in 2002                                                                    $      0.32
                                                                                           ==========

         The following table summarizes information about our stock options outstanding at December 31, 2003:

                                           Options Outstanding                                   Options Exercisable
                       -------------------------------------------------------------    ---------------------------------------
                            Number          Weighted Average                                 Number
                        Outstanding at          Remaining                                Exercisable at
     Range of            December 31,       Contractual Life      Weighted Average        December 31,       Weighted Average
  Exercise Prices            2002                (Years)           Exercise Price             2002            Exercise Price
--------------------   -----------------    ------------------    ------------------    -----------------    ------------------
      $0.35              155,000                 2.1                $ 0.35                   45,000           $         0.35
      $0.50                9,000                 3.4                  0.50                    2,000                     0.50
      $1.00                8,000                 0.2                  1.00                    8,000                     1.00
 $9.40 to 15.90           40,000                 0.5                 11.67                   40,000                    11.67
 --------------          -------                 ---                 -----              -------------          -------------

 $0.35 to $15.90         212,000                 1.8                $ 2.50                   95,000           $         5.15
 ===============         =======                 ===                 =====              =============          =============

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 10 - STOCKHOLDERS' EQUITY, continued
-----------------------------------------

Pro forma information (see Note 1) regarding net (loss) income and net (loss) income per share is required by SFAS No. 123, and has been determined as if we had accounted for our employee stock purchase plan and employee stock options granted under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model on the date of grant in 2003 and 2002 using the following assumptions: (i) no dividend yield, (ii) average volatility of 333% and 212%, respectively, (iii) weighted average risk-free interest rate of approximately 2.11% and 3%, respectively, and (iv) average expected life of the options of 3 years and 5 years, respectively.

NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN
---------------------------------------

On December 1, 1999, we established a leveraged  employee  stock  ownership plan
(ESOP) that covers all of our employees who complete 1,000 or more hours of service in a plan year. To establish the plan, the ESOP borrowed approximately $10,000,000 from Andy Teng, our then chief executive officer and majority shareholder, which the plan then used to purchase all of our outstanding preferred stock (a total of 1,350,000 shares) from Mr. Teng at the then market price, $7.41 per share.

The preferred stock is convertible into common stock at an exchange rate of one share of preferred to 3.12828 shares of common, has a liquidation preference of $1.00 per share, and has certain protective provisions that allow the preferred stockholders to vote on matters that would alter the preferred stockholders rights, privileges, powers or restrictions from those currently granted to the preferred stockholders. We received no funds from this transaction; however, we were required to record the liability on our books as we had guaranteed the ESOP debt, in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6). Under SOP 93-6, the loan obligation is considered unearned employee benefit expense and, as such, we record it as a reduction to stockholders' equity, "Unearned ESOP shares."

We made annual contributions to the ESOP equal to a minimum of the ESOP's required debt service less dividends received by the ESOP. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. As shares are released from collateral, we report compensation expense equal to the current market price of the shares and the released shares become outstanding for earnings-per-share computations. We recognized compensation expense of $0, $0, and $322,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Dividends on released ESOP shares are recorded as a reduction of retained earnings; dividends on unreleased ESOP shares are recorded as a reduction of debt and accrued interest when paid. ESOP interest expense related to the ESOP note was $405,000, $468,000, and $502,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

The ESOP note payable required monthly principal payments of $119,000 commencing January 1, 2000 plus interest at 8% for the first two years. In January 2001, the ESOP renegotiated its note with Mr. Teng, reducing the interest rate from 8% to 6% and lowering the required monthly principal payments from $119,000 to $25,000. The note's maturity date was also extended to December 2009 from January 2006.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN, continued
--------------------------------------------------

In December 2003, in connection with our change in control (see Note 1), Mr. Teng agreed to release the ESOP from its obligations under the promissory note, thereby releasing us from our guarantee of the ESOP debt. Since the ESOP is under investigation by the United States Department of Labor (DOL) (see Note
14), Mr. Teng has not been able to foreclose on the unreleased shares, as is his right under the ESOP agreement. In addition, Mr. Teng has agreed to indemnify us against any damages, claims, etc. relating to the establishment, operation or termination of the ESOP, including any liability relating to the pending DOL investigation.

In connection with Mr. Teng's release of the ESOP from its obligations under the promissory note, we eliminated the guarantee of ESOP loan payable and ESOP interest payable balances against additional paid-in capital, totaling $9,114,000, as this debt release is considered a contribution of capital to us by Mr. Teng. We anticipate that Mr. Teng will foreclose on the unreleased shares in 2004 when the DOL investigation is completed. At that time, the value of the unearned ESOP shares will also be eliminated against additional paid-in capital.

Preferred shares held by the ESOP at December 31 are as follows (in thousands):


                                           2003                   2002
                                    -------------------    --------------------

Allocated shares                                  464                     464
Shares released for allocation                      -                       -
Unreleased (unearned) shares                      886                     886
                                      ---------------         ---------------

Total ESOP shares                               1,350                   1,350
                                      ===============         ===============

Fair value of unreleased
     (unearned shares)              $          2,494         $            554
                                     ===============          ===============

In the event a terminated ESOP participant desires to sell his or her shares of preferred stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the years ended December 31, 2003, 2002 and 2001, we did not purchase any stock from ESOP participants. In addition, at December 31, 2003, approximately 275,000 shares of preferred stock, with an aggregate fair market value of approximately $774,000, are held by ESOP participants who are eligible to elect their diversification privileges under the ESOP.

At December 31, 2003, we have received advances from the ESOP of $210,000 that are non-interest bearing and due on demand and are reflected as a current liability in the accompanying consolidated balance sheet.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 12 - WARRANTS
------------------

The following table summarizes our warrant activity:

                                                                Number of Warrants        Weighted Average
                                                                                           Exercise Price
                                                                --------------------     --------------------
Outstanding at January 1, 2002                                          237,000            $    12.50
         Granted                                                        100,000                  1.50
         Exercised                                                            -                  -
         Canceled                                                      (106,000)               (12.50)
                                                                       ---------            ----------

Outstanding and exercisable at December 31, 2002                        231,000                  5.61

         Granted                                                      2,500,000                  0.50
         Exercised                                                            -                      -
         Canceled                                                             -                      -
                                                                    -----------             ----------

Outstanding and exercisable at December 31, 2003                      2,731,000            $     0.93
                                                                    ===========             =========

Weighted average fair value of warrants granted                           2002             $     0.59
                                                                                            =========
                                                                          2003             $     0.25
                                                                                            =========

         The  following  table   summarizes   information   about  our  warrants
outstanding at December 31, 2003:

                                                              Weighted Average
                                       Number of                 Remaining
                                      Outstanding             Contractual Life
          Exercise Price            and Exercisable               (Years)
       ---------------------    ------------------------    --------------------

              $0.50                       2,500,000                 5.0
              $1.50                         100,000                 2.3
              $2.50                          12,000                 2.5
              $5.00                          15,000                 1.2
             $10.00                         104,000                 1.2
                                   ----------------

         $0.50 - $10.00                   2,731,000                4.05
                                   ================

In December 2003, we committed to issue 2,500,000 warrants at $0.25 per share (exercisable through December 2008) to a consultant pursuant to a six-month consulting agreement. As these shares were fully vested and nonforfeitable at the date of the agreement, we measured the value of the entire warrant issuance at December 31, 2003 in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services." As we anticipate receiving no additional benefit from this contract beyond the benefits we received in December 31, 2003, we have determined to record the entire value of the warrants in December 2003. The value was determined in accordance with the Black-Scholes formula under SFAS No. 123, and totaled $625,000. As we have committed to issue all the warrants, we have reflected them as if all warrants were issued in December 2003. Pursuant to the terms of the consulting agreement, 1,666,667 warrants will be issued in 2004.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 13 - SEGMENT INFORMATION
-----------------------------

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from our products or services, the countries in which we earn revenues and holds assets, and major customers. SFAS No. 131 also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. SFAS No. 131 requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that we have only one reportable segment, and has no concentration of customers in one specific geographic area within the United States. Major customers, as defined, have been discussed in Note 1 above.

NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-----------------------------------------------------------

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2003                  2002                 2001
                                                       -----------------      ----------------    ------------------
(In thousands)

Cash paid during year ended:
     Interest                                           $           168      $           126      $        1,076
     Income taxes                                       $             -      $           417      $          178

Non-cash investing and financing activities:
     Release of guarantee of ESOP loan payable          $         9,114                    -                   -
     Purchase of Mcglen with our
       common stock                                     $             -      $         4,036      $            -

NOTE 15 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

We lease certain office space and equipment under long term operating lease agreements that expire on various dates through 2006. Minimum annual operating lease commitments at December 31, 2003 are as follows:

                      Year                                  Amount
                      ----                                  ------
                      2004                                 $494,000
                      2005                                  485,000
                      2006                                  483,000
                      ----                                  -------
                     Total                               $1,462,000
                                                         ----------

From time to time, other companies and individuals assert exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry or our business. Certain companies have asserted such rights related to products that we manufacture. We evaluate each claim relating to our products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology nor do these agreements protect us from trade secret, copyright or other violations by us or our suppliers in developing or selling these products. We also may be responsible for any product liability issues that may arise from the sale of its products.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 15 - COMMITMENTS AND CONTINGENCIES, continued
--------------------------------------------------

We have made certain indemnities and guarantees under which it may be required to make payments to a guaranteed or indemnified party in relation to certain transactions. We have indemnified our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. In connection with certain of our debt, management and stock purchase agreements, we have indemnified lenders, buyers and others for certain claims arising from our breach of representations and warranties contained in the corresponding agreements. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

On or about December 16, 2002, we were informed that the Pension and Welfare Benefits Administration of the DOL had selected our ESOP for review. The DOL has raised issues regarding the December 1999 transaction between Mr. Teng and the ESOP. In the December 1999 transaction, Mr. Teng sold shares of our common stock to the ESOP in connection with the establishment of the plan. The DOL has indicated that this transaction may have been a prohibited transaction because the purchase price of the shares may have been above fair market value at the time of the transaction, which would require the unwinding or correction of the transaction. Although Mr. Teng is primarily responsible for remedying any prohibited transaction, we may have some liability as a co-fiduciary of the ESOP. However, Mr. Teng has agreed to indemnify us against any costs or damages incurred by us in connection with the DOL investigation. We intend to cooperate with the DOL in connection with its review of our ESOP, and to bring such review to conclusion as quickly as possible.

At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

NOTE 16 - SUBSEQUENT EVENTS
---------------------------

On January 15, 2004 we entered into an employment agreement with our chief executive officer for period of two years. In connection with this employment agreement, we granted our chief executive officer an option to purchase 3,309,587 shares of our common stock at $1.01 per share. The term of the option is seven years and the options will vest over a 24-month period starting from the grant date. We did not record any expense as the exercise price was equal to the fair market value of the common stock on the date of grant.

On March 23, 2004, our board of directors adopted the Northgate Innovations, Inc. 2004 Incentive Stock Option Plan, subject to approval by our stockholders within 12 months after adoption. Under the 2004 Plan, we granted options to employees to purchase a total of 2,090,317 shares of common stock. Such options have a term of seven to ten years vesting in 24 monthly installments or four annual installments through February 2006. We did not record any expense as the exercise price was no less than the fair market value of the common stock on the date of grant. However, we may be required to record expense at the time of stockholder approval if the fair market value of the stock on the date of that approval is greater than the exercise prices of the options. The options granted under the 2004 Plan will terminate if our stockholders do not approve the 2004 Plan.

                           NORTHGATE INNOVATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 16 - SUBSEQUENT EVENTS, continued
--------------------------------------

On March 24, 2004, we granted to employees options to purchase a total of 294,500 shares of common stock, at prices ranging from $0.12 to $0.45 per share, under the 2004 Plan. Such options are vested in varying installments. We will recognize approximately $30,000 of compensation expense under APB 25 in 2004 relating to these options.

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------------

The following tables contain selected unaudited consolidated quarterly financial data (in thousands, except per share data):

                                                           Quarters Ended
                        ----------------------------------------------------------------------------
                          March 31,          June 30,         September 30,          December 31,
                             2003              2003                2003                  2003               2003
                        ---------------    --------------    -----------------     -----------------    --------------
Net sales                $    20,065    $      17,398     $      17,415          $      22,168        $      77,046
Cost of sales                 19,227           16,773            16,113                 20,677               72,790
                          ----------     ------------      ------------           ------------         ------------

Gross profit                     838              625             1,302                  1,491                4,256
Operating expenses             1,879            1,876             1,696                  3,273                8,724
                          ----------     ------------      ------------           ------------         ------------

Operating (loss) income       (1,041)          (1,251)             (394)                (1,782)              (4,468)
Other income (expense)          (167)            (102)             (125)                    64                 (330)
                          -----------    -------------     -------------          ------------         -------------
Loss before income taxes      (1,208)          (1,353)             (519)                (1,718)              (4,798)
Benefit (provision)
 for income taxes                 79                -                 -                      -                   79
                          ----------    -------------      ------------           ------------         ------------

Net loss                $     (1,129)   $      (1,353)    $        (519)         $      (1,718)       $      (4,719)
                         ===========     ============      ============           ============         ============

Basic loss per share    $      (0.08)   $       (0.09)    $       (0.03)         $        (0.11)      $      (0.31)
                         ===========     ============      ============           ==============       ============

Diluted loss per share  $      (0.08)   $       (0.09)    $       (0.03)         $        (0.11)      $      (0.31)
                         ===========     ============      ============           ==============       ============
Weighted average shares of
  common stock outstanding
     Basic                    14,943           14,943            14,943                 15,900               15,184
                         ===========     ============      ============           ============         ============
     Diluted                  14,943           14,943            14,943                 15,900               15,184
                         ===========     ============      ============           ============         ============

                                                           Quarters Ended
                        ----------------------------------------------------------------------------
                          March 31,          June 30,         September 30,          December 31,
                             2002              2002                2002                  2002               2002
                        ---------------    --------------    -----------------     -----------------    --------------
Net sales                $    19,432    $      15,645     $      18,562          $      11,537        $      65,176
Cost of sales                 17,692           13,005            16,473                 11,480               58,650
                          ----------     ------------      ------------           ------------         ------------

Gross profit                   1,740            2,640             2,089                     57                6,526
Operating expense              2,145            1,941             2,002                  1,944                8,032
                          ----------     ------------      ------------           ------------         ------------

Operating (loss) income         (405)             699                87                 (1,887)              (1,506)
Other income (expense)             5             (372)               36                     63                 (268)
                          ----------     -------------     ------------           ------------         -------------

(Loss) income before
income taxes                    (400)             327               123                 (1,824)              (1,774)

Benefit (provision)
 for income taxes                160             (127)              (45)                  (477)                (489)
                          ----------     -------------     -------------          -------------        -------------

Net income (loss)       $       (240)   $         200     $          78          $      (2,301)       $      (2,263)
                         ===========     ============      ============           =============        ============

Basic income (loss)
 per share              $      (0.02)   $         0.01    $         0.01         $        (0.15)      $      (0.16)
                         ===========     =============     =============          ==============       ============

Diluted income (loss)
 per share              $      (0.02)   $         0.01    $         0.00         $        (0.15)      $      (0.16)
                         ===========     =============     =============          ==============       ============

Weighted average shares of
  common stock outstanding
     Basic                    10,827           14,943            14,943                 14,943               13,928
                         ===========     ============      ============           ============         ============
     Diluted                  10,827           17,133            17,133                 14,943               13,928
                         ===========     ============      ============           ============         ============

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)




                 Column A                Column B   Column C  Column D  Column E
                -----------               -------   --------  ---------  -------
                                         Balance at                      Balance
                                         Beginning                        at End
                Description               of year  Additions  Deductions of Year
                -----------               -------   --------  ---------  -------
2003
----
Allowance for doubtful accounts
deducted from accounts receivable
in the balance sheet                      $  280    $   631   $     -    $  911
Reserve for obsolescence deducted
from inventories on the balance sheet        193      1,457      1,282      368
                                          -------   --------  ---------  -------
                                          $  473    $ 2,088   $  1,282   $1,279
                                          =======   ========  =========  =======

2002
----
Allowance for doubtful accounts
deducted from accounts receivable
in the balance sheet                      $  254    $    30   $      4   $  280
Reserve for obsolescence deducted
from inventories on the balance sheet        305      1,322      1,434      193
                                          -------   --------  ---------  -------
                                          $  559    $ 1,352   $  1,438   $  473
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