Form 10-K/A
NORTHGATE INNOVATIONS  INC
filed 2004-04-30
CIK 942650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

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
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the definitive Proxy Statement for the registrant's 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant's fiscal year is incorporated by reference into Parts II and III of this Form 10-K/A.

                                EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K of Northgate Innovations, Inc. and its subsidiaries (the "Company") for the fiscal year ended December 31, 2003, as filed on March 30, 2004 (the "Form 10-K"), is being filed for the purpose of (i) amending Part II, Item 5 to correct the number of holders of record of our common stock as of February 29, 2004 and to incorporate the disclosure required under the heading "Equity Compensation Plan Information" by reference to our proxy statement for the May 26, 2004 Annual Meeting of Stockholders under the same heading; (ii) correcting the date referenced for our 2004 Annual Meeting of Stockholders in Part III, Items 10, 11, 12, 13 and 14, and (iii) amending and restating the exhibit index included in the Form 10-K to include three exhibits previously filed with the Commission but inadvertently omitted from the Exhibit Index contained in the original filing. This amendment also includes currently dated certifications from each of Kent A. Savage, Chief Executive Officer of the Company, and Theodore B. Muftic, Vice President and Chief Financial Officer of the Company, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K. The remainder of our Form 10-K is not reproduced in this amendment, and this amendment does not reflect events occurring after the filing of the Company's original Form 10-K or modify or update the original Form 10-K, except to reflect the revisions described above.

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

                                                              Price Range
                                                              -----------
Quarter Ending                                           High             Low
--------------                                           ----             ---
March 31, 2002......................................... $2.00            $0.50
June 30, 2002..........................................  1.01             0.17
September 30, 2002.....................................  0.90             0.08
December 31, 2002......................................  0.51             0.16
March 31, 2003.........................................  0.25             0.11
June 30, 2003..........................................  0.25             0.12
September 30, 2003.....................................  0.25             0.07
December 31, 2003......................................  1.35             0.11

         As of February 29, 2004, there were approximately 310 holders of record of our common stock, and the closing price on the OTC Bulletin Board was $0.95.

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

Equity Compensation Plan Information

         Incorporated herein by reference to our proxy statement for the May 26, 2004 Annual Meeting of Stockholders under the caption "Equity Compensation Plan Information."

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

         In March 2002, we entered into a corporate consulting agreement with Investor Relation Resources. In exchange for various corporate consulting and public relations services, we agreed to issue 10,000 shares of our common stock. We valued these shares at the market price on the date of the agreement, $1.00 per share. These shares were not registered under the Securities Act pursuant to
Section 4(2) of the Securities Act.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to our proxy statement for the May 26, 2004 Annual Meeting of Stockholders under the caption "Management--Executive Officers and Directors."

         We have adopted a code of ethics applicable to our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial and accounting officer. We will provide a copy of the code of ethics to any person, without charge, upon written request delivered to our offices at 801 S. Sentous Street, City of Industry, California 91748.

ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated herein by reference to our proxy statement for the May 26, 2004 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information," provided that the Compensation Committee Report on Executive Compensation, the Report of the Audit Committee and the Comparison of Stockholder Returns are expressly not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Incorporated herein by reference to our proxy statement for the May 26, 2004 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to our proxy statement for the May 26, 2004 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Incorporated herein by reference to our proxy statement for the May 26, 2004 Annual Meeting of Stockholders under the caption "Principal Accountant Fees and Services."

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant's annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NORTHGATE INNOVATIONS, INC.


                           By: /s/ Kent A. Savage
                               --------------------------
                               Kent A. Savage
                               Chief Executive Officer

Date:  April 30, 2004

                                INDEX TO EXHIBITS

        Exhibit
        Number     Description
        ------     -----------

         2.1 Amended and Restated Agreement and Plan of Merger, dated as of March 21, 2001, by and among Mcglen Internet Group, Inc., Mcglen Acquisition Company, Lan Plus Corporation and Andy Teng. (1)

         2.2 Amendment No. 4 dated March 14, 2002 to the Amended and Restated Agreement and Plan of Merger, dated as of March 21, 2001, by and among Mcglen Internet Group, Inc., Mcglen Acquisition Company, Lan Plus Corporation and Andy Teng. (2)

         3.1      Certificate of Incorporation of registrant. +

         3.2 Certificate of Amendment of Certificate of Incorporation of registrant, filed with the Delaware Secretary of State on March 15, 2002. (3)

         3.3 Certificate of Designation of Preferences of Series A Preferred Stock of registrant, filed with the Delaware Secretary of State on March 15, 2002. +

         3.4      Amended and Restated Bylaws of registrant. +

         4.1      Specimen Certificate for Common Stock. +

         4.2 Registration Rights Agreement among registrant, Glenbrook Group, LLC and J&M Interests, LLC, dated December 9, 2003. (4)

         10.1 Sublease Agreement by and between registrant and Proview Technology, Inc., dated July 2, 2002. +

         10.2*    Registrant's 1999 Stock Option Plan. (5)

         10.3*    Registrant's 2000 Stock Option Plan. (6)

         10.4*    Registrant's 2004 Stock Incentive Plan. +

         10.5* Employment Agreement by and between Kent A. Savage and registrant dated as of January 15, 2004. +

         10.6* Stock Option Agreement by and between Kent A. Savage and registrant dated as of January 15, 2004. +

         10.7* Employment Agreement by and between Theodore B. Muftic and the registrant dated March 1, 2004. +

         10.8* Consulting Agreement by and between J&M Interests, LLC and the registrant dated December 9, 2003. (7)

         10.9* Form of Common Stock Purchase Warrant issued by registrant to J&M Interests, LLC pursuant to Consulting Agreement dated December 9, 2003. +

         10.10 Purchase and Sale Agreement by and between the registrant and Prestige Capital Corporation dated February 6, 2004. +

         10.11 Stock Purchase Agreement between Glenbrook Group, LLC and the registrant dated December 9, 2003. (8)

         21       Subsidiaries of registrant. +

         23.1     Consent of Singer Lewak Greenbaum & Goldstein LLP. +

         23.2     Consent of Corbin & Company LLP. +

         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer. +

         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer. +

         31.3 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (9)

         31.4 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (9)

         32       Section 1350 Certifications. +

-------------------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 4(c) of Form 10-K.

+ Previously filed with the registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2004.

(1) Incorporated herein by reference to Appendix A of registrant's Proxy Statement/Prospectus dated February 12, 2002.

(2) Incorporated herein by reference to registrant's Current Report on Form 8-K filed with the Commission on April 9, 2002.

(3) Incorporated herein by reference to registrant's Annual Report on Form 10-K filed with the Commission on April 16, 2002.

(4) Incorporated herein by reference to registrant's Current Report on Form 8-K filed with the Commission on December 24, 2003.

(5) Incorporated herein by reference to registrant's Amendment No. 1 to its Annual Report on Form 10-KSB filed with the Commission on April 17, 2000.

(6) Incorporated herein by reference to registrant's Amendment No. 1 to its Registration Statement on Form SB-2 filed with the Commission on September 27, 2000.

(7) Incorporated herein by reference to the Schedule 13D of Glenbrook Group, LLC filed with the Commission on December 22, 2003.

(8) Incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Commission on December 24, 2003.

(9)      Filed herewith.

                                                                    EXHIBIT 31.3

                            Section 302 Certification

         I, Kent A. Savage, certify that:

         1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A of Northgate Innovations, Inc.;

                  and

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.



Date:    April 30, 2004                  /s/ Kent A. Savage
                                         ------------------------
                                         Kent A. Savage
                                         Chief Executive Officer

                                                                    EXHIBIT 31.4

                            Section 302 Certification

         I, Theodore B. Muftic, certify that:

         1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A of Northgate Innovations, Inc.;

                  and

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.





Date:    April 30, 2004              /s/ Theodore B. Muftic
                                     -------------------------------------------
                                     Theodore B. Muftic
                                     Vice President and Chief Financial Officer