Form 10-Q
period 2004-03-31
NORTHGATE INNOVATIONS  INC
filed 2004-05-17
CIK 942650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2004, was 18,942,808 shares of Common Stock, $0.03 par value.

                           NORTHGATE INNOVATIONS, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1. Financial Statements

Consolidated Balance Sheets................................................  3

Consolidated Statements of Operations......................................  4

Consolidated Statement of Stockholders' Equity.............................  5

Consolidated Statements of Cash Flows......................................  6

Notes to Condensed Consolidated Financial Statements.......................  7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................. 14

Item 3. Quantitative and Qualitative Disclosures About Market Risks........ 32

Item 4. Controls and Procedures............................................ 32

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................... 33

SIGNATURES................................................................. 34

                           NORTHGATE INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                    March 31,              December 31,
                                                                       2004                    2003
                                                                -------------------     -----------------
                                                                -------------------     -----------------
                                                                   (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                     $            814          $         464
  Accounts receivable, net of allowance for doubtful
    accounts of $682 and $911 in 2004 and 2003,
    respectively                                                           8,539                  6,597
  Inventories, net                                                         2,719                  3,480
  Prepaid expenses and other current assets                                  593                    573
                                                                 ---------------           ------------

     Total current assets                                                 12,665                 11,114

Equipment, net                                                               624                    709
Goodwill                                                                   3,492                  3,492
Other assets                                                                  82                     82
                                                                 ---------------           ------------

     Total assets                                               $         16,863          $      15,397
                                                                 ===============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $          5,705          $       5,710
  Accrued expenses                                                           555                    328
  Short-term financing                                                     1,247                      -
  Accrued royalties                                                        1,431                  1,431
  Convertible notes payable                                                  100                    100
  Dividends payable                                                          186                    186
  Advances from ESOP                                                         210                    210
  Advances from related party                                              1,000                  1,000
  Notes payable - current portion                                              4                     16
                                                                 ---------------           ------------

     Total current liabilities                                            10,438                  8,981

Notes payable, net of current portion                                      1,322                  1,355
                                                                 ---------------           ------------

     Total liabilities                                                    11,760                 10,336
                                                                 ---------------           ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000 shares authorized,
   1,350 shares issued and outstanding, liquidation
   preference of $1,350                                                       14                     14
  Common stock, $0.03 par value; 50,000 shares authorized,
   18,943 shares issued and outstanding                                      568                    568
  Additional paid-in capital                                              14,585                 14,572
  Accumulated deficit                                                     (3,501)                (3,530)
                                                                 ---------------           ------------
                                                                          11,666                 11,624

  Less: Unearned ESOP shares                                              (6,563)                (6,563)
                                                                 ---------------           ------------

     Total stockholders' equity                                            5,103                  5,061
                                                                 ---------------           ------------

     Total liabilities and stockholders' equity                 $         16,863          $      15,397
                                                                 ===============           ============


      See accompanying notes to condensed consolidated financial statements
                                        3

                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                                      For The Three Months Ended
                                                                  March 31,                March 31,
                                                                     2004                    2003
                                                              -------------------     --------------------


Net sales                                                     $         19,348          $      20,065
Cost of sales                                                           16,911                 19,227
                                                               ---------------           ------------

     Gross profit                                                        2,437                    838

Operating expenses                                                       2,268                  1,879
                                                               ---------------           ------------

     Operating profit (loss)                                               169                 (1,041)
                                                               ---------------           ------------

Other expense:
  Interest expense                                                         127                    133
  Other                                                                     13                     34
                                                               ---------------           ------------

     Total other expense                                                   140                    167
                                                               ---------------           ------------

Income (loss) before provision for income taxes                             29                 (1,208)

Provision for (benefit from) income taxes                                    -                    (79)
                                                               ---------------           -------------

Net income (loss)                                             $             29          $      (1,129)
                                                               ===============           ============

Basic income (loss) per share                                 $              -          $       (0.08)
                                                               ===============           ============

Diluted income (loss) per share                               $              -          $       (0.08)
                                                               ===============           ============

Weighted average shares of common stock outstanding:
   Basic                                                                18,943                 14,694
                                                               ===============           ============
   Diluted                                                              20,246                 14,694
                                                               ===============           ============


      See accompanying notes to condensed consolidated financial statements
                                        4

                           NORTHGATE INNOVATIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)



                    Preferred Stock             Common Stock         Additional       Unearned                             Total
                 -----------------------    ---------------------      Paid-in          ESOP         Accumulated       Stockholders'
                   Shares       Amount      Shares       Amount        Capital         Shares          Deficit             Equity
                 -----------   ---------    --------    ---------   --------------   -----------    --------------    --------------
Balance,
 January 1,
  2004                1,350    $    14      18,943      $   568     $  14,572       $  (6,563)       $  (3,530)       $     5,061

Stock-based
  compensation            -          -           -            -            13               -                -                 13

Net income                -          -           -            -             -               -               29                 29
                      -----      -----       -----       ------        ------        --------        ---------          ---------

Balance,
  March 31,
  2004                1,350    $    14      18,943      $   568     $  14,585       $  (6,563)       $  (3,501)       $     5,103
                      =====     ======      ======       ======      ========        ========         ========         ==========


      See accompanying notes to condensed consolidated financial statements
                                        5

                           NORTHGATE INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                    For The Three Months Ended
                                                                March 31,                March 31,
                                                                   2004                    2003
                                                            -------------------     --------------------
Cash flows from operating activities:
    Net income (loss)                                        $             29      $         (1,129)
    Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
        Depreciation                                                       87                    67
        Loss on disposal of fixed assets                                   19                     -
        Stock-based compensation                                           13                     -
        Provision for losses on accounts receivable                        22                     -
        Changes in operating assets and liabilities:
           Accounts receivable                                         (1,964)               (7,597)
           Inventories                                                    761                (2,506)
           Prepaid expenses and other current assets                      (20)                  (37)
           Accounts payable                                                (5)                7,933
           Accrued expenses                                               227                    16
           ESOP interest payable                                            -                   101
           Accrued royalties                                                -                    (9)
                                                              ---------------       ---------------

    Net cash used in operating activities                                (831)               (3,161)
                                                              ---------------       ---------------

Cash flows from investing activities:
    Purchases of equipment                                                (62)                  (17)
                                                              ---------------       ---------------

    Net cash used in investing activities                                 (62)                  (17)
                                                              ---------------       ---------------

Cash flows from financial activities:
    Borrowings on line of credit                                            -                 1,994
    Payments on note payable to bank                                       (4)                    -
    Advances from related party                                           500                     -
    Payments on advances from related party                              (500)                    -
    Borrowings under short-term financing, net                          1,247                     -
                                                              ---------------       ---------------

Net cash provided by financing activities                               1,243                 1,994
                                                              ---------------       ---------------

Net increase (decrease) in cash and cash equivalents                      350                (1,184)

Cash and cash equivalents, beginning of period                            464                 1,837
                                                              ---------------       ---------------

Cash and cash equivalents, end of period                     $            814      $            653
                                                              ===============       ===============

The Company paid $57 and $1 for interest and $0 and $0 for taxes, during the three months ended March 31, 2004 and 2003, respectively.


      See accompanying notes to condensed consolidated financial statements
                                        6

                           NORTHGATE INNOVATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements include the accounts of Northgate Innovations, Inc. (formerly Mcglen Internet Group, Inc.) and its wholly owned subsidiaries and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). We have eliminated all significant intercompany transactions. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of our management, the accompanying financial statements contain all adjustments necessary to present fairly our financial position at March 31, 2004 and December 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2004 and March 31, 2003. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

As defined by Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," we operate in one business segment, using one measurement of profitability for our business.

NOTE 2 - OVERVIEW AND RECENT DEVELOPMENTS
-----------------------------------------

We are a Delaware corporation headquartered in the City of Industry, California. We are a distributor of personal computers, notebooks, accessories and software products. We specialize in selling these products through television shopping networks, mail order catalog companies and large electronic and office supply chain stores, principally in the United States. We are organized and operate as one business segment.

In December 2003, an investor group acquired a majority of our outstanding common stock and appointed a majority of the members of our board of directors. In connection with this transaction, we sold 4,000,000 shares of our common stock to this investor group at $0.25 per share, or a total of $1,000,000. Also in connection with this transaction, we agreed to issue warrants to purchase a total of 2,500,000 shares of our common stock to a member of the investor group as consideration for certain consulting services to be provided for six months following the date of the stock purchase. The warrants were issued in three equal installments of 833,333, the first of which occurred on December 9, 2003. The warrants are exercisable over a five-year period at $0.50 per share. Since the change in control resulting from this transaction only involved 50.5% of our outstanding common stock, on a fully diluted basis, "push-down accounting" treatment does not apply. Therefore, we accounted for the acquisition on a historical basis and did not apply purchase accounting.

                           NORTHGATE INNOVATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - OVERVIEW AND RECENT DEVELOPMENTS, continued
----------------------------------------------------

In January and February of 2004, our new board of directors employed new members of our management team, including a new chief executive officer. Under the direction of our restructured management team, we began implementing a new strategic focus designed to complement our existing business. We are now developing a business plan to launch a hardware and software offering targeted at the youth market, which we believe is an underserved segment of the personal computer and Internet market.

Our new product initiative will require significant capital to fund operating expenses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until we achieve positive cash flows from that initiative. We expect to seek between $5,000,000 and $10,000,000 in external equity financing by the end of our current fiscal year to fund our new product initiative. We have yet to come to an agreement with potential investors regarding the terms of any such equity financing. In order to fund our current working capital needs, we have entered into a purchase and sale agreement with a financial institution under which we may assign certain of our accounts receivable for immediate cash. We are currently in discussions with other financial institutions regarding alternatives to this funding source. We may decide to continue with our existing arrangement or seek other arrangements on terms that we believe would be more beneficial to meet our long-term requirements, including funding a portion of the requirements necessary to implement our new product initiative. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows from our new product initiative or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach positive cash flow from our new product initiative. If we are not able to raise sufficient external financing, we will have to curtail our efforts to implement our new product initiative.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Inventories
-----------

We state inventories at the lower of cost or market. We determine cost using average cost. Inventory costs include raw materials, labor and overhead. When required, we make provisions to reduce excess and obsolete inventories to their estimated net realizable value.

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


Inventories, net, consists of the following (in thousands):

                                    March 31,            December 31
                               -------------------------------------------
                                      2004                   2003
                               -------------------    --------------------

Raw material                   $          2,547        $           2,995
WIP and finished goods                      172                      485
                                ---------------         ----------------

                               $          2,719        $           3,480
                                ===============         ================

                           NORTHGATE INNOVATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, continued
---------------------------------------------------

Goodwill and Other Intangible Assets
------------------------------------

We have adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not to be amortized, and effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise. We decided to perform an impairment test on goodwill as of December 31, 2003. We determined that $590,000 of the recorded goodwill balance was impaired and we wrote down that amount in 2003. There can be no assurance, however, that market conditions will not change or demand for our services will continue, which could result in additional impairment of goodwill and other intangible assets in the future.

We record identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method at their respective fair values. We have recorded deferred income taxes to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

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

For sales of merchandise owned and warehoused by us, we recognize revenue when title to products sold has transferred to the customer in accordance with shipping terms. We also sell merchandise from suppliers on a "drop-ship" basis. We take title to this merchandise from the time it is shipped by the supplier until the time it is received by the customer

Stock-Based Compensation
------------------------

We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. At March 31, 2004, we have one stock-based employee compensation plan, the Mcglen Internet Group 2000 Stock Option Plan, which is described more fully in
Note 10 to the Financial Statements contained in our Annual Report on Form 10-K. We have also adopted a second stock-based employee compensation plan, the Northgate Innovations, Inc. 2004 Stock Incentive Plan, subject to approval by our stockholders. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. Approximately $13,000 of stock-based employee compensation cost related to these plans is reflected in the statement of operations for the three months ended March 31, 2004, in connection with certain options granted under those plans which had exercise prices less than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the minimum value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share data):

                           NORTHGATE INNOVATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, continued
---------------------------------------------------

                                                                    March 31,
                                                    -------------------------------------------
                                                           2004                     2003
                                                    --------------------       ----------------
Net income (loss), as reported                       $             29        $        (1,129)

Add:

  Total stock-based compensation under APB 25                      13                      -

Deduct:
  Total stock-based compensation
   expense under fair value based
   method for all awards, net of
   related tax effects                                            (33)                   (10)
                                                      ----------------        ---------------

Pro forma net income (loss)                          $              9        $        (1,139)
                                                      ===============         ===============

Basic EPS - as reported                              $              -        $         (0.08)
                                                      ===============         ===============
Diluted EPS - as reported                            $              -        $         (0.08)
                                                      ===============         ===============
Basic EPS - pro forma                                $              -        $         (0.08)
                                                      ===============         ===============
Diluted EPS - pro forma                              $              -        $         (0.08)
                                                      ===============         ===============

Net Income (Loss) Per Share
---------------------------

Basic net income (loss) per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted net income (loss) per share reflects the potential dilution that could occur if other rights to require us to issue common stock were exercised. Each share of ESOP preferred stock is convertible into 3.16582 shares of common stock. Allocated ESOP shares (including shares released for allocation) are considered dilutive for all periods presented. The computation of basic and diluted shares outstanding is as follows for the three months ended March 31 (in thousands):

                                                       March 31,
                                       -----------------------------------------
                                              2004                     2003
                                       --------------------       --------------

Weighted average shares - basic                   18,943               14,694
Effect of dilutive shares                          1,303                    -
                                         ---------------              -------

Weighted average shares - dilutive                20,246               14,694


Since we reported a loss for the three months ended March 31, 2003, basic and diluted weighted average shares are the same for that period, as the effect of stock options and warrants per share are anti-dilutive and thus not included in the diluted loss per share calculation. There were no additional potential dilutive shares at March 31, 2003.

                           NORTHGATE INNOVATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CONCENTRATIONS
-----------------------

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Sales are primarily concentrated in the United States. We have primarily offered consumers personal computers and related products through distribution channels that include large electronic and office supply retailers, television shopping networks and mail order catalogues. We perform credit evaluations on our customers and we provide allowances for potential credit losses and product sales returns. Some key components included in our line of products are currently available only from single or limited sources. The loss of a major customer or the inability of one or more of our suppliers to meet our demand for components in a timely and cost-effective manner could have a material adverse impact on our financial condition or results of operations.

Historically, we have relied upon sales to a few customers. During the first quarter of 2004, approximately 53% of our revenues were from one customer. This customer had an accounts receivable balance of approximately $6.1 million at March 31, 2004. During the first quarter of 2003, approximately 25% of our revenues were from that customer. We believe that we could locate other customers that would purchase merchandise on comparable terms; however, the establishment of new customer relationships could take several months.

For the three months ended March 31, 2004 and 2003, one supplier accounted for approximately %19 and 13%, respectively, of our total purchases. Management believes that other suppliers could provide similar merchandise on comparable terms.

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

NOTE 5 - SHORT-TERM FINANCING
-----------------------------

At December 31, 2003, we had a $2,500,000 revolving credit facility with a commercial bank. The facility expired in January 2004.

In February 2004 we entered into a purchase and sale agreement with a financial institution. Under the terms of that agreement, we may assign certain of our accounts receivable to the financial institution for immediate cash in the amount of 75% of the assigned receivables. We also receive a portion of the remaining balance of the assigned accounts receivable, depending on how soon after assignment the financial institution receives payment on those accounts. Under this arrangement we have an effective interest rate of approximately 3.0% to 4.0% per month. Under the purchase and sale agreement, the financial institution has certain rights of recourse against us for uncollected accounts receivable. The arrangement expires in August 2004, with automatic annual extensions unless either party gives 60 days prior written notice to the contrary. The financial institution may terminate the arrangement at any time with 60 days prior written notice. We expect to keep this arrangement in place until we can obtain another facility on more favorable terms to us. We are in discussions with several financial institutions regarding alternative financing arrangements, but we do not currently have any binding commitments regarding such a facility.

                           NORTHGATE INNOVATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

During 2003, we recorded approximately $2,506,000 in advances from our former chief executive officer, Andy Teng. We recorded approximately $1,506,000 in repayment of these recorded advances during 2003. During January 2004, we recorded an additional $500,000 in repayments to Mr. Teng. These payments were in violation of certain restrictions in connection with our line of credit. In addition, the payments were in violation of a subordination agreement that Mr. Teng executed for the benefit of the bank. Mr. Teng paid us $500,000 on February 2, 2004. The outstanding recorded advances of $1,000,000 are due on demand. The advances from Mr. Teng recorded by us, and the payments to Mr. Teng on the recorded advances, were not approved by our board of directors.

On October 27, 2003, we received an advance of approximately $200,000 from a trust account in the name of our employee stock ownership plan, or ESOP. At the instruction of Mr. Teng, we recorded that advance as an advance from Mr. Teng, individually. In January 2004, we received another advance of $10,000 from a trust account in the name of the ESOP. We have set aside the amount of those advances in a separate bank account, for the benefit of the ESOP, and we are holding that amount pending receipt of guidance from governmental authorities.

During March 2004, we received a demand from Mr. Teng for repayment of $1,210,000 in advances. In April 2004, Mr. Teng filed suit to collect this amount (see Note 7).

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

On or about December 16, 2002, we were informed that the Pension and Welfare Benefits Administration of the United States Department of Labor ("DOL") had selected our ESOP for review, which is described more fully in Note 15 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The DOL has raised issues regarding the December 1999 transaction between Mr. Teng and the ESOP, in which Mr. Teng sold shares of our preferred stock to the ESOP in connection with the establishment of the plan. The DOL has indicated that this transaction may have been a prohibited transaction because the purchase price of the shares may have been above fair market value at the time of the transaction, which would require the unwinding or correction of the transaction. Although Mr. Teng is primarily responsible for remedying any prohibited transaction, we may have some liability as a co-fiduciary of the ESOP. However, Mr. Teng has agreed to indemnify us against any costs or damages incurred by us in connection with the ESOP, including any cost or damages relating to the DOL investigation. We intend to cooperate with the DOL in its review of our ESOP, and to bring such review to conclusion as quickly as possible.

In April 2004, Mr. Teng filed suit to collect the recorded advances described in
Note 6. In his collection suit, we believe that Mr. Teng, the sole trustee of our ESOP, is seeking the repayment of the initial advance we received from our ESOP described in Note 6 to himself, individually, under the premise that the money was owed to him under a loan agreement between our ESOP and Mr. Teng. We have not been able to confirm or deny that premise. We intend to defend the collection suit by Mr. Teng to protect the assets of our ESOP, to require Mr. Teng to account for amounts he advanced to us while he was in control of our accounting function, to assert our right to set off amounts owed to us by Mr. Teng against amounts we otherwise owe to Mr. Teng, if any, and to assert other claims that we have against Mr. Teng.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

The information contained below is subject to the "Factors Affecting Operating Results" and other risks detailed in this report and our other reports filed with the Securities and Exchange Commission. We urge you to review carefully the section "Factors Affecting Operating Results" included in this report for a more complete discussion of the risks associated with an investment in our securities.

Executive Overview

Since 1992, when our predecessor was formed, we have primarily offered consumers personal computers and related products through distribution channels that include television shopping networks, mail order catalog companies and large electronic and office supply chain stores. In December 2003, new investors in the Company acquired a majority of our outstanding common stock and appointed a majority of the members of our board of directors. In January and February of 2004, our new board of directors employed new members of our management team, including a new chief executive officer. Under the direction of our restructured management team, we began implementing a new strategic focus designed to complement our existing business. We are now developing a business plan to launch a hardware and software offering targeted at the youth market, which we believe is an untapped segment of the personal computer and Internet market.

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

In the consumer electronics industry, and particularly with respect to the distribution of personal computers, financial performance is closely tied to the ability of the distributor to receive adequate gross profit margins. Since our operating expenses are relatively fixed, we must increase our gross margins in order to generate more income, and cash. Competition has driven down the selling prices for personal computers. Due primarily to the competitive pressures on our selling prices, over the last two fiscal years our gross profit margins have decreased significantly. As a result, we have experienced operating losses and net losses in each of the past two fiscal years. These losses have been the primary reason for a decrease in our cash and cash equivalents from approximately $8.6 million at the end of 2001 to approximately $814,000 at March 31, 2004. We expect that there will be continued pressure on our margins in the foreseeable future.

In order to improve our gross profit margins, we have adopted our new product initiative to try to decrease the competitive pressures on our margins. Our new product initiative is designed to increase demand for our products, so that we can charge a higher price for, and thereby increase the profit margin on, those products. If we are unsuccessful in increasing the demand for our new products, and receiving a higher price for those products, we will probably not be successful in improving our profit margins. We are also trying to increase the profit margins on both our new products and our existing product line by lowering our component costs, which decreases our cost of goods sold. However, lowering component costs has proven difficult in the past. If we cannot improve our margins through our new product initiative, or by lowering our component costs, our financial performance is likely to continue to suffer in 2004 and beyond.

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

Our critical accounting policies are as follows:

Revenue Recognition. We derive revenue primarily from sales of our personal computers, and to a lesser extent, from software, peripherals and accessories. Generally, we will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. We provide for estimated costs of doubtful accounts and product warranties as a reduction in earnings at the time we recognize revenue. Our estimate of costs of doubtful accounts is based upon our historical collection experience. If our collections decrease due to the deterioration of the financial condition of our customers, or otherwise, we would have to increase the doubtful account allowance, which would reduce earnings. Securities and Exchange Commission Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements requires us to estimate returns and warranty expenses prior to recognizing revenue. While certain of the products we sell are covered by third party manufacturer warranties, we may have products returned by customers the costs of which we may not be able to recover from the manufacturer. Returns of this nature have been immaterial in the past; however, should actual product failure rates increase, or if the manufacturers go out of business or refuse to honor their warranty obligations, we may be forced to cover these warranty costs and the costs may differ from our estimates. We will record discounts provided to resellers for achieving purchasing targets as a reduction of revenue on the date of sale.

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

Impairment  of  Long-Lived   Assets.  We  evaluate  the  recoverability  of  our
long-lived assets and review these assets for recoverability when events or circumstances indicate a potential impairment. Factors we consider important that could trigger an impairment review include the following:

     1. significant underperformance relative to historical or projected operating results;

     2. significant changes in the manner or use of the assets or the strategy for our overall business; and

     3.   significant negative industry or economic trends.

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

                                               PERCENTAGE OF NET SALES
                                               -----------------------
                                                PERIOD ENDED MARCH 31,
                                                  2004       2003
                                                  ----       ----

     Net sales                                    100.0%     100.0%
     Cost of sales                                 84.4       95.8
                                                  ------     ------
     Gross profit                                  12.6        4.2
     Operating expenses                            11.7        9.4
                                                  ------     ------
     Income (loss) from operations                  0.9       (5.2)
     Interest expense, net                          0.7        0.7
     Other expense                                  0.1        0.1
                                                  ------     ------
     Loss before income taxes                       0.1       (6.0)
     Provision for income taxes                     0.0       (0.4)
                                                  ------     ------
     Net income (loss)                              0.1%        (5.6)%
                                                  ======     =======

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

During the three months ended March 31, 2003, approximately 15% of our revenue was derived through television shopping networks, compared to 4% in 2004. In addition, sales to our largest customer went from approximately 25% of total sales during the three months ended March 31, 2003 to approximately 53% in 2004. This shift in customer and product mix had a significant impact on the results of operations for the three months ended March 31, 2004 when compared to the comparable period in 2003. Our net sales decreased by approximately $717,000, or 3.6%, to approximately $19.4 million for the three months ended March 31, 2004, compared to approximately $20.1 million for the three months ended March 31, 2003, while our gross profit increased by approximately $1.6 million, or 190%, to approximately $2.4 million for the three months ended March 31, 2004, compared to approximately $838,000 for the three months ended March 31, 2003. Our gross profit as a percentage of net sales increased to 12.6% for the three months ended March 31, 2004 from 4.2% for the comparable period in 2003. The relative decrease in distribution and Internet sales allowed us to achieve better margins in the first three months of 2004. Other factors contributing to improved margins include favorable component pricing in 2004 and a $250,000 provision for slow moving inventory recorded during the three months ended March 31, 2003. We did not record an additional provision for slow moving inventory during the three months ended March 31, 2004.

Our future gross profit margins may fluctuate significantly from recent levels as the result of competitive pressures on revenues or higher component costs. The preceding statement concerning our future gross margins is a forward looking statement that involves certain risks and uncertainties that could result in a fluctuation of gross margins below those achieved for the three months ended March 31, 2004 or year ended December 31, 2003. Although we believe that we provide a high level of value and added services, pricing and gross profit could be negatively impacted by the activities of larger computer manufacturers.

Our operating expenses increased by approximately $389,000, or 20.7%, to approximately $2.3 million for the three months ended March 31, 2004, from approximately $1.9 million for the same period in 2003. The increase in operating expenses was attributable to an increase of approximately $234,000 in professional fees related to regulatory filings and audit fees, an increase of approximately $100,000 in marketing costs related to outsourced product development and design relating to our new product initiative, an increase of approximately $67,000 in travel related costs associated with new members of our management team who do not live near our principal offices and the opening of our administrative office in Austin, Texas.

Our other expense decreased by approximately $27,000, or 16.2%, to approximately $140,000 for the three months ended March 31, 2004, from approximately $167,000 for same period in the prior year. The decrease was due primarily to a decrease in interest expense related to certain debt of our ESOP that we paid and a net decrease in borrowings on our revolving line of credit or through assignment of accounts receivable during the three months ended March 31, 2004.

We did not make a provision for income taxes in the three months ended March 31, 2004. We had a benefit from income taxes of approximately $79,000 in the same period in the prior year. We currently have sufficient net operating loss carryforwards to offset any potential incomes taxes on our taxable income in the current period.

INCOME TAXES

For the periods ended March 31, 2004 and 2003, the difference between the amount of income tax recorded and the amount of income tax expense calculated using the federal statutory rate of 34% is due to state income taxes and other permanent differences.

We have federal and state net operating loss carryforwards of approximately $16 million and $10 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2023 for federal purposes and 2004 through 2013 for state purposes, if not utilized. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in us being able to only utilize approximately $3.8 million and $0.5 million, to offset federal and state income, respectively, as of March 31, 2004. The remaining net operating loss carryforwards will go unused.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary financing need has been the funding of working capital requirements. We financed our operations and met our capital expenditure requirements primarily from cash provided by operations, borrowings from private individuals, including our former chief executive officer and majority stockholder, and financial institutions. As of March 31, 2004, we had approximately $814,000 in cash, cash equivalents and short-term investments, compared to approximately $464,000 and $653,000 at December 31, and March 31, 2003, respectively. Our new product initiative will require significant capital to fund operating expenses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until we achieve positive cash flows from that initiative. We expect to seek between $5.0 million and $10.0 million in external equity financing by the end of our current fiscal year to fund our new product initiative. We have yet to enter into an agreement with potential investors regarding the terms of any such equity financing. In order to fund our current working capital needs, we have entered into a purchase and sale agreement with a financial institution under which we assign certain of our accounts receivable for immediate cash. We are currently in discussions with other financial institutions regarding alternatives to this funding source. We may decide to continue with our existing arrangement or seek other arrangements on terms that we believe would be more beneficial to meet our long-term requirements, including funding a portion of the requirements necessary to implement our new product initiative. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows from our new product initiative or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach positive cash flow from our new product initiative. If we are not able to raise sufficient external financing, we will have to curtail our efforts to implement our new product initiative.

During the year ended December 31, 2003, we had a revolving credit facility with a commercial bank. The facility was collateralized by a first priority lien on substantially all of our assets and the personal guarantee of our former chief executive officer and majority stockholder. Under the facility, we could borrow up to $2.3 million for working capital purposes, subject to availability under a borrowing base. As of December 31, 2003, we had no borrowings under the facility. The revolving credit facility terminated and all amounts borrowed thereunder and not previously repaid were due and payable in full (including any accrued interest) on January 31, 2004. Advances under the facility accrued interest at a rate equal to the bank's prime rate plus 0.75% per annum.

In January 2004 we repaid $500,000 of the approximately $1.0 million in advances we had recorded from our former chief executive officer and majority stockholder, which was in violation of certain restrictions in connection with our revolving credit facility. In addition, that payment was in violation of a subordination agreement that our former chief executive officer and majority stockholder executed for the benefit of the bank. Our former chief executive officer and majority stockholder repaid the $500,000 to us on February 2, 2004.

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

On or about February 6, 2004, we entered into a purchase and sale agreement with a financial institution. Under the terms of that agreement, we may assign certain of our accounts receivable to the financial institution for immediate cash in the amount of 75% of the assigned receivables. We also receive a portion of the remaining balance of the assigned accounts receivable, depending on how soon after assignment the financial institution receives payment on those accounts. Under this arrangement we have an effective interest rate of approximately 3.0% to 4.0% per month. Under the purchase and sale agreement, the financial institution has certain rights of recourse against us for uncollected accounts receivable. The arrangement expires in August 2004, with automatic annual extensions unless either party gives 60 days prior written notice to the contrary. The financial institution may terminate the arrangement at any time with 60 days prior written notice. We expect to keep this financing purchase line in place until we can obtain another facility on more favorable terms to us. We are in discussions with several financial institutions regarding alternative financing arrangements, but we do not currently have any binding commitments regarding such a facility.

Our net cash used in operating activities for the three months ended March 31, 2004 was approximately $831,000, as compared to net cash used in operating activities of $3.2 million for the comparable period during 2003. This decrease was primarily the result of net income of approximately $29,000 for the three months ended March 31, 2004 compared to a net loss of approximately $1.1 million for the comparable period in 2003.

Our net cash used in investing activities was approximately $62,000 for the three months ended March 31, 2004, compared to net cash used in investing activities of approximately $17,000 for the comparable period in 2003. Cash used in investing activities consists of the purchase of property and equipment.

Our net cash provided by financing activities was approximately $1.2 million for the three months ended March 31, 2004, compared to approximately $2.0 million for the comparable period in 2003. Our net borrowings during the three months ended March 31, 2003 were approximately $2.0 million under our revolving credit facility compared to the assignment of approximately $1.2 million of accounts receivable under our purchase and sale agreement with a financial institution during the comparable period in 2004.

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

Although we have over ten years of operating history, we have no history operating our new business model. We began exploring our new product initiative in December 2003. Our new product initiative is still in the early planning stage and is a new strategic focus for us. There are significant risks and costs inherent in our efforts to undertake our new product initiative. These include the risk that we may not be able to develop viable products, achieve market acceptance for our proposed line of products or earn adequate revenues from the sale of such products, that our new business model, if started at all, may not be profitable and other significant risks related to the implementation of a new business model described below. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. We will devote a great deal of our resources to implementing our new product initiative. Therefore, if that initiative is not successful, we may not be able to continue to operate our existing business. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our proposed business model, which would hurt our existing business.

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

     o    our  need  to  structure   our  internal   resources  to  support  the
          development, marketing and future growth of our proposed product offerings;

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

As a result of our new growth strategy, it is extremely difficult to forecast our future financial performance. We are now in the initial stages of pursuing our new business plan. Therefore, we do not expect to achieve profitability with our new product line, and expect to incur net losses, at least through the end of 2004. We expect to incur significant product development, administrative and operating expenses relating to our new product initiative in the future. Only if we are able to successfully develop our proposed products, bring them to market before our competitors, and gain the acceptance of our products by our target market, will we be able to generate any significant revenues from our new business model. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of that business model.

If we are unable to develop our new line of products and services, our business will suffer.

We hope to develop and then deliver to market an offering of hardware, software and services focused on the youth market, a segment of the personal computer and online market that we believe is currently underserved. If we are unsuccessful in developing these new products, we will have no new products or services to bring to market and, therefore, will never be able to generate revenues from our new product initiative, and our business will suffer. Also, if we exhaust all available funds before we can develop our new line of products and services, our new business model will fail, and our existing business will suffer.

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

The market for consumer electronics products is characterized by rapid technological change, frequent new product introductions and changes in customer requirements. We believe that we have identified a segment of the personal computer market that is currently underserved. Therefore, our success will depend upon our ability to develop and introduce our new products in a timely manner and to gain market acceptance of any products developed, before a competitor can introduce competing products aimed at our target market segment. In developing our new line of products, we have made, and will continue to make, assumptions with respect to which features and performance criteria our target customers will require. If we implement features and performance criteria that are different from those required by our target customers, market acceptance of our products may be significantly reduced or delayed and our business would be seriously harmed.

Competition in the personal computer market may reduce the demand for, or price of, our products.

We are considered one of the second tier personal computer manufacturers, which include Systemax, Sys Technologies and Acer, among others. Although we compete with these manufacturers, we also compete with a number of large, national brand, personal computer manufacturers, including Dell, Inc., Gateway, Inc./e-Machines, Hewlett-Packard Company, Apple Computer, Inc., Sony and Toshiba. We may also face additional competition from new entrants into the personal computer market that we have not yet identified. The market for personal computers and related products is highly competitive, and we expect competition to intensify in the future. Our competitors may introduce new competitive products aimed at the same markets targeted by our line of products. These products may have better performance, lower prices and broader acceptance than our products. Competition may reduce the overall market for our products.

Most of these current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. In addition, because of the higher volume of components that many of our competitors purchase from their suppliers, they are able to keep their costs of supply relatively low and, as a result, may be able to recognize higher margins on their personal computer sales than we do. Many of our competitors may also have existing relationships with the resellers who we use to sell our products, or with our existing or potential customers. This competition may result in reduced prices, reduced margins and longer sales cycles for our products. The introduction of lower-priced personal computers, combined with the brand strength, extensive distribution channels and financial resources of the larger vendors, would cause us to lose market share and would reduce our margins on those personal computers we sell. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely affected.

We are dependent on Staples for a substantial portion of our revenues.

We are dependent upon our relationship with Staples the Office Superstore, Inc. for a substantial portion of our existing and anticipated revenues. For the year ended December 31, 2003, sales to Staples represented approximately 36.5% of our total net sales for the year. For the three months ended March 31, 2004, sales to Staples represented approximately 52% of our total sales for the quarter. We expect that we will continue to be dependent upon Staples for a significant portion of our revenues in future periods. As a result of this concentration of sales, our business, operating results or financial condition would suffer as a result of the termination of, or an adverse change in, our relationship with Staples. In addition, we cannot assure you that our relationship with Staples will continue, or if continued, will not decrease in any future period. Staples may also use this concentration of sales to negotiate lower prices for our products, which would result in lower margins on the products we sell to Staples. Our agreement with Staples expires at the end of 2004. The agreement is renewable annually upon mutual agreement between Staples and us. Therefore, we cannot assure you that we will generate significant revenues in future periods from Staples. The loss of all or any significant part of our relationship with Staples would seriously harm our business.

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

Some members of our management team have joined us only recently. Our success depends to a significant degree upon the continued contributions of our key management, business development and marketing, engineering, research and development and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Kent A. Savage, our chairman and chief executive officer.

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

We purchase a substantial portion of our products from a single manufacturer. Purchases from this manufacturer accounted for more than 11% of our aggregate merchandise purchases for 2003 and approximately 19% for the first quarter of 2004. We have no long-term contracts or arrangements with this manufacturer, or our other suppliers, that guarantee the availability of components. If we lose our relationship with this manufacturer, we may not be able to find an alternate supplier on a timely basis, or on reasonable terms.

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

Our management and other related parties own a large percentage of our outstanding stock and could significantly influence the outcome of actions.

As of April 23, 2004, our executive officers and directors beneficially owned approximately 86.4% of our common stock. On December 9, 2003, Glenbrook Group, LLC purchased 7,600,000 shares of common stock from our former chief executive officer and majority stockholder and 4,000,000 shares of common stock directly from us. In connection with those transactions we issued warrants to purchase 2,500,000 shares of common stock to J&M Interests, LLC and J&M Interests received the right to nominate at least five members of our seven member board. Marc B. Crossman and Samuel J. Furrow, Jr., each current members of our board, are the managing members of J&M Interests, which is a controlling member of Glenbrook.

Because of their stock ownership and other relationships with us, Mr. Crossman and Mr. Furrow have been and will continue to be in a position to greatly influence the election of our board, and thus control our affairs. Additionally, our bylaws limit the ability of stockholders to call a meeting of the stockholders. These bylaw provisions could have the effect of discouraging a takeover of us, and therefore may adversely affect the market price and liquidity of our securities. We are also subject to a Delaware statute regulating business combinations that may hinder or delay a change in control. The anti-takeover provisions of the Delaware statute may adversely affect the market price and liquidity of our securities.

Shares of common stock eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This circumstance may be more significant because of the relatively low volume of our common stock that is traded on any given day. As of May 14, 2004, 18,942,808 shares of our common stock were issued and outstanding. All of our outstanding common stock that was issued in private placements prior to December 2003 may currently be resold in reliance on Rule 144 of the Securities Act.

We have filed a registration statement registering the resale of up to 15,943,600 shares of our common stock, which includes the 4,000,000 shares we issued in our December 2003 private placement, the 7,600,000 shares purchased from our former majority stockholder on the same day, 2,500,000 shares issuable upon exercise of certain warrants issued in connection with the private placement and 1,843,600 shares issuable upon conversion of shares of our preferred stock that may be purchased from our former majority stockholder. That registration statement must be declared effective prior to June 21, 2004. We are unable to predict the potential effect that sales into the market of 15,943,600 shares may have on the then prevailing market price of our common stock. On May 14, 2004, the last reported sale price of our common stock on the Over-the-Counter Bulletin Board was $[0.65]. During the three months prior to May 14, 2004, the average daily trading volume of our common stock was [23,306] shares. It is likely that market sales of the 15,943,600 shares (or the potential for those sales even if they do not actually occur) may have the effect of depressing the market price of our common stock. As a result, the potential resale and possible fluctuations in trading volume of such a substantial amount of our stock may affect the share price negatively beyond our control.

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our stockholder's interest and adversely impact the rights of holders of our common stock.

We have a total of 50,000,000 shares of common stock and 5,000,000 shares of "blank check" preferred stock authorized for issuance. As of May 14, 2004, we had 31,057,192 shares of common stock and 3,650,000 shares of preferred stock available for issuance. We have reserved 4,273,857 shares of common stock for issuance upon the conversion of the 1,350,000 shares of our outstanding preferred stock, 8,729,835 shares for issuance upon the exercise of outstanding options and warrants, and 2,779,752 additional shares available for future grants under our option plans. In fiscal 2003, we raised gross proceeds of approximately $1,000,000 through the sale, in a private placement transaction, of 4,000,000 shares of our common stock. We expect to continue to seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. Those additional issuances of capital stock would result in a reduction of our existing stockholders' percentage interest in us. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities may significantly and negatively affect the prevailing market price for our common stock. The future sales of shares of our common stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of our common stock, as such warrants and options would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.

Our board has the power to establish the dividend rates, preferential payments on any liquidation, voting rights, redemption and conversion terms and privileges for any series of our preferred stock. The sale or issuance of any shares of our preferred stock having rights superior to those of our common stock may result in a decrease in the value or market price of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change of ownership without further vote or action by our stockholders and may adversely affect the voting and other rights of the holders of our common stock.

We may be unable to obtain the additional capital required to grow our business, which could seriously harm our proposed business. If we raise additional funds, our current stockholders may suffer substantial dilution.

As of March 31, 2004, we had approximately $814,000 in cash and cash equivalents on hand. We currently do not have a traditional revolving credit facility with a commercial bank. We may need to raise additional funds at any time and, given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. We do not believe that we have any material exposure to interest rate risk. We did not experience a material impact from interest rate risk during the first quarter of fiscal 2004.

Currently, we do not have any significant investments in financial instruments for trading or other speculative purposes, or to manage our interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our chief executive officer and chief financial officer, each of whom joined us during the period covered by this report, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective in all material respects as of the end of our last fiscal year, and that our disclosure controls and procedures are still not effective in all material respects as of the end of the period covered by this report.

During the first fiscal quarter of 2004 we took corrective actions with regard to significant deficiencies and material weaknesses that our management discovered in its evaluation of the effectiveness of our disclosure controls and procedures. Included in our new management team, all of whom were employed in the first quarter of 2004, is (i) our chief executive officer, who has experience in management of various reporting companies, including as chief executive officer, (ii) our chief financial officer, a position that was not filled for most of 2003 and early 2004, and (iii) our general counsel, who has experience representing a number of reporting companies. In the first quarter we also retained a consultant to act as our director of finance, who has experience in financial reporting positions with a number of reporting companies. During the quarter, we began implementing supervisory controls, primarily in our accounting function, formed a disclosure committee to implement and support our disclosure controls and procedures and adopted a corporate code of conduct. Our board of directors also formed a new audit committee and a new nominating and corporate governance committee that, among other things, will periodically review and assess our code of conduct. Each of these committees is composed of independent directors. In the second quarter of 2004, so far, we have (i) employed a new director of our IT and MIS functions, who has begun to implement controls and procedures in those systems and (ii) agreed to employ a new principal accounting officer, who will continue to implement controls and procedures for our accounting function. We also expect to begin an internal control review in the second quarter of 2004. We expect to have implemented our corrective actions regarding our disclosure controls and procedures by the end of our fiscal year ending December 31, 2004.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

a.   Exhibits

     31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
     31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. 32 - Section 1350 Certifications.

b.   Reports on Form 8-K

On January 22, 2004, we filed a Current Report on Form 8-K, under Item 5, disclosing that we had issued a press release announcing that Kent A. Savage had been appointed as our chief executive officer. No financial statements were filed with that report.

On March 5, 2004, we filed a Current Report on Form 8-K, under Item 5, disclosing that we had issued a press release announcing that Theodore B. Muftic had been appointed as our chief financial officer. No financial statements were filed with that report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Northgate Innovations, Inc.


Date: May 17, 2004              By  /s/ Theodore B. Muftic
                                    --------------------------
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)