Form 10-Q
period 2004-06-30
DIGITAL LIFESTYLES GROUP INC
filed 2004-08-16
CIK 942650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-27878

DIGITAL LIFESTYLES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3779546
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1001 S. Capital of Texas Hwy., Building I, Suite 200, Austin, Texas 78746

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (512) 617-8282

NORTHGATE INNOVATIONS, INC.

801 Sentous Street, City of Industry, California 91748

(Former name and former address, if changed from last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2004, was 18,942,808 shares of Common Stock, $0.03 par value.

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$451	$464
Accounts receivable, net of allowance for doubtful accounts of $334 and $911 in 2004 and 2003, respectively	4,426	6,597
Inventories, net	3,730	3,480
Prepaid expenses and other current assets	681	573

Total current assets	9,288	11,114

Equipment, net	720	709
Goodwill	3,492	3,492
Other assets	90	82

Total assets	$13,590	$15,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,462	$5,710
Accrued expenses	856	328
Short-term financing	946	—
Accrued royalties	31	1,431
Convertible notes payable	100	100
Dividends payable	186	186
Advances from ESOP	210	210
Advances from related party	1,000	1,000
Notes payable - current portion	3	16

Total current liabilities	7,794	8,981

Notes payable, net of current portion	1,322	1,355

Total liabilities	9,116	10,336

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, 1,350 shares issued and outstanding, liquidation preference of $1,350	14	14
Common stock, $0.03 par value; 50,000 shares authorized, 18,943 shares issued and outstanding	568	568
Additional paid-in capital	14,597	14,572
Accumulated deficit	(4,142)	(3,530)

	11,037	11,624
Less: Unearned ESOP shares	(6,563)	(6,563)

Total stockholders’ equity	4,474	5,061

Total liabilities and stockholders’ equity	$13,590	$15,397

See accompanying notes to condensed consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net sales	$9,141	$17,398	$28,489	$37,463
Cost of sales	8,484	16,773	25,395	36,000

Gross profit	657	625	3,094	1,463

Operating expenses	2,595	1,876	4,863	3,755

Operating loss	(1,938)	(1,251)	(1,769)	(2,292)

Other (income) expense:
Interest expense	196	136	323	269
Other	(1,493)	(34)	(1,480)	—

Total other (income) expense	(1,297)	102	(1,157)	269

Loss before provision for income taxes	(641)	(1,353)	(612)	(2,561)

Benefit from income taxes	—	—	—	(79)

Net loss	$(641)	$(1,353)	$(612)	$(2,482)

Basic and diluted loss per share	$(0.03)	$(0.09)	$(0.03)	$(0.17)

Weighted average shares of common stock outstanding:
Basic and diluted	18,943	14,694	18,943	14,694

See accompanying notes to condensed consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Preferred Stock		Common Stock		Addi- tional Paid-In Capital	Unearned ESOP Shares	Accum- ulated Deficit	Total Stock - holders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2004	1,350	$14	18,943	$568	$14,572	$(6,563)	$(3,530)	$5,061
Stock-based compensation	—	—	—	—	25	—	—	25
Net loss	—	—	—	—	—	—	(612)	(612)

Balance, June 30, 2004	1,350	$14	18,943	$568	$14,597	$(6,563)	$(4,142)	$4,474

See accompanying notes to condensed consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the six months ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(612)	$(2,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	164	159
Loss on disposal of fixed assets	19	—
Stock-based compensation	25	—
Provision for losses on accounts receivable	22	—
Changes in operating assets and liabilities:
Accounts receivable	2,149	(2,658)
Inventories	(250)	(2,406)
Prepaid expenses and other current assets	(116)	(19)
Other assets	—	(1)
Accounts payable	(1,248)	5,552
Accrued expenses	528	(28)
ESOP interest payable	—	315
Accrued royalties	(1,400)	(9)

Net cash used in operating activities	(719)	(1,577)

Cash flows from investing activities:
Purchases of equipment and software development costs	(235)	(34)
Proceeds from sale of marketable securities	—	4

Net cash used in investing activities	(235)	(30)

Cash flows from financing activities:
Borrowings on line of credit	—	401
Payments on note payable to bank	(5)	—
Advances from related party	500	—
Payments on advances from related party	(500)	—
Borrowings under short-term financing, net	946	—

Net cash provided by financing activities	941	401

Net decrease in cash and cash equivalents	(13)	(1,206)

Cash and cash equivalents, beginning of period	464	1,837

Cash and cash equivalents, end of period	$451	$631

We paid $368 and $134 for interest and $0 and $0 for taxes, during the six months ended June 30, 2004 and 2003, respectively.

See accompanying notes to condensed consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements include the accounts of Digital Lifestyles Group, Inc. (formerly Northgate Innovations, Inc.) and its wholly owned subsidiaries and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We have eliminated all significant intercompany transactions. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of our management, the accompanying financial statements contain all adjustments necessary to present fairly our financial position at June 30, 2004 and December 31, 2003, and the results of operations and cash flows for the three months and the six months ended June 30, 2004 and June 30, 2003. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

As defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we operate in one business segment, using one measurement of profitability for our business.

NOTE 2 - OVERVIEW AND RECENT DEVELOPMENTS

We are a Delaware corporation headquartered in Austin, Texas. We are a distributor of personal computers, notebooks, accessories and software products. We specialize in selling these products through television shopping networks, mail order catalog companies and large electronic and office supply chain stores, principally in the United States. We are organized and operate as one business segment.

In December 2003, an investor group acquired a majority of our outstanding common stock and appointed a majority of the members of our board of directors. In connection with this transaction, we sold 4,000,000 shares of our common stock to this investor group at $0.25 per share, or a total of $1,000,000. Also in connection with this transaction, we agreed to issue warrants to purchase a total of 2,500,000 shares of our common stock to a member of the investor group as consideration for certain consulting services to be provided for six months following the date of the stock purchase. The warrants were issued in three equal installments of 833,333, the first of which occurred on December 9, 2003. The warrants are exercisable over a five-year period at $0.50 per share. Since the change in control resulting from this transaction only involved 50.5% of our outstanding common stock, on a fully diluted basis, “push-down accounting” treatment does not apply.

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - OVERVIEW AND RECENT DEVELOPMENTS, continued

Therefore, we accounted for the acquisition on a historical basis and did not apply purchase accounting.

In January and February of 2004, our new board of directors employed new members of our management team, including a new chief executive officer. In June of 2004, we changed our name from Northgate Innovations, Inc. to Digital Lifestyles Group, Inc. Under the direction of our restructured management team, we began implementing a new strategic focus designed to complement our existing business. We are now developing a business plan to launch a hardware and software offering targeted at the teen market, which we believe is an underserved segment of the personal computer and Internet market, under the brand hip-e™. We expect to launch the hip-e brand, and begin selling the first hip-e offering, an MP3 player, in August 2004.

Our new product initiative will require significant capital to fund operating expenses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs, until we achieve positive cash flows from that initiative. We expect to seek between $5,000,000 and $10,000,000 in external equity financing by the end of our current fiscal year to fund our new product initiative. We have yet to come to an agreement with potential investors regarding the terms of any such equity financing. In order to fund our current working capital needs, we have entered into a purchase and sale agreement with a financial institution under which we assign certain of our accounts receivable for immediate cash. We are currently in discussions with other financial institutions regarding alternatives to this funding source. We may decide to continue with our existing arrangement or seek other arrangements on terms that we believe would be more beneficial to meet our long-term requirements, including funding a portion of the requirements necessary to implement our new product initiative. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows from our new product initiative or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach positive cash flow from our new product initiative. If we are not able to raise sufficient external financing, we will have to curtail our efforts to implement our new product initiative.

During the three months ended June 30, 2004, we revised our estimate for accruals related to our liability for certain subscriber fees to the Microsoft Network (“MSN”), resulting in recognition of other income of approximately $1,400,000 (see note 4).

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Inventories

We state inventories at the lower of cost or market. We determine cost using average cost. Inventory costs include raw materials, labor and overhead. When required, we make provisions to reduce excess and obsolete inventories to their estimated net realizable value.

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, continued

From time to time we also maintain at our facilities consigned inventory that remains the property of the vendors supplying the inventory (“consigned inventory”) until such time as we elect to use the inventory. At the time that we elect to use the consigned inventory, the cost of such inventory is reflected in our inventory accounts and a corresponding account payable to the vendor is recorded.

Inventories, net, consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw material	$3,277	$2,995
WIP and finished goods	453	485

	$3,730	$3,480

Capitalized Software Costs

We are capitalizing software development costs incurred in the development of certain products upon reaching technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Licensed, or Otherwise Marketed.” We expense all other software research, development and maintenance costs in the period incurred. We evaluate the carrying value of such costs, on a periodic basis, by comparing such amounts to their net realizable value. We charge amounts in excess of net realizable value to operations. During the three months ended June 30, 2004 we capitalized approximately $120,000 of software costs.

Amortization of such costs will be provided over the greater of the amount computed using the straight-line method over the estimated economic life of each product commencing upon the initial sale of the related product or the ratio of current gross revenues to the total of current and anticipated future gross revenues for the related product. No amortization expense for the periods ended June 30, 2004 and 2003 were recorded as the product has not yet been released.

Goodwill and Other Intangible Assets

We have adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not to be amortized, and effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise. We decided to perform an impairment test on goodwill as of December 31, 2003. We determined that $590,000 of the recorded goodwill balance was impaired and we wrote down that amount in 2003. There can be no assurance, however, that market conditions will not change or demand for our services will continue, which could result in additional impairment of goodwill and other intangible assets in the future.

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

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

For sales of merchandise owned and warehoused by us, we recognize revenue when title to products sold has transferred to the customer in accordance with shipping terms. We also sell merchandise from suppliers on a “drop-ship” basis. We take title to this merchandise from the time it is shipped by the supplier until the time it is received by the customer

Stock-Based Compensation

We have adopted SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. At June 30, 2004, we have one stock-based employee compensation plan, the Northgate Innovations, Inc. 2004 Stock Incentive Plan. Prior to May 26, 2004 we also had a second stock-based employee compensation plan, the Mcglen Internet Group 2000 Stock Option Plan, which was terminated upon approval of our 2004 Stock Incentive Plan by our stockholders. These plans are described more fully in Note 10 to the Financial Statements contained in our Annual Report on Form 10-K. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Approximately $20,000 of stock-based employee compensation cost related to these plans is reflected in the statement of operations for the six months ended June 30, 2004, in connection with certain options granted under those plans which had exercise prices less than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the minimum value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share data):

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, continued

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(641)	$(1,353)	$(612)	$(2,482)

Add:
Total stock-based compensation under APB 25	7	—	20	—

Deduct:
Total stock-based compensation expense under fair value based method for all awards	(590)	(10)	(621)	(20)

Pro forma net loss	$(1,224)	$(1,363)	$(1,213)	$(2,502)

Basic and diluted EPS - as reported	$(0.03)	$(0.09)	$(0.03)	$(0.17)

Basic and diluted EPS - pro forma	$(0.06)	$(0.09)	$(0.06)	$(0.17)

Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted net income (loss) per share reflects the potential dilution that could occur if other rights to require us to issue common stock were exercised. Each share of ESOP preferred stock is convertible into 3.16582 shares of common stock. Allocated ESOP shares (including shares released for allocation) are considered dilutive for all periods presented.

Since we reported a loss for the three and six months ended June 30, 2004 and 2003, basic and diluted weighted average shares are the same for that period, as the effect of potentially dilutive stock options, warrants and ESOP shares are anti-dilutive and thus not included in the diluted loss per share calculation. For the three and six months ended June 30, 2004 and 2003, the additional potential dilutive shares are 1,938,283, 3,023,754, 1,451,522 and 1,451,222, respectively.

NOTE 4 - CONCENTRATIONS

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Sales are primarily concentrated in the United States. We have primarily offered consumers personal computers and related products through distribution channels that include large electronic and office supply retailers, television shopping networks and mail order catalogues. We perform credit evaluations on our customers and we provide allowances for potential credit losses and product sales returns. Some key components included in our line of products are currently available only from single or limited sources. The loss of a major customer or the inability of one or

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONCENTRATIONS, continued

more of our suppliers to meet our demand for components in a timely and cost-effective manner could have a material adverse impact on our financial condition or results of operations.

Historically, we have relied upon sales to a few customers. During the first six months of 2004, approximately 47% of our revenues were from one customer. This customer had an accounts receivable balance of approximately $2.1 million at June 30, 2004. During the first six months of 2003, approximately 27% of our revenues were from that customer. We believe that we could locate other customers that would purchase merchandise on comparable terms; however, the establishment of new customer relationships could take several months.

For the six months ended June 30, 2004 and 2003, one supplier accounted for approximately 16% and 10%, respectively, of our total purchases. Management believes that other suppliers could provide similar merchandise on comparable terms.

We have entered into a nonexclusive licensing agreement with Microsoft Corporation for various operating system and application software for which we pay Microsoft a licensing fee. Purchases from Microsoft were approximately $2.0 million and $2.4 million for the six months ended June 30, 2004 and 2003, respectively.

In 1999, we entered into an Internet access and portal co-marketing agreement with Microsoft Corporation and the Microsoft Network (“MSN”) to provide Internet access to our end users, for which we paid MSN a subscriber fee. Under the agreement, MSN also had the obligation to pay us for our end users that continued as subscribers to MSN. This agreement was terminated in July 2001. During the second quarter of 2004, based in part on correspondence with MSN and discussion with our outside legal counsel, we revised our estimate for accruals related to our liability for certain subscriber fees to MSN, resulting in recognition of other income of $1.4 million.

NOTE 5 - SHORT-TERM FINANCING

At December 31, 2003, we had a $2,500,000 revolving credit facility with a commercial bank. The facility expired in January 2004.

In February 2004 we entered into a purchase and sale agreement with a financial institution. Under the terms of that agreement, we assign certain of our accounts receivable to the financial institution for immediate cash in the amount of 75% of the assigned receivables. We also receive a portion of the remaining balance of the assigned accounts receivable, depending on how soon after assignment the financial institution receives payment on those accounts. Under this arrangement we have an effective interest rate of approximately 3.0% to 4.0% per month. Under the purchase and sale agreement, the financial institution has certain rights of recourse against us for uncollected accounts receivable. The arrangement was scheduled to expire in August 2004, but will automatically be extended for another year because neither party gave 60 days prior written notice to avoid such an extension. The financial institution may terminate the arrangement at any time with 60 days prior written notice. We expect to keep this arrangement in place until we can obtain another facility on more favorable terms to us. We are in discussions with several financial institutions regarding alternative financing arrangements, but we do not currently have any binding commitments regarding such a facility.

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

During our fiscal year 2003, we recorded approximately $3,306,000 in advances from Andy Teng, then our chief executive officer and majority stockholder. We recorded approximately $2,306,000 in repayment of these recorded advances during 2003. During January 2004, we recorded an additional $500,000 in repayments to Mr. Teng. These payments were in violation of certain restrictions under our then existing line of credit. In addition, the payments were in violation of a subordination agreement that Mr. Teng executed for the benefit of the bank with which we had the line of credit. Mr. Teng paid us $500,000 on February 2, 2004, at the request of the bank and our outside directors, to cure the default under our line of credit. The outstanding recorded advances of $1,000,000 are due upon demand. The advances from Mr. Teng recorded by us, and the payments to Mr. Teng on the recorded advances, were not approved by our board of directors. During March 2004, we received a demand from Mr. Teng, for repayment of $1,210,000 in advances. In April 2004, Mr. Teng filed suit to collect this amount (see note 7).

On October 27, 2003, we received an advance of approximately $200,000 from a trust account in the name of our employee stock ownership plan, or ESOP. At the instruction of Mr. Teng, the sole trustee of the ESOP, we recorded that advance as an advance from Mr. Teng, individually. In January 2004, we received another advance of approximately $10,000 from a trust account in the name of the ESOP. We have set aside the amount of those advances in a separate bank account, for the benefit of the ESOP. We are holding that amount pending replacement of Mr. Teng as trustee of the ESOP, when we will turn the funds over to the new trustee. In July 2004, we gave Mr. Teng 60 day advance written notice that he was being replaced as trustee of the ESOP, effective September 13, 2004. We have not yet identified a replacement trustee for the ESOP.

In June 2004, we recorded an accounts receivable and other income of approximately $60,000 due from Mr. Teng for personal expenses paid by us on his behalf. We will seek to have this receivable offset against amounts due to Mr. Teng, if any.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On or about December 16, 2002, we were informed that the Pension and Welfare Benefits Administration of the United States Department of Labor (“DOL”) had selected our ESOP for review, which is described more fully in Note 15 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The DOL has raised issues regarding the December 1999 transaction between Mr. Teng and the ESOP, in which Mr. Teng sold shares of our preferred stock to the ESOP in connection with the establishment of the plan. The DOL has indicated that this transaction may have been a prohibited transaction because the purchase price of the shares may have been above fair market value at the time of the transaction, which would require the unwinding or correction of the transaction. Although Mr. Teng is primarily responsible for remedying any prohibited transaction, we may have some liability as a co-fiduciary of the ESOP. However, Mr. Teng has agreed to indemnify us against any costs or damages incurred by us in connection with the ESOP, including any cost or damages relating to the DOL investigation. We intend to cooperate with the DOL in its review of our ESOP, and to bring such review to conclusion as quickly as possible.

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued

In April 2004, Andy Teng, our former chief executive officer and majority stockholder, filed suit against us to collect $1,210,000 in alleged advances from Mr. Teng. Mr. Teng’s suit is based upon a note in that amount, executed on behalf of us by Mr. Teng. In his collection suit, we believe that Mr. Teng, the sole trustee of our employee stock ownership plan, is seeking the repayment of the advances we received from our employment stock ownership plan described above to himself, individually, under the premise that the money was owed to him under a loan agreement between our employee stock ownership plan and Mr. Teng. We have not been able to confirm or refute that premise. We intend to defend the collection suit by Mr. Teng to protect the assets of our employee stock ownership plan, to require Mr. Teng to account for amounts he advanced to us while he was in control of our accounting function, to assert our right to set off amounts owed to us by Mr. Teng against amounts we otherwise owe to Mr. Teng, if any, and to assert other claims that we have against Mr. Teng.

At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

The information contained below is subject to the “Factors Affecting Operating Results” and other risks detailed in this report and our other reports filed with the Securities and Exchange Commission. We urge you to review carefully the section “Factors Affecting Operating Results” included in this report for a more complete discussion of the risks associated with an investment in our securities.

Executive Overview

Since 1992, when our predecessor was formed, we have primarily offered consumers personal computers and related products through distribution channels that include television shopping networks, mail order catalog companies and large electronic and office supply chain stores. In December 2003, new investors acquired a majority of our outstanding common stock and appointed a majority of the members of our board of directors. In January and February of 2004, our new board of directors employed new members of our management team, including a new chief executive officer. In June 2004, we changed our name from Northgate Innovations, Inc. to Digital Lifestyles Group, Inc. Under the direction of our restructured management team, we began implementing a new strategic focus designed to complement our existing business. We are now developing a business plan to launch a hardware and software offering targeted at the teen market, which we believe is an underserved segment of the personal computer and Internet market, under the brand hip-e™. We expect to launch the hip-e brand, and begin selling the first hip-e offering, an MP3 player, in August 2004.

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

In the consumer electronics industry, and particularly with respect to the distribution of personal computers, financial performance is closely tied to the ability of the distributor to receive adequate gross profit margins. Since our operating expenses are relatively fixed, we must increase our gross margins in order to generate more income, and thereby cash. In recent years, competition has driven down the selling prices for personal computers. Due primarily to the competitive pressures on our selling prices, over the last two fiscal years our gross profit margins have dropped significantly. As a result, we have experienced operating losses and net losses in each of the past two fiscal years. These losses have been the primary reason for a decrease in our cash and cash equivalents from approximately $8.6 million at the end of 2001 to approximately $451,000 at June 30, 2004. We expect that there will be continued pressure on our margins in the foreseeable future.

In order to improve our gross profit margins, we have adopted our new product initiative to try to decrease the competitive pressures on our margins. Our new product initiative is designed to stimulate demand for our new hip-e line of products, so that we can charge a higher price for, and thereby increase the profit margin on, those products. If we are unsuccessful in stimulating the demand for our new products, and getting a higher price for those products, we will probably not be successful in improving our profit margins. We are also trying to increase the profit margins on both our proposed hip-e product line and our existing Northgate product line by lowering our component costs, which decreases our cost of goods sold. However, lowering component costs has proven difficult in the past. If we cannot improve our margins through our new product initiative, or by lowering our component costs, our financial performance is likely to continue to suffer in 2004 and beyond.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our revenue recognition, deferred taxes, impairment of long-lived assets and inventory. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Impairment of Goodwill and Other Intangible Assets. As a result of our adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, we now annually review goodwill and other intangible assets that have indefinite lives for impairment and whether events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. These reviews require us to estimate the fair value of our identified reporting units and compare those estimates against the related carrying values. For each of the reporting units, the estimated fair value is determined as compared to our stock price.

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

RESULTS OF OPERATIONS

Net sales and Gross profit

The following table sets forth, for the periods indicated, a year over year comparison of our revenue, costs of revenue and gross profit (dollars in thousands):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
NET SALES	$9,141	$17,398	$28,489	$37,463
Net sales to Staples	$4,317	$5,215	$14,099	$10,268
Percentage of net sales	47%	30%	49%	27%
Net sales to other sources	$4,824	$12,183	$14,390	$27,195
Percentage of net sales	53%	70%	51%	73%

COST OF SALES	$8,484	$16,773	$25,395	$36,000

GROSS PROFIT	$657	$625	$3,094	$1,463

GROSS PROFIT PERCENTAGE	7.2%	3.6%	10.9%	3.9%

Net sales

For the three months ended June 30, 2004, our net sales were approximately $9.1 million, a decrease of approximately $8.3 million, or 47.5%, from the net sales of approximately $17.4 million during the comparable period in 2003 and a decrease of approximately $10.2 million, or 53% from the net sales of approximately $19.3 million for the three months ended March 31, 2004. Our net sales decreased by approximately $9.0 million, or 24%, to approximately $28.5 million for the six months ended June 30, 2004, compared to approximately $37.5 million for the comparable period in 2003. The overall decrease in net sales for the three months and six months ended June 30, 2004 from the comparable periods in 2003 is attributable to a shift in our business, which began in late 2002, toward large electronic and office supply chain stores from other distribution channels, such as television shopping networks, mail order catalogues and internet retailers. During the three and the six months ended June 30, 2004, the percentage of net sales to our largest customer as a percentage of total net sales increased to 47%

from 30% and to 49% from 27%, respectively, for the comparable period in 2003. As a result of this shift in focus, net sales from other distribution channels decreased approximately $7.4 million from approximately $12.2 million for the three months ended June 30, 2003, and approximately $12.8 million from approximately $27.2 million for the six months ended June 30, 2003. Also during the three months ended June 30, 2004, net sales to our largest customer decreased by approximately $898,000 when compared to the comparable period in 2003 and decreased $6.3 million compared to the three months ended March 31, 2004. This decrease can be attributed mainly to the overall decline in the retail sector and increased competition during the same period.

Gross profit

For the three months ended June 30, 2004, our gross profit increased by approximately $32,000 or %5.1, to approximately $657,000, compared to approximately $625,000 for the comparable period in 2003. Our gross profit increased by approximately $1.6 million, or %111.5, to approximately $3.1 million for the six months ended June 30, 2004, compared to approximately $1.5 million for the comparable period in 2003. Our gross profit as a percentage of net sales increased to 7.2% and 10.9% for the three months and six months ended June 30, 2004, respectively, from 3.6% and 3.9% for the comparable periods in 2003. The relative decrease in distribution and Internet sales allowed us to achieve better margins in the first six months of 2004. Other factors contributing to improved margins include favorable component pricing in 2004 and a $250,000 provision for slow moving inventory recorded during the six months ended June 30, 2003. We did not record an additional provision for slow moving inventory during the six months ended June 30, 2004. However, our gross profit as a percentage of net sales of 7.2% for the three months ended June 30, 2004 decreased from the 12.6% gross profit percentage attained in the three months ended March 31, 2004. This decrease was caused by the decrease in sales to our largest customer and the overall impact of increased competition.

Our future gross profit margins may fluctuate significantly from recent levels as the result of competitive pressures on revenues or higher component costs. Although we believe that we provide a high level of value and added services, pricing and gross profit could be negatively impacted by the activities of larger computer manufacturers.

Operating expenses

Components of operating expenses for the three months and the six months ended June 30, 2004 and 2003 are as follows (dollars in thousands):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
OPERATING EXPENSES	$2,595	$1,876	$4,863	$3,755
hip-e related expenses	$534	—	$645	—

OPERATING EXPENSES AS A PERCENTAGE OF NET SALES	28.4%	10.8%	17.1%	10.0%

Our operating expenses increased by approximately $719,000, or 38.3%, to approximately $2.6 million for the three months ended June 30, 2004, from approximately $1.9 million for the comparable period in 2003. For the six months ended June 30, 2004, our operating expenses increased by approximately $1.1 million, or 29.5%, to approximately $4.9 million, from approximately $3.8 million for the comparable period in 2003. The increase in operating expenses for the three and six months ended June 30, 2004 was attributable to approximately $534,000 and $645,000, respectively, in marketing costs related to outsourced product development and design relating to our new hip-e product initiative, and an increase of approximately $319,000 and $552,000, respectively, in professional fees related to regulatory filings and audit fees.

Other income/expense

Components of other (income) expense for the three months and the six months ended June 30, 2004 and 2003 are as follows (dollars in thousands):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
OTHER (INCOME) EXPENSE	$(1,296)	$102	$(1,157)	$269
Interest expense	$196	$136	$323	$269
Write down of MSN royalty accrual	$(1,400)	—	$(1,400)	—
Other	$(93)	—	$(80)	—
OTHER (INCOME) EXPENSE AS A PERCENTAGE OF NET SALES	(14.2)%	0.6%	(4.1)%	0.7%

Other income was approximately $1.3 million for the three months ended June 30, 2004, compared to approximately $102,000 of other expense for the same period in the prior year. For the six months ended June 30, 2004, other income was approximately $1.2 million, compared to approximately $269,000 of other expense for same period in the prior year. During the three months ended June 30, 2004, we revised our estimate for accruals related to our liability for certain subscriber fees to the Microsoft Network (“MSN”), resulting in recognition of other income of approximately $1,400,000. The increase in interest expense was due primarily to a net increase in borrowings on our revolving line of credit or through assignment of accounts receivable during the three months ended June 30, 2004.

Income taxes

We did not make a provision for income taxes in the three months or six months ended June 30, 2004. We had a benefit from income taxes of approximately $79,000 during the first quarter of 2003. We currently have sufficient net operating loss carryforwards to offset any potential income taxes on our taxable income in the current period.

We have federal and state net operating loss carryforwards of approximately $16 million and $10 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2023 for federal purposes and 2004 through 2013 for state purposes, if not utilized. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in us being able to only utilize approximately $3.8 million and $0.5 million, to offset federal and state income, respectively, as of June 30, 2004. The remaining net operating loss carryforwards will expire unused.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information related to our liquidity and capital resources (dollars in thousands):

	June 30, 2004	December 31, 2003
Cash and cash equivalents	$451	$464
Working capital	$1,494	$2,133
Current ratio	1.2:1	1.2:1

Historically, our primary financing need has been the funding of working capital requirements. We financed our operations and met our capital expenditure requirements primarily from cash provided by operations, borrowings from private individuals, including our former chief executive officer and majority stockholder, and financial institutions. As of June 30, 2004, we had approximately $451,000 in cash, cash equivalents and short-term investments, compared to approximately $464,000 and $631,000 at December 31, and June 30, 2003, respectively. Our new product initiative will require significant capital to fund operating expenses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until we achieve positive cash flows from that initiative. We expect to seek between $5.0 million and $10.0 million in external equity financing by the end of our current fiscal year to fund our new product initiative. We have yet to enter into an agreement with potential investors regarding the terms of any such equity financing. In order to fund our current working capital needs, we have entered into a purchase and sale agreement with a financial institution under which we assign certain of our accounts receivable for immediate cash. We are currently in discussions with other financial institutions regarding alternatives to this funding source. We may decide to continue with our existing arrangement or seek other arrangements on terms that we believe would be more beneficial to meet our long-term requirements, including funding a portion of the requirements necessary to implement our new product initiative. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows from our new product initiative or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach positive cash flow from our new product initiative. We need to raise $2 million within the next month to fund our existing operations and will need an additional $5 million to continue funding our new product initiative. If we are not able to raise sufficient external financing, we will have to curtail our efforts to implement our new product initiative.

In August 2004, our largest customer informed us that it was not going to issue purchase orders for a number of systems that the customer had previously forecast it would purchase in August and September. As a result, we expect our revenues for August and September will be lower than expected. We are currently taking actions to reduce our operating expenses in response to that expected decrease in revenues.

During the year ended December 31, 2003, we had a revolving credit facility with a commercial bank. The line of credit was collateralized by a first priority lien on substantially all of our assets and the personal guarantee of our former chief executive officer and majority stockholder. Under the facility, we could borrow up to $2.3 million for working capital purposes, subject to availability under a borrowing base. As of December 31, 2003, we had no borrowings under the facility. The revolving credit facility terminated and all amounts borrowed thereunder and not previously repaid were due and payable in full (including any accrued interest) on January 31, 2004. Advances under the line of credit accrued interest at a rate equal to the bank’s prime rate plus 0.75% per annum. The loan agreement relating to the revolving credit facility contained customary covenants and restrictions on additional indebtedness, liens, disposition of assets, capital expenditures, investments and the repayment of indebtedness to third parties.

In January 2004 we repaid $500,000 of the approximately $1.0 million in recorded advances from our former chief executive officer and majority stockholder in violation of the restriction on repayment of indebtedness to third parties. That payment was in violation of a subordination agreement that our former chief executive officer and majority stockholder executed for the benefit of the bank. Our former chief executive officer and majority stockholder repaid the $500,000 to us on February 2, 2004. During March 2004, we received a demand from our former chief executive officer and majority stockholder for repayment of $1,210,000. In April 2004, our former chief executive officer and majority stockholder filed suit against us to collect that amount.

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

On or about February 6, 2004, we entered into a purchase and sale agreement with a financial institution. Under the terms of that agreement, we may assign certain of our accounts receivable to the financial institution for immediate cash in the amount of 75% of the assigned receivables. We also receive a portion of the remaining balance of the assigned accounts receivable, depending on how soon after assignment the financial institution receives payment on those accounts. Under this arrangement we have an effective interest rate of approximately 3.0% to 4.0% per month. Under the purchase and sale agreement, the financial institution has certain rights of recourse against us for uncollected accounts receivable. The arrangement was scheduled to expire in August 2004, but will automatically be extended for another year because neither party gave 60 days prior written notice to avoid such an extension. The financial institution may terminate the arrangement at any time with 60 days prior written notice. We expect to keep this financing purchase line in place until we can obtain another facility on more favorable terms to us. We are in discussions with several financial institutions regarding alternative financing arrangements, but we do not currently have any binding commitments regarding such a facility.

Our net cash used in operating activities for the six months ended June 30, 2004 was approximately $719,000, as compared to approximately $1.6 million for the comparable period during 2003. This decrease was primarily the result of net loss of approximately $612,000 for the six months ended June 30, 2004 compared to a net loss of approximately $2.5 million for the comparable period in 2003.

Our net cash used in investing activities was approximately $235,000 for the six months ended June 30, 2004 compared to approximately $30,000 for the comparable period in 2003. Cash used in investing activities consists of the purchase of property and equipment, and software development costs related to the new product initiative.

Our net cash provided by financing activities was approximately $941,000 for the six months ended June 30, 2004, compared to approximately $401,000 for the comparable period in 2003. Our net borrowings at June 30, 2003 were approximately $401,000 under our revolving credit facility compared to the assignment of approximately $946,000 of accounts receivable under our purchase and sale agreement with a financial institution at June 30, 2004.

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

Our management has determined that our disclosure controls and procedures were not effective in all material respects as of the end of our last fiscal year. The inadequacies in our disclosure controls and procedures may have adversely affected the quality and timeliness of our prior disclosures.

After our new members of management joined us in the first quarter of 2004, our board of directors and our management team, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective in all material respects as of the end of our last fiscal year.

We believe that, prior to the taking of corrective action as explained below, we did not have in place adequate procedures designed to ensure that information was collected and reported in a timely fashion. Our process for conducting these activities was informal and poorly organized, and our personnel did not have clearly defined responsibilities for carrying out these functions on a consistent basis. Based upon our new management team’s evaluation, we further believe that, prior to January 14, 2004, prior management exercised complete control over our disclosure and reporting processes with insufficient oversight, and could unilaterally revise or suspend those controls and procedures at any time. We did not have a chief financial officer or a chief accounting officer with adequate accounting or financial reporting experience, we had inadequate checks and balances within our accounting and payroll functions, and we had no internal controls within our systems. We also received a letter from our outside auditor containing comments and recommendations intended to improve our internal controls and result in operating efficiencies. The letter addresses matters such as record-keeping, approval of journal entries, check-writing and check-register procedures, maintenance of inactive accounts, documentation of related party transactions and issuance of options and warrants, reconciliation of stock activity, segregation of employee duties, and documentation of accounting policies. Prior to December 2003, we did not have any independent members of our board of directors and had no audit committee. The lack of adequate disclosure controls and procedures accounts in part for our failure to file numerous Exchange Act reports with the SEC on a timely basis in 2002 and 2003. If inadequacies in disclosure controls and procedures have in the past impeded our ability to make high quality disclosures and comply with our obligations under the federal securities laws, we would be exposed to litigation risks.

Our management has determined that our disclosure controls and procedures are still not effective in all material respects. The corrective actions we have taken with respect our disclosure controls and procedures may not be sufficient to alleviate completely all previously existing inadequacies in our disclosure controls and procedures. In such event, our ability to disclose high quality and timely information to the public could be compromised, and we would be exposed to risks of litigation.

During the first quarter of 2004 we took corrective actions with regard to significant deficiencies and material weaknesses that our management discovered in its evaluation of the effectiveness of our disclosure controls and procedures. Included in our new management team, each of whom joined us in the first quarter of 2004, is (i) our chief executive officer, who has experience in management of various reporting companies, including as chief executive officer, (ii) our chief financial officer, who has experience in the investment banking industry, and (iii) our general counsel, who has experience representing various reporting companies. In the first quarter we also retained a financial consultant, who has experience in accounting and financial reporting positions with a number of reporting companies, to act as our director of finance until we hired a new principal accounting officer. During the first quarter of 2004, we also began implementing supervisory controls, primarily in our accounting function, formed a disclosure committee to implement and support our disclosure controls and procedures and adopted a corporate code of conduct. In December 2003, our board of directors was expanded to include a majority of outside directors. In the first quarter of 2004, our board of directors also formed a new audit committee and a new nominating and corporate governance committee that, among other things, will periodically review and assess our code of conduct. Each of these committees is composed of independent directors.

In the second quarter of 2004, we (i) employed a new director of our IT function, who is implementing internal controls and procedures in our systems and (ii) employed a new principal accounting officer, who will continue implementing controls and procedures for our accounting function. We also retained an outside financial consultant to perform an internal control review beginning in the second quarter of 2004 and to make recommendations for implementing corrective actions. In August 2004, our consultant completed his review and issued a written report. In that written report, our consultant addressed payroll process controls, purchasing process controls, inventory process controls and reporting and reconciliation process controls.

We expect to have implemented our corrective actions regarding our disclosure controls and procedures by the end of our fiscal year ending December 31, 2004. At this time, we estimate that these corrective actions will result in additional costs to us of approximately $125,000. There is no assurance that these corrective actions will be sufficient to address and completely alleviate all previously existing inadequacies in our disclosure controls and procedures. In such event, our ability to disclose high quality and timely information to the public could be compromised, and we would be exposed to risks of litigation.

We could become subject to additional legal proceedings and/or incur additional liabilities relating to or arising out of the activities of our former chief executive officer and majority stockholder.

We are currently involved in two legal matters related to the activities of our former chief executive officer and majority stockholder, Andy Teng. One matter, currently under investigation by the Pension and Welfare Benefits Administration of the U.S. Department of Labor, involves a December 1999 transaction in which Mr. Teng sold shares of our preferred stock to the Lan Plus, Inc. [sic] Employee Stock Ownership Plan in connection with the establishment of the plan. The Department of Labor has indicated that this transaction may have been a prohibited transaction because the purchase price of the shares may have been above fair market value at the time of the transaction, which would require the unwinding or correction of the transaction. Although Mr. Teng is primarily responsible for remedying any prohibited transaction, we may have some liability as a co-fiduciary of the plan. However, Mr. Teng has agreed to indemnify us against any costs or damages incurred by us in connection with the Department of Labor investigation. There is no assurance, however, that we will ultimately be able to recover the full amount of such indemnification from Mr. Teng.

A second matter involves a suit brought against us by Mr. Teng in April 2004 that seeks to collect $1,210,000 in alleged advances from Mr. Teng. We believe that Mr. Teng, the sole trustee of our employee stock ownership plan, is seeking the repayment of the advances we received from our employment stock ownership plan to himself, individually, under the premise that the money was owed to him under a loan agreement between our employee stock ownership plan and Mr. Teng. We have not been able to confirm or refute that premise. We intend to defend the collection suit by Mr. Teng to protect the assets of our employee stock ownership plan, to require Mr. Teng to account for amounts he advanced to us while he was in control of our accounting function, to assert our right to set off amounts owed to us by Mr. Teng against amounts we otherwise owe to Mr. Teng, if any, and to assert other claims that we have against Mr. Teng. There is no assurance, however, that this matter will be resolved in a manner that is satisfactory to us.

We cannot predict our future results because we have recently implemented a new strategic initiative and have no operating history with that line of business.

Although we have over ten years of operating history, we have no history operating our new business model. We began exploring our new product initiative in December 2003. Our new product initiative is still in the planning stage and is a new strategic focus for us. There are significant risks and costs inherent in our efforts to undertake our new product initiative. These include the risk that we may not be able to develop viable products, achieve market acceptance for our proposed line of products or earn adequate revenues from the sale of such products, that our new business model may not be profitable and other significant risks related to the implementation of a new business model described below. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. We will devote a great deal of our resources to implementing our new product initiative. Therefore, if that initiative is not successful, we may not be able to continue to operate our existing business. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our proposed business model, which would hurt our existing business.

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

In addition, since the trading price of our common stock is less than $5.00 per share, trading in our common stock is also subject to the requirements of Rule 15g-9 of the Exchange Act. Our common stock is also considered a penny stock under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which defines a penny stock, generally, as any equity security not traded on an exchange or quoted on the Nasdaq SmallCap Market that has a market price of less than $5.00 per share. Under Rule 15g-9, brokers who recommend our common stock to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they:

•	make an individualized written suitability determination for the purchaser; and

•	receive the purchaser’s written consent prior to the transaction.

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

The implementation of our new product initiative is risky and expensive, and it is possible that we may never become profitable.

Successful implementation of our new product initiative continues to involve several risks. These risks include:

•	reliance upon unproven products;

•	our unproven and evolving business model;

•	unknown market acceptance of our new product line and any additional products that we may be able to develop;

•	our ability to anticipate and adapt to a rapidly developing market and to changing technologies;

•	the effect of competitive pressures in the marketplace;

•	our need to structure our internal resources to support the development, marketing and future growth of our proposed product offerings;

•	uncertainties concerning our strategic direction and financial condition;

•	our need to introduce additional reliable products that meet the demanding needs of our target market; and

•	our need to enhance our business development, research and development, product development and support organizations, and to expand our distribution channels, to develop our new product initiative.

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

We are dependent upon our relationship with Staples the Office Superstore, Inc. for a substantial portion of our existing and anticipated revenues. For the year ended December 31, 2003, sales to Staples represented approximately 36.5% of our total net sales for the year. For the six months ended June 30, 2004, sales to Staples represented approximately 47% of our total sales. We expect that we will continue to be dependent upon Staples for a significant portion of our revenues in future periods. As a result of this concentration of sales, our business, operating results or financial condition would suffer as a result of the termination of, or an adverse change in, our relationship with Staples. In addition, we cannot assure you that our relationship with Staples will continue, or if continued, will not decrease in any future period. Staples may also use this concentration of sales to negotiate lower prices for our products, which would result in lower margins on the products we sell to Staples. Our agreement with Staples expires at the end of 2004. The agreement is renewable annually upon mutual agreement between Staples and us. However, that agreement does not require Staples to purchase any specific volume of products from us. Staples purchases from us on a purchase order basis and can stop purchasing from us at any time. Therefore, we cannot assure you that we will generate significant revenues in future periods from Staples. The loss of all or any significant part of our relationship with Staples would seriously harm our business.

In August 2004, Staples informed us that it was not going to issue purchase orders for a number of systems that the customer had previously forecast it would purchase in August and September. As a result, we expect our revenues for August and September will be lower than expected. We are currently taking actions to reduce our operating expenses in response to that expected decrease in revenues.

We will not be able to develop or continue our business if we fail to attract and retain key personnel.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management and other key personnel. The loss of the services of our executive officers or other key employees could adversely affect our business. Competition for qualified personnel possessing the skills necessary for success in the competitive consumer electronics industry is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully. Because we have experienced operating losses, and because our common stock is not traded on a recognized national market, we may have a more difficult time in attracting and retaining the employees we need. Our relationships with most of these key employees are “at will.” Moreover, we do not have “key person” life insurance policies covering any of our employees.

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

We believe that recognition and a favorable perception of our new products and services by our target market is essential to the success of our new product initiative. If we are unsuccessful in establishing or maintaining a favorable perception of our products and services, we may not be able to grow our customer base. Our success in promoting and maintaining the brand that we use in connection with the new business model, will depend largely on:

•	the success of our brand-enhancement strategy, including marketing and advertising, promotional programs and public relations activities;

•	the quality and ease-of-use of our products, services and applications;

•	our ability to provide high quality customer service; and

•	our ability to enhance and improve the quality and features of our products and services.

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

We purchase a substantial portion of our products from a single manufacturer. Purchases from this manufacturer accounted for more than 10% of our aggregate merchandise purchases for 2003 and approximately 16% for the six month period ended June 30, 2004. We have no long-term contracts or arrangements with this manufacturer, or our other suppliers, that guarantee the availability of components. If we lose our relationship with this manufacturer, we may not be able to find an alternate supplier on a timely basis, or on reasonable terms.

At various times, some of the key components for our products have been in short supply. Delays in receiving components would harm our ability to deliver our products on a timely basis. In addition, because we expect to rely on purchase orders rather than long-term contracts with our suppliers, we cannot predict with certainty our ability to procure components in the longer term. If we receive a smaller allocation of components than is necessary to manufacture products in quantities sufficient to meet our customers’ demand, those customers could choose to purchase competing products.

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

Our reliance on third-party manufacturers also exposes us to the following risks that are outside our control:

•	unexpected increases in manufacturing and repair costs;

•	interruptions in shipments if one of our manufacturers is unable to complete production;

•	inability to control delivery schedules;

•	unpredictability of manufacturing yields; and

•	inability of a manufacturer to maintain the financial strength to meet our procurement and manufacturing needs.

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

If we are unable to fix errors or other problems that later are identified after installation, in addition to the consequences described above, we could experience:

•	failure to achieve market acceptance;

•	loss of customers;

•	loss of market share;

•	diversion of development resources;

•	increased service and warranty costs; and

•	increased insurance costs.

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

In recent years, there has been a significant increase in litigation in the United States involving patents and other intellectual property rights. In the future, we may become a party to litigation to protect our intellectual property or to defend against an alleged infringement by us of another party’s intellectual property. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our intellectual property rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

•	stop or delay selling, integrating or using products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license might not be available on reasonable terms, or at all; or

•	redesign the products that use that technology.

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

As of August 13, 2004, our executive officers and directors beneficially owned approximately 51.2% of our common stock. On December 9, 2003, Glenbrook Group, LLC purchased 7,600,000 shares of common stock from our former chief executive officer and majority stockholder and 4,000,000 shares of common stock directly from us. In connection with those transactions we issued warrants to purchase 2,500,000 shares of common stock to J&M Interests, LLC and J&M Interests received the right to nominate at least five members of our seven member board. Marc B. Crossman and Samuel J. Furrow, Jr., each current members of our board, are the managing members of J&M Interests, which was a controlling member of Glenbrook. On July 19, 2004, Glenbrook notified us that it intended to dissolve and wind up its affairs pursuant to the terms of its Limited Liability Company Agreement. Such agreement provides that upon dissolution, each member of Glenbrook will receive an in-kind distribution of such member’s pro rata portion of shares of our common stock then held by Glenbrook in its portfolio.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This circumstance may be more significant because of the relatively low volume of our common stock that is traded on any given day. As of August 13, 2004, 18,942,808 shares of our common stock were issued and outstanding. All of our outstanding common stock that was issued in private placements prior to December 2003 may currently be resold in reliance on Rule 144 of the Securities Act.

We have filed a registration statement registering the resale of up to 15,943,600 shares of our common stock, which includes the 4,000,000 shares we issued in our December 2003 private placement, the 7,600,000 shares purchased from our former majority stockholder on the same day, 2,500,000 shares issuable upon exercise of certain warrants issued in connection with the private placement and up to 1,843,600 shares issuable upon conversion of shares of our preferred stock that may be purchased from our former majority stockholder. That registration statement was declared effective on June 24, 2004. We are unable to predict the potential effect that sales into the market of 15,943,600 shares may have on the then prevailing market price of our common stock. On August 13, 2004, the last reported sale price of our common stock on the Over-the-Counter Bulletin Board was $0.49. During the three months prior to August 13, 2004, the average daily trading volume of our common stock was 35,351 shares. It is likely that market sales of the 15,943,600 shares (or the potential for those sales even if they do not actually occur) may have the effect of depressing the market price of our common stock. As a result, the potential resale and possible fluctuations in trading volume of such a substantial amount of our stock may affect the share price negatively beyond our control.

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our stockholder’s interest and adversely impact the rights of holders of our common stock.

We have a total of 50,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock authorized for issuance. As of August 13, 2004, we had 31,057,192 shares of common stock and 3,650,000 shares of preferred stock available for issuance. We have reserved 4,253,567 shares of common stock for issuance upon the conversion of the 1,350,000 shares of our outstanding preferred stock, 9,399,982 shares for issuance upon the exercise of outstanding options and warrants, and 595,292 additional shares available for future grants under our stock incentive plan. On July 19, 2004, our board of directors and the holders of a majority of our outstanding common stock approved an amendment to our certificate of incorporation that will increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. When that amendment becomes effective on August 30, 2004, there will be an additional 50,000,000 shares of common stock available for issuance. In fiscal 2003, we raised gross proceeds of approximately $1,000,000 through the sale, in a private placement transaction, of 4,000,000 shares of our common stock. We expect to continue to seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. Those additional issuances of capital stock would result in a reduction of our existing stockholders’ percentage interest in us. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

As of June 30, 2004, we had approximately $451,000 in cash and cash equivalents on hand. We currently do not have a traditional revolving credit facility with a commercial bank. We need to raise $2 million within the next month to fund our existing operations and will need an additional $5 million to continue funding our new product initiative. We may need to raise additional funds at any time and, given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

Our future capital requirements will depend upon several factors, including whether we are successful in developing our products, and our level of operating expenditures. Our expenditures are likely to rise as we continue our technology and business development efforts. If our liquidity and capital resources vary materially from those we currently plan, we may require additional financing sooner than anticipated. If we cannot raise funds on acceptable terms, we will not be able to develop our new products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which will have a material adverse effect on our ability to develop and grow our business.

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

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	variations in the magnitude of our losses from operations from quarter to quarter;

•	changes in market valuations of companies in the consumer electronics industry;

•	changes in the dynamics of the market segment that we are targeting with our new product initiative;

•	announcements by us or our competitors of new technology, products, services, significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other material developments that affect our prospects and our relative competitive position in our prospective markets;

•	our inability to locate or maintain suppliers of components of our line of consumer electronics products at prices that will allow us to attain profitability;

•	product or design flaws, or our inability to bring functional products to market, product recalls or similar occurrences, or failure of a substantial market to develop for our planned products;

•	additions or departures of key personnel;

•	sales of capital stock in the future;

•	stock liquidity or cash flow constraints; and

•	fluctuations in stock market prices and volume, which are particularly common for the securities of highly volatile technology companies pursuing untested markets and new technologies.

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

ITEM 4. CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. After our new members of management joined us in the first quarter of 2004, our board of directors and our management team, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective in all material respects as of the end of our last fiscal year, and that our disclosure controls and procedures are still not effective in all material respects as of the end of the period covered by this report.

We believe that, prior to the taking of corrective action as explained below, we did not have in place adequate procedures designed to ensure that information was collected and reported in a timely fashion. Our process for conducting these activities was informal and poorly organized, and our personnel did not have clearly defined responsibilities for carrying out these functions on a consistent basis. Based upon our new management team’s evaluation, we further believe that, prior to January 14, 2004, prior management exercised complete control over our disclosure and reporting processes with insufficient oversight, and could unilaterally revise or suspend those controls and procedures at any time. We did not have a chief financial officer or a chief accounting officer with adequate accounting or financial reporting experience, we had inadequate checks and balances within our accounting and payroll functions, and we had no internal controls within our systems. We also received a draft letter from our outside auditor containing comments and recommendations intended to improve our internal controls and result in operating efficiencies. The letter addresses matters such as record-keeping, approval of journal entries, check-writing and check-register procedures, maintenance of inactive accounts, documentation of related party transactions and issuance of options and warrants, reconciliation of stock activity, segregation of employee duties, and documentation of accounting policies. Prior to December 2003, we did not have any independent members of our board of directors and had no audit committee. The lack of adequate disclosure controls and procedures accounts in part for our failure to file numerous Exchange Act reports with the SEC on a timely basis in 2002 and 2003.

During the first quarter of 2004 we took corrective actions with regard to significant deficiencies and material weaknesses that our management discovered in its evaluation of the effectiveness of our disclosure controls and procedures. Included in our new management team, each of whom joined us in the first quarter of 2004, is (i) our chief executive officer, who has experience in management of various reporting companies, including as chief executive officer, (ii) our chief financial officer, who has experience in the investment banking industry, and (iii) our general counsel, who has experience representing various reporting companies. In the first quarter we also retained a financial consultant, who has experience in accounting and financial reporting positions with a number of reporting companies, to act as our director of finance until we hired a new principal accounting officer. During the first quarter of 2004, we began implementing supervisory controls, primarily in our accounting function, formed a disclosure committee to implement and support our disclosure controls and procedures and adopted a corporate code of conduct. In December 2003, our board of directors was expanded to include a majority of outside directors. In the first quarter of 2004, our board of directors also formed a new audit committee and a new nominating and corporate governance committee that, among other things, will periodically review and assess our code of conduct. Each of these committees is composed of independent directors. In the second quarter of 2004, to date, we have (i) employed a new director of our IT function, who is implementing internal controls and procedures in our systems and (ii) employed a new principal accounting officer, who will continue implementing controls and procedures for our accounting function. We have also retained an outside financial consultant to perform an internal control review beginning in the second quarter of 2004 and to make recommendations for implementing corrective actions. In August 2004, our consultant completed his review and issued a written report. In that written report, our consultant addressed payroll process controls, purchasing process controls, inventory process controls and reporting and reconciliation process controls. We expect to have implemented our corrective actions regarding our disclosure controls and procedures by the end of our fiscal year ending December 31, 2004. At this time, we estimate that these corrective actions will result in additional costs to us of approximately $125,000.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In April 2004, Andy Teng, our former chief executive officer and majority stockholder, filed suit against us to collect $1,210,000 in alleged advances from Mr. Teng. Mr. Teng’s suit is based upon a note in that amount, executed on behalf of us by Mr. Teng. In his collection suit, we believe that Mr. Teng, the sole trustee of our employee stock ownership plan, is seeking the repayment of the advances we received from our employment stock ownership plan to himself, individually, under the premise that the money was owed to him under a loan agreement between our employee stock ownership plan and Mr. Teng. We have not been able to confirm or refute that premise. We intend to defend the collection suit by Mr. Teng to protect the assets of our employee stock ownership plan, to require Mr. Teng to account for amounts he advanced to us while he was in control of our accounting function, to assert our right to set off amounts owed to us by Mr. Teng against amounts we otherwise owe to Mr. Teng, if any, and to assert other claims that we have against Mr. Teng.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 24, 2004, in connection with entering into a product development agreement with M3 Design, Inc., we granted M3 Design, Inc. warrants to purchase an aggregate of 60,000 shares of our common stock. Such warrants provide for an exercise price of $0.50 per share and expire five years from the date of the grant. Warrants to purchase 15,000 shares vested on the date of the grant and the remaining warrants shall vest in three increments of 15,000 shares each on the date certain performance milestones are achieved by M3 Design, Inc. These securities were not registered under the Securities Act pursuant to Section 4(2) of the Securities Act.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders voted on two matters at our annual meeting of stockholders held on May 26, 2004. Our stockholders approved the reelection of Troy Carter, Marc B. Crossman, Samuel J. Furrow, Jr., David S. Lundeen, Suhail R. Rizvi and Kent A. Savage to our board of directors. Our stockholders also adopted our 2004 Stock Incentive Plan. Voting tabulations for the election of the above directors were as follows:

Name	Votes For	Votes Withheld
Troy Carter	15,686,644	253,192
Marc B. Crossman	15,686,644	253,192
Samuel J. Furrow, Jr.	15,686,644	253,192
David S. Lundeen	15,686,644	253,192
Suhail R. Rizvi	15,686,644	253,192
Kent A. Savage	15,686,644	253,192

The voting tabulation for the adoption of our 2004 Stock Incentive Plan was as follows:

Votes For	Votes Against	Abstentions	Unvoted
11,656,519	272,220	49	4,011,048

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32 – Section 1350 Certifications.

b.	Reports on Form 8-K

On April 22, 2004, we filed a Current Report on Form 8-K, under Item 4, disclosing that we had dismissed Corbin & Company, LLP as our independent accountants and that we had engaged Ernst & Young LLP as our new independent accountants. No financial statements were filed with that report.

On April 28, 2004, we filed a Current Report on Form 8-K, under Item 4, disclosing that: (i) we had dismissed Ernst & Young LLP (“E&Y”) as our independent accountants, at the request of E&Y, based upon a recent order by an administrative judge, in a case brought by the Securities and Exchange Commission, which suspended E&Y from engaging new public clients for six months; and (ii) that we had engaged Corbin & Company, LLP as our new independent accountants. No financial statements were filed with that report.

On June 28, 2004, we filed a Current Report on Form 8-K, under Item 5, disclosing that we had changed our name from Northgate Innovations, Inc. to Digital Lifestyles Group, Inc. and that we had relocated our corporate headquarters to Austin, Texas. No financial statements were filed with that report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Lifestyles Group, Inc.

Date: August 16, 2004	By	/s/ Theodore B. Muftic
Chief Financial Officer
(Principal Financial Officer)