Form 10-Q
period 2004-09-30
DIGITAL LIFESTYLES GROUP INC
filed 2004-11-15
CIK 942650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-27878

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2004, was 37,647,233 shares of Common Stock, $0.03 par value.

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,558	$254
Restricted cash	210	210
Accounts receivable, net of allowance for doubtful accounts of $334 and $911 in 2004 and 2003, respectively	3,097	6,597
Inventories, net	3,970	3,480
Prepaid expenses and other current assets	650	573

Total current assets	10,485	11,114

Equipment, net	1,381	709
Goodwill	3,492	3,492
Other assets	98	82

Total assets	$15,456	$15,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,922	$5,710
Accrued expenses	1,498	328
Short-term financing	792	—
Accrued royalties	31	1,431
Convertible notes payable	100	100
Dividends payable	186	186
Advances from ESOP	210	210
Advances from related party	1,000	1,000
Notes payable - current portion	1	16

Total current liabilities	8,740	8,981

Notes payable, net of current portion	1,322	1,355

Total liabilities	10,062	10,336

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, 0 and 1,350 shares issued and outstanding respectively, liquidation preference of $0 and $1,350 respectively	—	14
Common stock, $0.03 par value; 100,000 and 50,000 shares authorized, respectively; 37,648 and 18,943 shares issued and outstanding respectively	1,130	568
Additional paid-in capital	18,663	14,572
Accumulated deficit	(7,836)	(3,530)

	11,957	11,624

Less: Unearned ESOP shares	(6,563)	(6,563)

Total stockholders’ equity	5,394	5,061

Total liabilities and stockholders’ equity	$15,456	$15,397

See accompanying notes to condensed consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net sales	$10,458	$17,415	$38,946	$54,878
Cost of sales	9,394	16,113	34,789	52,113

Gross profit	1,064	1,302	4,157	2,765

Operating expenses	4,402	1,696	9,256	5,450

Operating loss	(3,338)	(394)	(5,099)	(2,685)

Other (income) expense:
Interest expense	357	148	680	416
Other	(1)	(23)	(1,473)	(23)

Total other (income) expense	356	125	(793)	393

Loss before benefit from income taxes	(3,694)	(519)	(4,306)	(3,078)

Benefit from Income taxes	—	—	—	(79)

Net loss	$(3,694)	$(519)	$(4,306)	$(2,999)

Basic and diluted loss per share	$(0.16)	$(0.04)	$(0.21)	$(0.20)

Weighted average shares of Common stock outstanding:
Basic and diluted	23,416	14,694	20,445	14,694

See accompanying notes to condensed consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, January 1, 2004	1,350	$14	18,943	$568	$14,572	$(6,563)	$(3,530)	$5,061

Stock-based compensation	—	—	—	—	25	—	—	25

Conversion of preferred stock	(1,350)	(14)	4,254	128	(114)	—	—	—

Sale of common stock	—	—	14,451	434	4,180	—	—	4,614

Net loss	—	—	—	—	—	—	(4,306)	(4,306)

Balance, September 30, 2004	—	$—	37,648	$1,130	$18,663	$(6,563)	$(7,836)	$5,394

See accompanying notes to condensed consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,306)	$(2,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	245	250
Loss on disposal of fixed assets	19	—
Stock-based compensation	25	—
Provision for losses on accounts receivable	22	—
Changes in operating assets and liabilities:
Accounts receivable	3,478	(4,172)
Inventories	(490)	(1,071)
Prepaid expenses and other assets	(93)	(180)
Accounts payable	(788)	4,406
Accrued expenses	1,170	(70)
ESOP interest payable	—	304
Accrued royalties	(1,400)	(12)

Net cash used in operating activities	(2,118)	(3,544)

Cash flows from investing activities:
Purchases of equipment and software development costs	(977)	(61)
Proceeds from sale of marketable securities	—	4
Proceeds from sale of certificates of deposit	—	1,016

Net cash (used in) provided by investing activities	(977)	959

Cash flows from financing activities:
Borrowings on line of credit	—	110
Proceeds from sale of common stock	4,614	—
Payments on note payable to bank	(7)	—
Advances from related party	500	1,706
Payments on advances from related party	(500)	(706)
Borrowings under short-term financing, net	792	—

Net cash provided by financing activities	5,399	1,110

Net increase (decrease) in cash and cash equivalents	2,304	(1,475)

Cash and cash equivalents, beginning of period	254	1,837

Cash and cash equivalents, end of period	$2,558	$362

We paid $573 and $131 for interest and $0 and $0 for taxes, during the nine months ended September 30, 2004 and 2003, respectively.

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

In the opinion of our management, the accompanying financial statements contain all adjustments necessary to present fairly our financial position at September 30, 2004 and December 31, 2003, and the results of operations and cash flows for the three months and the nine months ended September 30, 2004 and September 30, 2003. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

In December 2003, an investor group acquired a majority of our outstanding common stock and appointed a majority of the members of our board of directors. In connection with this transaction, we sold 4,000,000 shares of our common stock to this investor group at $0.25 per share, or a total of $1,000,000. Also in connection with this transaction, we agreed to issue warrants to purchase a total of 2,500,000 shares of our common stock to a member of the investor group as consideration for certain consulting services to be provided for nine months following the date of the stock purchase. The warrants were issued in three equal installments of 833,333, the first of which occurred on December 9, 2003. The warrants are exercisable over a five-year period at $0.50 per share. Since the change in control resulting from this transaction only involved 50.5% of our outstanding common stock, on a fully diluted basis, “push-down accounting” treatment does not apply. Therefore, we accounted for the acquisition on a historical basis and did not apply purchase accounting.

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - OVERVIEW AND RECENT DEVELOPMENTS, continued

In January and February of 2004, our new board of directors employed new members of our management team, including a new chief executive officer. In June of 2004, we changed our name from Northgate Innovations, Inc. to Digital Lifestyles Group, Inc. Under the direction of our restructured management team, we began implementing a new strategic focus designed to complement our existing business. We have developed a business plan to launch a hardware and software offering targeted at the teen market, which we believe is an underserved segment of the personal computer and Internet market, under the brand hip-e™. We launched the hip-e brand, and begin selling the first hip-e offering, a personal media carrier, in August 2004. We expect to begin shipping our principal initial hip-e offering, a personal computer, in late November 2004.

Our new product initiative will require significant capital to fund operating expenses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until we achieve positive cash flows from that initiative. We planned to seek between $5.0 million and $10.0 million in external equity financing by the end of our current fiscal year to fund our new product initiative and other working capital needs. On September 13, 2004, we completed a private placement of our equity securities in which we raised approximately $5 million in gross proceeds (see Note 8). We need to raise an additional $3 to $5 million to continue funding our new product initiative. We have not entered into an agreement with potential investors regarding the terms of any additional equity financing. In order to fund our current working capital needs, we have entered into a purchase and sale agreement with a financial institution under which we assign certain of our accounts receivable for immediate cash. We are currently in discussions with other financial institutions regarding alternatives to this funding source. We may decide to continue with our existing arrangement or seek other arrangements on terms that we believe would be more beneficial to meet our long-term requirements, including funding a portion of the requirements necessary to implement our new product initiative. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows from our new product initiative or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds or be unable to raise additional financing before we reach positive cash flow from our new product initiative. If we are not able to raise sufficient external financing, we will have to curtail our efforts to implement our new product initiative which would significantly impair our ability to generate positive operating cash flows going forward.

During the second fiscal quarter of 2004, we revised our estimate for accruals related to our liability for certain subscriber fees to the Microsoft Network (“MSN”), resulting in recognition of other income of approximately $1,400,000 (see note 4).

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

Inventories, net, consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw material	$3,846	$2,995
WIP and finished goods	124	485

	$3,970	$3,480

Capitalized Software Costs

We are capitalizing software development costs incurred in the development of certain products upon reaching technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Licensed, or Otherwise Marketed.” We expense all other software research, development and maintenance costs in the period incurred. We evaluate the carrying value of such costs on a periodic basis, by comparing such amounts to their net realizable value. We charge amounts in excess of net realizable value to operations. During the nine months ended September 30, 2004 we capitalized approximately $363,000 of software costs.

We will amortize such costs over the greater of the amount computed using the straight-line method over the estimated economic life of each product commencing upon the initial sale of the related product or the ratio of current gross revenues to the total of current and anticipated future gross revenues for the related product. We have not recorded amortization expense for the periods ended September 30, 2004 and 2003 as the product has not yet been released.

Goodwill and Other Intangible Assets

We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill associated with acquisitions consummated after September 30, 2001 is not to be amortized, and effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise. We decided to perform an impairment test on goodwill as of December 31, 2003. We determined that $590,000 of the recorded goodwill balance was impaired and we wrote down that amount in 2003. There can be no assurance, however, that market conditions will not change or demand for our services will continue, which

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, continued

could result in additional impairment of goodwill and other intangible assets in the future.

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

We have adopted SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. At September 30, 2004, we have one stock-based employee compensation plan, the Northgate Innovations, Inc. 2004 Stock Incentive Plan. Prior to May 26, 2004 we also had a second stock-based employee compensation plan, the Mcglen Internet Group 2000 Stock Option Plan, which was terminated upon approval of our 2004 Stock Incentive Plan by our stockholders. These plans are described more fully in Note 10 to the Financial Statements contained in our Annual Report on Form 10-K. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Approximately $20,000 of stock-based employee compensation cost related to these plans is reflected in the statement of operations for the nine months ended September 30, 2004, in connection with certain options granted under those plans which had exercise prices less than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the minimum value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share data):

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, continued

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(3,694)	$(519)	$(4,306)	$(2,999)

Add:
Total stock-based compensation under APB 25	—	—	20	—

Deduct:
Total stock-based compensation expense under fair value based method for all awards	(570)	(10)	(1,191)	(30)

Pro forma net loss	$(4,264)	$(529)	$(5,477)	$(3,029)

Basic and diluted EPS – as reported	$(0.16)	$(0.04)	$(0.21)	$(0.20)

Basic and diluted EPS – pro forma	$(0.18)	$(0.04)	$(0.27)	$(0.20)

Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted net income (loss) per share reflects the potential dilution that could occur if other rights to require us to issue common stock were exercised.

Since we reported a loss for the three and nine months ended September 30, 2004 and 2003, basic and diluted weighted average shares are the same for that period, as the effect of potentially dilutive stock options, warrants and ESOP shares are anti-dilutive and thus not included in the diluted loss per share calculation. For the three and nine months ended September 30, 2004 and 2003, the additional potential dilutive shares are 1,653,791, 2,699,166, 1,451,522 and 1,451,222, respectively.

NOTE 4 - CONCENTRATIONS

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Sales are primarily concentrated in the United States. We have primarily offered consumers personal computers and related products through distribution channels that include large electronic and office supply retailers, television shopping networks and mail order catalogues. We perform credit evaluations on our customers and we provide allowances for potential credit losses and product sales returns. Some key components included in our line of products are currently available only from single or limited sources. The loss of a major customer or the inability of one or more of our suppliers to meet our demand for components in a timely and cost-

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONCENTRATIONS, continued

effective manner could have a material adverse impact on our financial condition or results of operations.

Historically, we have relied upon sales to a few customers. During the first nine months of 2004, approximately 47% of our revenues were from one customer and its affiliates. This customer had an accounts receivable balance of approximately $794,000 at September 30, 2004. During the first nine months of 2003, approximately 32% of our revenues were from that customer. We believe that we could locate other customers that would purchase merchandise on comparable terms; however, the establishment of new customer relationships could take several months.

For the nine months ended September 30, 2004 and 2003, one supplier accounted for approximately 10% of our total purchases. Management believes that other suppliers could provide similar merchandise on comparable terms.

We have entered into a nonexclusive licensing agreement with Microsoft Corporation for various operating system and application software for which we pay Microsoft a licensing fee. Purchases from Microsoft were approximately $4.3 million and $4.4 million for the nine months ended September 30, 2004 and 2003, respectively.

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

In February 2004 we entered into a purchase and sale agreement with a financial institution. Under the terms of that agreement, we assign certain of our accounts receivable to the financial institution for immediate cash in the amount of 75% of the assigned receivables. We also receive a portion of the remaining balance of the assigned accounts receivable, depending on how soon after assignment the financial institution receives payment on those accounts. Under this arrangement we have an effective interest rate of approximately 3.0% to 4.0% per month. Under the purchase and sale agreement, the financial institution has certain rights of recourse against us for uncollected accounts receivable. The arrangement was scheduled to expire in August 2004, but was automatically extended for another year because neither party gave 60 days prior written notice to avoid such an extension. The financial institution may terminate the arrangement at any time with 60 days prior written notice. We expect to keep this arrangement in place until we can obtain another facility on more favorable terms to us. We are in discussions with several financial institutions regarding alternative

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financing arrangements, but we do not currently have any binding commitments regarding such a facility.

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

On October 27, 2003, we received an advance of approximately $200,000 from a trust account in the name of our employee stock ownership plan, or ESOP. At the instruction of Mr. Teng, the sole trustee of the ESOP, we recorded that advance as an advance from Mr. Teng, individually. In January 2004, we received another advance of approximately $10,000 from a trust account in the name of the ESOP. Upon discovery of those advances, we set aside the amount of the advances in a separate bank account, for the benefit of the ESOP. On September 13, 2004, Mr. Teng was replaced as trustee of the ESOP by an independent trustee. In November 2004, we turned the funds we were holding for the ESOP over to the new trustee.

As of September 30, 2004, we had recorded an accounts receivable and other income of approximately $60,000 due from Mr. Teng for personal expenses paid by us on his behalf. We will seek to have this receivable offset against amounts due to Mr. Teng, if any.

On September 14, 2004, we completed a private placement of our securities described below. Three of the investors in the private placement are our officers or directors, or are affiliated with our officers or directors: (i) Theodore B. Muftic, the Company’s Chief Financial Officer, who purchased 722,543 shares of common stock and warrants to purchase 361,271 shares of common stock; (ii) Savage Interests, L.P., an entity affiliated with Kent A. Savage, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, which purchased 1,011,560 shares of common stock and warrants to purchase 505,780 shares of common stock; and (iii) R-2 Group Holdings, LLC, an entity affiliated with Suhail Rizvi, a non-employee director of the Company, which purchased 433,526 shares of common stock and warrants to purchase 216,763 shares of common stock.

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

Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The DOL raised issues regarding the December 1999 transaction between Mr. Teng and the ESOP, in which Mr. Teng sold shares of our preferred stock to the ESOP in connection with the establishment of the plan. The DOL has indicated that this transaction may have been a prohibited transaction because the purchase price of the shares may have been above fair market value at the time of the transaction, which would require the unwinding or correction of the transaction. Although Mr. Teng is primarily responsible for remedying any prohibited transaction, we may have some liability as a co-fiduciary of the ESOP. However, Mr. Teng has agreed to indemnify us against any costs or damages incurred by us in connection with the ESOP, including any cost or damages relating to the DOL investigation. We have cooperated with the DOL in its review of our ESOP, and believe that the DOL will conclude such review with a finding of no liability by us in November 2004.

In April 2004, Andy Teng, our former chief executive officer and majority stockholder, filed suit against us to collect $1,210,000 in alleged advances from Mr. Teng. Mr. Teng’s suit is based upon a note in that amount, executed on behalf of us by Mr. Teng when he was our chief executive officer. In his collection suit, we believe that Mr. Teng, the sole trustee of our employee stock ownership plan at the time, is seeking the repayment of the advances we received from our employee stock ownership plan described above to himself, individually, under the premise that the money was owed to him under a loan agreement between our employee stock ownership plan and Mr. Teng. Since we do not have access to the plan’s financial records, we have not been able to confirm or refute that premise. We intend to defend the collection suit by Mr. Teng to protect the assets of our employee stock ownership plan, to require Mr. Teng to account for amounts he advanced to us while he was in control of our accounting function, to assert our right to set off amounts owed to us by Mr. Teng against amounts we otherwise owe to Mr. Teng, if any, and to assert other claims that we have against Mr. Teng.

In September 2004, a former employee filed suit against us, alleging, among other things, that she was wrongfully terminated by us in June 2004. The complaint seeks an unspecified amount of damages. We believe that the claims made in the suit are without merit. We intend to vigorously defend the suit.

At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

NOTE 8 - STOCKHOLDERS’ EQUITY

On September 3, 2004, at the instruction of the administrative committee of our employee stock ownership plan, a co-trustee of the plan elected to convert 1,350,000 shares of our Series A Preferred Stock, which constitutes all of the issued and outstanding shares of our preferred stock, into 4,253,567 shares of our common stock.

DIGITAL LIFESTYLES GROUP, INC.

(Formerly Northgate Innovations, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 14, 2004, we completed a private placement of our equity securities in which we raised approximately $5 million in gross proceeds. The private placement was completed pursuant to a Securities Purchase Agreement, dated September 9, 2004, with certain investors, including our chief financial officer and entities affiliated with our chief executive officer and an outside director. Under the terms of that agreement, we sold an aggregate of 14,450,858 shares of our common stock and warrants to purchase an aggregate of 7,225,426 shares of our common stock. The common stock and warrants were sold as a unit, with each investor receiving a warrant to purchase one share of common stock for every two shares of common stock purchased by such investor. The purchase price for each unit was $0.346 per share of common stock purchased. Included in the total units sold were 450,867 shares of our common stock and warrants to purchase 225,433 shares of our common stock issued to a financial advisor in lieu of cash commissions. We also issued additional warrants to purchase 1,000,000 shares of common stock to an affiliate of the financial advisor for services performed in connection with the private placement.

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

Executive Overview

Since 1992, we have primarily offered consumers personal computers and related products through distribution channels that include television shopping networks, mail order catalog companies and large electronic and office supply chain stores. In December 2003, new investors acquired a majority of our outstanding common stock and appointed a majority of the members of our board of directors. In January and February of 2004, our new board of directors employed new members of our management team, including a new chief executive officer. In June 2004, we changed our name from Northgate Innovations, Inc. to Digital Lifestyles Group, Inc. Under the direction of our restructured management team, we began implementing a new strategic focus designed to complement our existing business. We have developed a business plan to launch a hardware and software offering targeted at the teen market, which we believe is an untapped segment of the personal computer and Internet market, under the brand hip-e™. We launched the hip-e brand and began selling the first hip-e offering, a personal media carrier, in August 2004. We expect to begin shipping our principal initial hip-e offering, a personal computer, in late November 2004.

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

On March 20, 2002, we completed a merger with Lan Plus Corporation, a manufacturer of branded turnkey computer products and services. In that merger, the shareholders of Lan Plus acquired approximately 75% of our outstanding common stock as of that date. In addition, upon the closing of the merger, we completed a one-for-ten reverse stock split and changed our name from Mcglen Internet Group, Inc. to Northgate Innovations, Inc. As a result of the merger, for financial accounting purposes, we treated the merger as a purchase of us by Lan Plus.

In the consumer electronics industry, and particularly with respect to the distribution of personal computers, financial performance is closely tied to the ability of the distributor to receive adequate gross profit margins. Since our operating expenses are relatively fixed, we must increase our gross margins in order to generate more income, and cash. Competition has driven down the selling prices for personal computers. Due primarily to the competitive pressures on our selling prices, over the last two fiscal years our gross profit margins have dropped significantly. As a result, we have experienced operating losses and net losses in each of the past two fiscal years. These losses have been the primary reason for a decrease in our cash and cash equivalents from approximately $8.6 million at the end of 2001 to approximately $2.6 million at September 30, 2004. We expect that there will be continued pressure on our margins in the foreseeable future.

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

Our critical accounting policies are as follows:

Revenue Recognition. We derive revenue primarily from sales of our personal computers, and to a lesser extent, from software, peripherals and accessories. Generally, we will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. We provide for estimated costs of doubtful accounts and product warranties as a reduction in earnings at the time we recognize revenue. Our estimate of costs of doubtful accounts is based upon our historical collection experience. If our collections decrease due to the deterioration of the financial condition of our customers, or otherwise, we would have to increase the doubtful account allowance, which would reduce earnings. Securities and Exchange Commission Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements requires us to estimate returns and warranty expenses prior to recognizing revenue. While certain of the products we sell are covered by third party manufacturer warranties, we may have products returned by customers the costs of which we may not be able to recover from the manufacturer. Returns of this nature have been immaterial in the past; however, should actual product failure rates increase, or if the manufacturers go out of business or refuse to honor their warranty obligations, we may be forced to cover these warranty costs and the costs may differ from our estimates. We record discounts provided to resellers for achieving purchasing targets as a reduction of revenue on the date of sale.

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

RESULTS OF OPERATIONS

Net sales and Gross profit

The following table sets forth, for the periods indicated, a year over year comparison of our revenue, costs of revenue and gross profit (dollars in thousands):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
NET SALES	$10,458	$17,415	$38,946	$54,878
Net sales to Retail Customers	$6,451	$7,170	$20,257	$18,419
Percentage of net sales	62%	41%	52%	33%
Net sales to Internet and Catalog Customers	$2,120	$2,805	$7,464	$11,352
Percentage of net sales	20%	16%	19%	21%
Net sales to TV Home Shopping Customers	$879	$2,359	$2,134	$8,539
Percentage of net sales	8%	14%	6%	16%
Net sales to Other Customers	$1,008	$5,081	$9,091	$16,568
Percentage of net sales	10%	29%	23%	30%

COST OF SALES	$9,394	$16,113	$34,789	$52,113

GROSS PROFIT	$1,064	$1,302	$4,157	$2,765

GROSS PROFIT PERCENTAGE	10.1%	7.5%	10.7%	5.0%

Net sales

For the three months ended September 30, 2004, our net sales decreased by approximately $7.0 million, or 39.9% from the net sales of approximately $17.4 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, our net sales were approximately $38.9 million, a decrease of approximately $15.9 million, or 29.0%, from the net sales of approximately $54.9 million during the comparable period in 2003. The overall decrease in net sales for the three months and nine months ended September 30, 2004 from the comparable periods in 2003 is primarily attributable to our decision to move away from low margin, high credit risk customers, such as resellers of electronic components and systems and certain TV home shopping channels. During the three and the nine months ended September 30, 2004, the percentage of net sales to our largest customer as a percentage of total net sales increased to 45% from 41% and to 47% from 32%, respectively, for the comparable period in 2003.

Gross profit

For the three months ended September 30, 2004, our gross profit decreased by approximately $238,000 or 18.3%, to approximately $1.1 million, compared to approximately $1.3 million for the comparable period in 2003. Our gross profit increased by approximately $1.4 million, or 50.3%, to approximately $4.2 million for the nine months ended September 30, 2004, compared to approximately $2.8 million for the comparable period in 2003. Our gross profit as a percentage of net sales increased to 10.1% and 10.7% for the three months and nine months ended September 30, 2004, respectively, from 7.5% and 5.0% for the comparable periods in 2003. The relative decrease in sales to higher credit risk resellers of components and systems and an increased focus on pricing to obtain higher gross margins allowed us to achieve better margins in the first nine months of 2004. Other factors contributing to improved margins include favorable component pricing in 2004 and a $250,000 provision for slow moving inventory recorded during the nine months ended September 30, 2003. We did not record an additional provision for slow moving inventory during the nine months ended September 30, 2004.

Our future gross profit margins may fluctuate significantly from recent levels as the result of competitive pressures on revenues or higher component costs. Although we believe that we provide a high level of value and added services, pricing and gross profit could be negatively impacted by the activities of larger computer manufacturers.

Operating expenses

Operating expenses for the three months and the nine months ended September 30, 2004 and 2003 are as follows (dollars in thousands):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
OPERATING EXPENSES	$4,402	$1,696	$9,256	$5,450

OPERATING EXPENSES AS A PERCENTAGE OF NET SALES	42.0%	9.7%	23.8%	9.9%

Our operating expenses increased by approximately $2.7 million, or 159.6%, to approximately $4.4 million for the three months ended September 30, 2004, from approximately $1.7 million for the comparable period in 2003. For the nine months ended September 30, 2004, our operating expenses increased by approximately $3.8 million, or 69.8%, to approximately $9.3 million, from approximately $5.5 million for the comparable period in 2003. The increase in operating expenses for the three and nine months ended September 30, 2004 was attributable to design, marketing, product development and administrative expenses related to our new hip-e product initiative, and an increase of approximately $373,000 and $926,000, respectively, in professional fees related to regulatory filings, audit and legal services.

Other income/expense

Components of other (income) expense for the three months and the nine months ended September 30, 2004 and 2003 are as follows (dollars in thousands):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
OTHER (INCOME) EXPENSE	$356	$125	$(793)	$393
Interest expense	$357	$148	$680	$416
Write down of MSN royalty accrual	$—	—	$(1,400)	—
Other	$(1)	(23)	$(73)	(23)
OTHER (INCOME) EXPENSE AS A PERCENTAGE OF NET SALES	3.4%	0.1%	(2.0)%	0.1%

Other expense was approximately $356,000 for the three months ended September 30, 2004, compared to approximately $125,000 of other expense for the same period in the prior year. For the nine months ended September 30, 2004, other income was approximately $794,000, compared to approximately $393,000 of other expense for same period in the prior year. During the second quarter of 2004, we revised our estimate for accruals related to our liability for certain subscriber fees to the Microsoft Network (“MSN”), resulting in recognition of other income of approximately $1,400,000. The increase in interest expense was due primarily to a net increase in borrowings on our revolving line of credit or through assignment of accounts receivable during the three and nine months ended September 30, 2004.

Income taxes

We did not make a provision for income taxes in the three months or nine months ended September 30, 2004. We had a benefit from income taxes of approximately $79,000 during the first quarter of 2003. We currently have sufficient net operating loss carryforwards to offset any potential income taxes on our taxable income in the current period.

We have federal and state net operating loss carryforwards of approximately $16 million and $10 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2012 through 2023 for federal purposes and 2004 through 2013 for state purposes, if not utilized. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in us being able to only utilize approximately $3.8 million and $0.5 million, to offset federal and state income, respectively, as of September 30, 2004. The remaining net operating loss carryforwards will expire unused.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information related to our liquidity and capital resources (dollars in thousands):

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$2,558	$254
Working capital	$1,745	$2,133
Current ratio	1.2:1	1.2:1

Historically, our primary financing need has been the funding of working capital requirements. Prior to fiscal 2004, we financed our operations and met our capital expenditure requirements primarily from cash provided by operations, borrowings from private individuals, including our former chief executive officer and majority stockholder, and financial institutions. As of September 30, 2004, we had approximately $2.6 million in cash, cash equivalents and short-term investments, compared to approximately $254,000 and $362,000 at December 31, and September 30, 2003, respectively. Our new product initiative will require significant capital to fund operating expenses, including research and development expenses and sales and marketing expenses, capital expenditures and working capital needs until we achieve positive cash flows from that initiative. We planned to seek between $5.0 million and $10.0 million in external equity financing by the end of our current fiscal year to fund our new product initiative. On September 13, 2004, we completed a private placement of our equity securities in which we raised approximately $5.0 million in gross proceeds. We used a portion of those proceeds to provide working capital for our existing business. We need to raise an additional $3.0 to $5.0 million to continue funding our new product initiative. We have yet to enter into an agreement with potential investors regarding the terms of any such equity financing. In order to fund our current working capital needs, we have entered into a purchase and sale agreement with a financial institution under which we assign certain of our accounts receivable for immediate cash. We are currently in discussions with other financial institutions regarding alternatives to this funding source. We may decide to continue with our existing arrangement or seek other arrangements on terms that we believe would be more beneficial to meet our long-term requirements, including funding a portion of the requirements necessary to implement our new product initiative. We cannot give any assurance that any additional financing will be available, that we can ever achieve positive operating cash flows from our new product initiative or that we will have sufficient cash from any source to meet our needs. It is possible that we will exhaust all available funds before we reach positive cash flow from our new product initiative. If we are not able to raise sufficient external financing, we will have to curtail our efforts to implement our new product initiative which would significantly impair our ability to generate positive operating cash flows going forward.

In August 2004, our largest customer informed us that it was not going to issue purchase orders for a number of systems that the customer had previously forecast it would purchase in August and September. As a result, our revenues for August and September were lower than expected. As a result, in August 2004, we took action to reduce our operating expenses in response to that expected decrease in revenues, including a reduction in workforce of approximately 30%. Subsequent to that, our customer informed us that they would accept deliveries on a portion of the shipments related to the initial purchase orders they had cancelled.

During the year ended December 31, 2003, we had a revolving credit facility with a commercial bank. The line of credit was collateralized by a first priority lien on substantially all of our assets and the personal guarantee of our former chief executive officer and majority stockholder. Under the facility, we could borrow up to $2.3 million for working capital purposes, subject to availability under a borrowing base. As of December 31, 2003, we had no borrowings under the facility. The revolving credit facility terminated and all amounts borrowed thereunder and not previously repaid were due and payable in full (including all accrued interest) on January 31, 2004. Advances under the line of credit accrued interest at a rate equal to the bank’s prime rate plus 0.75% per annum. The loan agreement relating to the revolving credit facility contained customary covenants and restrictions on additional indebtedness, liens, disposition of assets, capital expenditures, investments and the repayment of indebtedness to third parties.

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

On September 13, 2004, we completed a private placement of our equity securities in which we raised approximately $5 million in gross proceeds. The private placement was completed pursuant to a Securities Purchase Agreement, dated September 9, 2004, with certain investors, including our chief financial officer and entities affiliated with our chief executive officer and an outside director. Under the terms of that agreement, we sold an aggregate of 14,450,858 shares of our common stock and warrants to purchase an aggregate of 7,225,426 shares of our common stock. The common stock and warrants were sold as a unit, with each investor receiving a warrant to purchase one share of common stock for every two shares of common stock purchased by such investor. The purchase price for each unit was $0.346 per share of common stock purchased.

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

Our net cash used in operating activities for the nine months ended September 30, 2004 was approximately $2.1 million as compared to approximately $3.5 million for the comparable period during 2003. This decrease was primarily the result of the working capital provided by the relative changes in accounts receivable during the nine months ended September 30, 2004 as compared to the comparable period in 2003.

Our net cash used in investing activities was approximately $977,000 for the nine months ended September 30, 2004 compared to net cash provided by investing activities of approximately $959,000 for the comparable period in 2003. Proceeds from the sale of certificates of deposit was the primary source of cash provided by investing activities for the nine months ended September 30, 2003.

Our net cash provided by financing activities was approximately $5.4 million for the nine months ended September 30, 2004, compared to approximately $1.1 million for the comparable period in 2003. The completion of the private placement in September 2004 accounts for substantially all of this increase. Our net borrowings at September 30, 2003 were approximately $111,000 under our revolving credit facility compared to the assignment of approximately $792,000 of accounts receivable under our purchase and sale agreement with a financial institution at September 30, 2004.

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

During the first nine months of 2004 we took corrective actions with regard to significant deficiencies and material weaknesses that our management discovered in its evaluation of the effectiveness of our disclosure controls and procedures. Included in our new management team, each of whom joined us in the first quarter of 2004, is (i) our chief executive officer, who has experience in management of various reporting companies, including as chief executive officer, (ii) our chief financial officer, who has experience in the investment banking industry, and (iii) our general counsel, who has experience representing various reporting companies. In the first quarter we also retained a financial consultant, who has experience in accounting and financial reporting positions with a number of reporting companies, to act as our director of finance until we hired a new principal accounting officer. During the first quarter of 2004, we also began implementing supervisory controls, primarily in our accounting function, formed a disclosure committee to implement and support our disclosure controls and procedures and adopted a corporate code of conduct. In December 2003, our board of directors was expanded to include a majority of outside directors. In the first quarter of 2004, our board of directors also formed a new audit committee and a new nominating and corporate governance committee that, among other things, will periodically review and assess our code of conduct. Each of these committees is composed of independent directors.

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

We expect to have implemented our corrective actions regarding our disclosure controls and procedures by the end of our first fiscal quarter of 2005. At this time, we estimate that these corrective actions will result in additional costs to us of approximately $125,000. There is no assurance that these corrective actions will be sufficient to address and completely alleviate all previously existing inadequacies in our disclosure controls and procedures. In such event, our ability to disclose high quality and timely information to the public could be compromised, and we would be exposed to risks of litigation.

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

Although we have over ten years of operating history, we have no history operating our new business model. We began exploring our new product initiative in December 2003. Our new product initiative is still in the development stage and is a new strategic focus for us. There are significant risks and costs inherent in our efforts to undertake our new product initiative. These include the risk that we may not be able to develop viable products, achieve market acceptance for our new line of products or earn adequate revenues from the sale of such products, that our new business model may not be profitable and other significant risks related to the implementation of a new business model described below. Our prospects must be considered in light of the uncertainties and difficulties frequently encountered by companies in their early stages of development. We will devote a great deal of our resources to implementing our new product initiative. Therefore, if that initiative is not successful, we may not be able to continue to operate our existing business. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our proposed business model, which would hurt our existing business.

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

As a result of our new growth strategy, it is extremely difficult to forecast our future financial performance. We are now the early stages of pursuing our new business plan. Therefore, we do not expect to achieve profitability with our new product line, and expect to incur net losses, at least through the end of 2004. We expect to incur significant product development, administrative and operating expenses relating to our new product initiative in the future. Only if we are able to successfully develop our proposed products, bring them to market before our competitors, and gain the acceptance of our products by our target market, will we be able to generate any significant revenues from our new business model. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of that business model.

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

We are dependent upon our relationship with Staples the Office Superstore, Inc. for a substantial portion of our existing and anticipated revenues. For the year ended December 31, 2003, sales to Staples represented approximately 36.5% of our total net sales for the year. For the nine months ended September 30, 2004, sales to Staples represented approximately 47% of our total sales. We expect that we will continue to be dependent upon Staples for a significant portion of our revenues in future periods. As a result of this concentration of sales, our business, operating results or financial condition would suffer as a result of the termination of, or an adverse change in, our relationship with Staples. In addition, we cannot assure you that our relationship with Staples will continue, or if continued, will not decrease in any future period. Staples may also use this concentration of sales to negotiate lower prices for our products, which would result in lower margins on the products we sell to Staples. Our agreement with Staples expires at the end of 2004. The agreement is renewable annually upon mutual agreement between Staples and us. However, that agreement does not require Staples to purchase any specific volume of products from us. Staples purchases from us on a purchase order basis and can stop purchasing from us at any time. Therefore, we cannot assure you that we will generate significant revenues in future periods from

Staples. The loss of all or any significant part of our relationship with Staples would seriously harm our business.

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

We purchase a substantial portion of our products from a single manufacturer. Purchases from this manufacturer accounted for more than 10% of our aggregate merchandise purchases for the nine month periods ended September 30, 2004 and 2003. We have no long-term contracts or arrangements with this manufacturer, or our other suppliers, that guarantee the availability of components. If we lose our relationship with this manufacturer, we may not be able to find an alternate supplier on a timely basis, or on reasonable terms.

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

We are controlled by our management and other related parties.

As of November 8, 2004, our executive officers and directors beneficially owned approximately 24.4% of our common stock. On December 9, 2003, Glenbrook Group, LLC purchased 7,600,000 shares of common stock from our former chief executive officer and majority stockholder and 4,000,000 shares of common stock directly from us. In connection with those transactions, we issued warrants to purchase 2,500,000 shares of common stock to J&M Interests, LLC and J&M Interests received the right to nominate at least five members of our seven member board. In July 2004, Glenbrook distributed 878,411 shares of our common stock to J&M Interests in a liquidating distribution. Marc B. Crossman and Samuel J. Furrow, Jr., each current members of our board, are the managing members of J&M Interests, which was the managing member of Glenbrook.

Because of their beneficial stock ownership and other relationships with us, Mr. Crossman and Mr. Furrow have been and will continue to be in a position to greatly influence the election of our board, and thus control our affairs. Additionally, our bylaws limit the ability of stockholders to call a meeting of the stockholders. These bylaw provisions could have the effect of discouraging a takeover of us, and therefore may adversely affect the market price and liquidity of our securities. We are also subject to a Delaware statute regulating business combinations that may hinder or delay a change in control. The anti-takeover provisions of the Delaware statute may adversely affect the market price and liquidity of our securities.

Shares of common stock eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market, or the perception that such sales could occur. This circumstance may be more significant because of the relatively low volume of our common stock that is traded on any given day. As of November 8, 2004, 37,647,233 shares of our common stock were issued and outstanding. All of our outstanding common stock that was issued in private placements prior to December 2003 may currently be resold in reliance on Rule 144 or Rule 145 of the Securities Act.

We have filed a registration statement registering the resale of up to 15,943,600 shares of our common stock, which includes the 4,000,000 shares we issued in our December 2003 private placement, the 7,600,000 shares purchased from our former majority stockholder on the same day, 2,500,000 shares issuable upon exercise of certain warrants issued in connection with the private placement and up to 1,843,600 shares issuable upon conversion of shares of our preferred stock that may be purchased from our former majority stockholder. That registration statement was declared effective on June 24, 2004. We have also filed a registration statement registering the resale of up to 22,676,284 shares of our common stock, which includes the 14,450,858 shares of our common stock issued in our September 2004 private placement and 8,225,426 shares issuable issuable upon exercise of certain warrants issued in connection with the private placement. That registration statement was declared effective on November 12, 2004. We are unable to predict the potential effect that sales into the market of the 38,619,884 shares covered by these registration statements may have on the then prevailing market price of our common stock. On November 12, 2004, the last reported sale price of our common stock on the Over-the-Counter Bulletin Board was $0.42. During the three months prior to November 12, 2004, the average daily trading volume of our common stock was 59,890 shares. It is likely that market sales of the 38,619,884 shares (or the potential for those sales even if they do not actually occur) may have the effect of depressing the market price of our common stock. As a result, the potential resale and possible fluctuations in trading volume of such a substantial amount of our stock may affect the share price negatively beyond our control.

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 100,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock authorized for issuance. As of October 1, 2004, we had 62,352,767 shares of common stock and 5,000,000 shares of preferred stock available for issuance. We have reserved 17,764,388 shares for issuance upon the exercise of outstanding options and warrants and 455,292 additional shares available for future grants under our stock incentive plan. In fiscal 2003, we raised gross proceeds of approximately $1,000,000 through the sale, in a private placement transaction, of 4,000,000 shares of our common stock. In September 2004, we raised gross proceeds of approximately $5,000,000 through the sale, in a private placement transaction, of 14,450,858 shares of our common stock and warrants to purchase 7,225,426 shares of our common stock. We expect to continue to seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. Those additional issuances of capital stock would result in a reduction of your percentage interest in us. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act may significantly and negatively affect the prevailing market price for our common stock. The future sales of shares of our common stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of our common stock, as such warrants and options would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.

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

As of September 30, 2004, we had approximately $2.6 million in cash and cash equivalents on hand. We currently do not have a traditional revolving credit facility with a commercial bank. On September 13, 2004, we completed a private placement of our equity securities in which we raised approximately $5 million in gross proceeds. We need to raise an additional $3-5 million to continue funding our new product initiative. We may need to raise additional funds at any time and, given our history, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Due to the recent volatility of the U.S. equity markets, particularly for smaller technology companies, we may not have access to new capital investment when we need to raise additional funds.

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

During the first quarter of 2004 we took corrective actions with regard to significant deficiencies and material weaknesses that our management discovered in its evaluation of the effectiveness of our disclosure controls and procedures. Included in our new management team, each of whom joined us in the first quarter of 2004, is (i) our chief executive officer, who has experience in management of various reporting companies, including as chief executive officer, (ii) our chief financial officer, who has experience in the investment banking industry, and (iii) our general counsel, who has experience representing various reporting companies. In the first quarter we also retained a financial consultant, who has experience in accounting and financial reporting positions with a number of reporting companies, to act as our director of finance until we hired a new principal accounting officer. During the first quarter of 2004, we began implementing supervisory controls, primarily in our accounting function, formed a disclosure committee to implement and support our disclosure controls and procedures and adopted a corporate code of conduct. In December 2003, our board of directors was expanded to include a majority of outside directors. In the first quarter of 2004, our board of directors also formed a new audit committee and a new nominating and corporate governance committee that, among other things, will periodically review and assess our code of conduct. Each of these committees is composed of independent directors. In the second quarter of 2004, we (i) employed a new director of our IT function, who is implementing internal controls and procedures in our systems and (ii) employed a new principal accounting officer, who will continue implementing controls and procedures for our accounting function. We have also retained an outside financial consultant to perform an internal control review beginning in the second quarter of 2004 and to make recommendations for implementing corrective actions. In August 2004, our consultant completed his review and issued a written report. In that written report, our consultant addressed payroll process controls, purchasing process controls, inventory process controls and reporting and reconciliation process controls. We expect to have implemented our corrective actions regarding our disclosure controls and procedures by the end of our first fiscal quarter of 2005. At this time, we estimate that these corrective actions will result in additional costs to us of approximately $125,000.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 13, 2004, we completed a private placement of our equity securities in which we raised approximately $5 million in gross proceeds. The private placement was completed pursuant to a Securities Purchase Agreement, dated September 9, 2004, by and among us and the purchasers named on the signature pages thereto. Under the terms of the purchase agreement, we sold to the investors an aggregate of 14,450,858 shares of our common stock and warrants to purchase an aggregate of 7,225,426 shares of Common Stock. The common stock and warrants were sold as a unit, with each investor receiving a warrant to purchase one share of common stock for every two shares of common stock purchased by such investor. The purchase price for each unit was $0.346 per share of common stock purchased.

In addition, we engaged Tejas Securities Group, Inc. as a non-exclusive financial advisor in connection with the private placement. In consideration for Tejas’ services, we agreed to pay Tejas cash commissions equal to 4% of the gross proceeds from the sale of the common stock and warrants sold in the private placement. Tejas’ fee was equal to $156,000, which Tejas elected to receive by purchasing 450,867 shares of common stock and related warrants to purchase 225,433 shares of common stock in the private placement. In addition, as consideration for the services provided by Tejas, we issued to Westech Capital Corporation, an affiliate and designee of Tejas, a warrant to purchase 1,000,000 shares of common stock at the exercise price of $0.475 per share, which is exercisable until September 9, 2012. The Westech warrant contains terms and conditions that are identical to the terms and conditions of the warrants issued to the investors.

The shares of common stock and warrants to purchase common stock sold in the private placement were offered and sold to the 19 private individuals and institutional investors that we reasonably believe are “accredited investors,” as such term is defined in Rule 501 under the Securities Act. The offers and sales were made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.

The Westech warrant was issued without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemption provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws. We reasonably believe that Westech is an “accredited investor.”

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reference is made to our information statement on Schedule 14c, dated August 10, 2004, which we filed and distributed to stockholders of record as of July 19, 2004, in connection with the authorization and approval of a certificate of amendment to our certificate of incorporation by written consent, and without a meeting, of the holders of a majority of the shares of common stock, to increase the authorized amount of common stock from 50,000,000 shares to 100,000,000 shares. On July 19, 2004, the holders of 11,600,000 shares (or approximately 61.2%) of the 18,942,808 issued and outstanding shares of common stock entitled to vote on, authorize, or consent to the certificate of amendment as of that date, authorized, approved, and adopted the certificate of amendment by written consent.

Item 6. EXHIBITS

10.1	Securities Purchase Agreement, dated as of September 9, 2004, by and among Digital Lifestyles Group, Inc. (the “Company”) and the purchasers named on the signature pages thereto (the “Investors”) (1)

10.2	Form of Warrant, dated as of September 9, 2004, issued by the Company to the Investors (1)

10.3	Registration Rights Agreement, dated as of September 9, 2004, by and among the Company, the Investors and Westech Capital Corporation (“Westech”), as designee of Tejas Securities Group, Inc. (“Tejas”) (1)

10.4	Engagement Letter, dated as of August 31, 2004, by and between the Company and Tejas (1)

10.5	Warrant, dated as of September 9, 2004, issued by the Company to Westech (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (2)

32	Section 1350 Certifications (2)

(1)	Incorporated herein by reference to registrant’s Current Report on Form 8-K filed with the Commission on September 15, 2004.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Lifestyles Group, Inc.

Date: November 15, 2004	By	/s/ Theodore B. Muftic
Chief Financial Officer
(Principal Financial Officer)