Form 10-K
period 2004-12-31
DIGITAL LIFESTYLES GROUP INC
filed 2006-04-07
CIK 942650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER 000-27828

                         DIGITAL LIFESTYLES GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                   13-3779546
         (State or Other Jurisdiction                      (I.R.S. Employer
       of Incorporation or Organization)                Identification Number)

            727 BREA CANYON ROAD #6
              WALNUT, CALIFORNIA                                 91789
   (Address of Principal Executive Offices)                   (Zip Code)

                                 (909) 869-0595
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
             (Former Name, Former Address and Former Fiscal year, if
                           Changed Since Last Report)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                 NONE                                       NONE
           (Title of Class)                        (Name of Each Exchange
                                                     on Which Registered)

              Securities registered under Section 12(g) of the Act:

  Common Stock, $0.03 par value                           NONE
           (Title of Class)                        (Name of Each Exchange
                                                     on Which Registered)

Indicate by check mark whether the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.                      Yes No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.                Yes No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                 Yes No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendments to this Form 10-K.                                    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                           Yes [X]    No

The aggregate market value of the Registrant's voting and non-voting equity held by non-affiliates on June 30, 2005 was $1,547,393.*

As of March 31, 2006, there were 32,865,975 shares of common stock outstanding and no shares of preferred stock outstanding.

* Excludes approximately 11,867,352 shares of common stock held by directors, officer and holders of 5% or more of Registrant's common stock as of June 30, 2005 and is based upon 37,657,233 shares of common stock outstanding as of that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                      INDEX

                                                                                                               PAGES

PART I.  1
         ITEM 1.    BUSINESS......................................................................................1
         ITEM1A.    RISK FACTORS..................................................................................6
         ITEM1B.    UNRESOLVED STAFF COMMENTS.....................................................................9
         ITEM 2.    PROPERTIES....................................................................................9
         ITEM 3.    LEGAL PROCEEDINGS.............................................................................9
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................10

PART II. 11
         ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS  AND ISSUER PURCHASES OF EQUITY
                    SECURITIES...................................................................................11
         ITEM 6.    SELECTED FINANCIAL DATA......................................................................14
         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........15
         ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................21
         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................21
         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........22
         ITEM 9A.   CONTROLS AND PROCEDURES......................................................................23
         ITEM 9B.   OTHER INFORMATION............................................................................23

PART III.........................................................................................................25
         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................25
         ITEM 11.   EXECUTIVE COMPENSATION.......................................................................27

         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................
         ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.......................................................34

PART IV. 34
         ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.....................................................34

SIGNATURES.......................................................................................................37



REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K" OR THIS "REPORT") TO "DIGITAL," THE "COMPANY," "WE," "OUR," AND "US" REFERS TO DIGITAL LIFESTYLES GROUP, INC., A DELAWARE CORPORATION, AND OUR WHOLLY OWNED SUBSIDIARIES.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND
SECTION 27A OF THE SECURITIES ACT OF 1933. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF DIGITAL, OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS (A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATION (B) OUR ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS,
(C) OUR ABILITY TO CONSUMMATE A STRATEGIC MERGER AND (D) OUR BUSINESS AND GROWTH STRATEGIES. OUR STOCKHOLDERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN OUR FORWARD-LOOKING STATEMENTS ARE REASONABLE, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED. OUR FUTURE FINANCIAL CONDITION, AS WELL AS ANY FORWARD-LOOKING STATEMENTS, ARE SUBJECT TO CHANGE AND TO INHERENT RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCLOSED IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

                                    PART I.

ITEM 1.  BUSINESS.

OVERVIEW

We were originally incorporated in May 1994. In December 1999, we completed a reverse merger with McGlen Micro, Inc., in which the stockholders of McGlen Micro, Inc. acquired control of us, and changed our name to McGlen Internet Group, Inc. In March 2002, we merged with Lan Plus Corporation, Lan Plus, a manufacturer of branded turnkey computer products and services. In the merger, the stockholders of Lan Plus acquired a majority of our outstanding common stock. Following the merger we changed our name from McGlen Internet Group, Inc. to Northgate Innovations, Inc. Under our Northgate(R) brand name we developed, manufactured, marketed, and sold a wide range of desktop systems, notebook computers, workstations and network servers, as well as offering a variety of hardware components and peripherals to complement our desktop systems, notebook computers, and network servers.

In December 2003, an investor group acquired a majority of our outstanding common stock and in early 2004 this investor group brought in a new management team and implemented a new business strategy. As part of this new business strategy, in June 2004, we changed our name from Northgate Innovations, Inc. to Digital Lifestyles Group, Inc. Beginning in late 2004, we deemphasized the sale of our Northgate(R) brand products to focus our resources solely on the development, marketing and sale of a new product line, branded hip-e(TM), which featured desktop computers, notebook computers and peripherals and was designed and targeted to the teen market.

On November 2004, we closed a financing transaction with Laurus Master Fund, Ltd., or Laurus, to obtain a $7.5 million credit facility. Our obligations to Laurus under the credit facility are secured by substantially all of our assets (other than intellectual property), including our ownership interests in our operating subsidiaries. As of December 31, 2004, we had borrowed approximately $3.3 million under this facility, net of issuing costs. As of March 31, 2006, we owed approximately $1.9 million under this facility.

In April 2005, we received notice from Microsoft Corporation that it had terminated our license to use its proprietary Windows(R) operating system due to our failure to make required royalty payments. Due to the loss of the license, we were unable to ship our products, the majority of which use Microsoft's proprietary Windows(R) operating system and as a result we were unable to fulfill any orders for our hip-e(TM) brand desktop computers.

As we lacked sufficient funds required to renew our license with Microsoft and were unable to distribute or sell our products, our management team decided to cease all operations other than to liquidate our assets for the benefit of Laurus.

In June 2005, four of the five members of our board of directors resigned. Additionally, the individuals serving as our chief executive officer, chief financial officer, vice president, general counsel and secretary resigned from their positions.

On August 10, 2005, we hired Andy Teng, our original founder, as our chief executive officer and chairman of our board of directors. On August 23, 2005, we announced the appointment of Leo Chen to our board of directors. On March 14, 2006, Mr. Teng was appointed as our chief financial officer.

On March 8, 2006, we entered into a definitive merger agreement with Protron Digital Corporation, which we refer to as Protron, a consumer electronics company focused on the manufacture and sale of home entertainment systems. Please refer to "Item 1 -- The Company's Strategy" below for a discussion of the terms and conditions of the merger.

As of March 31, 2006, we have no business operations other than to assist our secured creditor, Laurus, in liquidating its collateral. We are not current in our reporting obligations with the Securities and Exchange Commission, or SEC. To become current, we must file quarterly reports on Form 10-Q for each of our fiscal quarters ended March 31, June 30 and September 30, 2005, as well as our Annual Report on Form 10-K for our fiscal year ended December 31, 2005. We are working with our auditors to prepare these reports and intend to file them as soon as practicable. Currently, we have $0.1 million in cash, approximately $1.9 million of secured debt and approximately $7.6 million in unsecured debt, substantially all of which is past due. During the fiscal year ending December 31, 2006, we expect to incur costs of approximately $800,000, primarily related to operating costs, consisting of rent for office space, utilities, employee compensation, costs of maintaining the company as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing the Company current in its SEC filings, and insurance.

We estimate that our existing capital resources are sufficient to meet our operating and capital needs until June 30, 2006. However, as we have no current sales or other sources of revenue, we depend upon our ability to arrange for additional debt or equity financing to meet our its liquidity requirements beyond June 30, 2006. Due to our lack of operations and inability to generate sales, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, described under the section titled "Recent Sales of Unregistered Securities," as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all.

OUR STRATEGY

Since August 2005, our principal business purpose has been to identify and consummate a business combination with a private entity. On September 9, 2005, we executed a non-binding letter of intent to enter into a merger agreement with Protron. Protron is a privately held company, of which one of its principal owners is Leo Chen, a member of our board of directors.

On March 8, 2006, we entered into a definitive merger agreement with Protron, Leo Chen, Alex Chung and our wholly owned subsidiary, Protron Acquisition, Inc., a Delaware corporation, pursuant to which Protron Acquisition, Inc. will be merged with and into Protron, with Protron continuing as our wholly owned subsidiary. At the effective time of the merger, we will issue 74,353,942 shares of our common stock to the stockholders of Protron, representing 70% of our issued and outstanding shares. Upon the closing of the merger, the stockholders of Protron will acquire voting control of us. The consummation of the merger is subject to customary closing conditions, including, among others: (i) the approval of the merger agreement and the merger by our stockholders; (ii) our having filed all reports required to be filed pursuant to the Securities Exchange Act of 1934, as amended, the Exchange Act; (iii) receipt of all applicable regulatory approvals; (iv) the absence of any government action prohibiting consummation of the merger; and (v) neither we nor Protron having suffered any material adverse effect. The terms of the merger agreement require that all conditions to closing be satisfied and the merger completed by December 31, 2006. A copy of the merger agreement has been filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 13, 2006.

We cannot not assure you that we will consummate the merger with Protron, or any other business combination before we use all of our remaining cash balances, or at all. We likely will need to raise additional capital in order to fund our operating expenses, complete the closing conditions and consummate the merger with Protron. Our lack of sales or other revenue generating operations and our significant debt, will make it difficult to raise additional capital on acceptable terms, if at all.

In the event that we are unable to consummate the merger with Protron our strategy will be to identify and consummate with a business combination with a private entity. We will not restrict our search to any specific geographical location, and we may identify a business venture of virtually any kind or nature. We anticipate that the identification of a private entity with whom to consummate a strategic transaction will be complex and extremely risky. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our current lack of sales or other revenue generating operations and our significant debt, should we not consummate a merger with Protron, we may only be able to pursue a limited number of other potential strategic transactions, if any. This lack of diversification should be considered a substantial risk of ours. We may seek a strategic transaction with firms which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, or for other corporate purposes.

We have limited capital with which to provide the owners of business opportunities with any significant cash or other assets.

EVALUATION OF POTENTIAL MERGER PARTNERS

The analysis of potential merger partners has been undertaken by or will be or under the supervision of our chairman of the board, chief executive officer and chief financial officer. Our management has concentrated on identifying prospective partners which have been brought to our attention through contacts of our officer and directors, such as but not limited to attorneys, accountants, financial advisors, bankers, businessmen and others. From time to time, such contacts may refer us to their clients, acquaintances and others. In analyzing prospective merger partners, management has considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Our management has met, and may in the future meet, with management and key personnel of the firm sponsoring the business opportunity, if such exists, as part of its investigation, and may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of our limited financial resources and management expertise.

It may be anticipated that any business combination in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and our stockholders must, therefore, depend on the ability of management to identify and evaluate such risks. In the case of some of the opportunities available to us, it may be anticipated that the promoters thereof have been unable to develop an economically viable business or that such business is in its development stage and there is a risk, even after our participation in the activity and the related expenditure of our funds, that the combined enterprises will still be unable to become economically viable or advance beyond the development stage. Certain opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, our stockholders.

STRUCTURE OF POTENTIAL BUSINESS COMBINATIONS

In implementing a structure for a particular business combination, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. It should be noted that we have very limited capital with which to pursue any such transaction. Accordingly, it is expect that the consideration utilized to fund any combination, including any merger with Protron, will consist entirely of equity securities. In the event that equity securities are issued as part of a business combination, the percentage ownership of our stockholders will be significantly diluted. It is likely that, persons acquiring shares in connection with any business combination will obtain an amount of equity securities sufficient to obtain voting control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market in our securities may have a depressive effect on such market.

We may structure a merger or acquisition in such a manner as to minimize Federal and State tax consequences to us and to any target company. Under Section 368 of the Internal Revenue Code of 1986, as amended, or the Code, a statutory merger or consolidation is an exempt transaction and may be tax-free if effected in accordance with State law. Even if a merger or consolidation is undertaken in accordance with the Code, there is no assurance that Federal and State tax regulations will not change in the foreseeable future and result in our incurring a significant tax liability. There is no guarantee that any transaction will be tax free to us or our stockholders.

The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

COMPETITION

We are aware that there are many other public companies with limited assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We will be in direct competition with these other public companies in its search for entities with which to combine. In addition, we expect to encounter substantial competition in its efforts to attract strategic partners from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial institutions, small business investment companies and wealthy individuals. Competition in the search for business combinations is principally based upon experience in connection with identifying and effecting business acquisitions, financial and personnel resources and technical expertise. Many of these entities have significantly greater experience, financial and personnel resources, and managerial and technical capabilities than us and in all likelihood will be in a better position than us to obtain access to attractive business opportunities. In view of our limited financial resources and personnel, the fact that we are not current in our public filings with the SEC, and the fact that we have a large amount of debt and all of our assets are pledged as collateral to our existing lenders, we will be at a significant competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. REGULATION

In the event we acquire or merge with a business in certain industries, we may become subject to various regulations. We may incur significant costs to comply with these regulations. In addition, regulations may be enacted in the future which may have a material adverse effect on our business.

SIGNIFICANT CUSTOMERS

Our sales to Staples the Office Superstore, Inc. and its affiliates represented approximately 57% and 37% of our total net sales for years ended December 31, 2004 and 2003, respectively. Our agreement with Staples expired at the end of 2004 and in April 2005 we ceased all sales of our products.

PRODUCT DEVELOPMENT

For the years ended December 31, 2004, 2003 and 2002, we incurred research and development expenditures of $0.4 million, $0.0 and $0.0 million, respectively. In addition, we incurred software development costs, which were capitalized, of $0.6 million in the year ended December 31, 2004. We ceased all research and development efforts in April 2005.

SALES AND MARKETING

For the years ended December 31, 2004, 2003 and 2002, we incurred sales and marketing expenditures of $2.1 million, $1.8 and $1.4 million, respectively. We currently have no sales and marketing personnel as all personnel previously employed in our sales and marketing departments were terminated during 2005.

EMPLOYEES

As of December 31, 2004 and December 31, 2005, we had 90 and 2 employees, respectively. Currently, we have 2 employees. Neither of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS.

                     CAUTIONARY STATEMENTS AND RISK FACTORS

SEVERAL OF THE MATTERS DISCUSSED IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FACTORS ASSOCIATED WITH THE FORWARD-LOOKING STATEMENTS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED OR FORECASTED IN THIS REPORT ARE INCLUDED IN THE STATEMENTS BELOW. IN ADDITION TO OTHER INFORMATION CONTAINED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING CAUTIONARY STATEMENTS AND RISK FACTORS. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS AND UNCERTAINTIES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS COULD SUFFER. IN THAT EVENT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMMON STOCK. THE RISKS DISCUSSED BELOW ALSO INCLUDE FORWARD-LOOKING STATEMENTS AND OUR ACTUAL RESULTS MAY DIFFER SUBSTANTIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS.

WE CURRENTLY HAVE NO BUSINESS OPERATIONS OR REVENUE AND WILL BE REQUIRED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN.

In April 2005 we discontinued all business operations, other than assisting our secured creditor to liquidate its collateral and we currently have no sales or other sources of revenues to generate the cash flows to meet our operating and capital needs, which we expect to be $0.8 million for the fiscal year ending December 31, 2006. As of March 31, 2006, our principal sources of liquidity were cash and cash equivalents of $0.1 million and we have no committed sources of funding. Our current forecast projects that our current cash resources will only be sufficient to fund our operations until June 30, 2006. If we do raise additional debt or equity financing we may be forced to liquidate our remaining assets which are insufficient to meet our obligations to our creditors.

OUR LACK OF FINANCIAL RESOURCES AND SIGNIFICANT INDEBTEDNESS COULD MATERIALLY AFFECT OUR ABILITY TO CONSUMMATE A MERGER OR OTHER STRATEGIC BUSINESS COMBINATIONS.

We currently have no sales or other sources of revenue. Unless we secure additional financing, we may not be able to consumate a merger or other business combination before our existing sources of liquidity are exhausted, in which case we may be forced to liquidate our remaining assets which are to meet our obligations to our creditors. We have and will continue to have a significant amount indebtedness and other obligations. As of March 31, 2006, we had approximately $1.9 million of secured debt and approximately $7.6 million of unsecured debt. Due to our lack of revenue generating operations and significant indebtedness, there can be no assurance that additional financing will be available on acceptable terms to us, or at all.

CONSUMMATION OF THE PROTRON MERGER WILL RESULT IN CHANGE IN OUR VOTING CONTROL.

At the effective time of the merger, we will issue 74,353,942 shares of our common stock to the stockholders of Protron, representing 70% of our issued and outstanding shares. As a result the stockholders of Protron will acquire voting control of us and will be able to control the composition of our board of directors and to control all other decisions that may materially affect us.

WE HAVE NOT FILED QUARTERLY OR ANNUAL REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION SINCE NOVEMBER 2004.

The Company has not filed its quarterly or annual reports required to be filed with the SEC since November 2004, which limits the market liquidity of our common stock and the ability of our stockholders to sell our securities in the secondary market. The Company is currently taking action to become current in its reporting obligations but it cannot guarantee that it will do so. If the Company continues to remain delinquent in its filing obligations it may be subject to disciplinarian action by the SEC and may be prevented from trading on the Pink Sheets, LLC.

Due to our failure to remain current in our reporting requirements under the Exchange Act, prevents us from registering additional securities by means of a S-3 registration statement and we will remain ineligible to use this form for a least one year after we become current in our reporting obligations. This increases the difficulty, time and expense for us to register additional securities and reduces our ability to raise additional capital through public sales of our securities.

Additionally, our having filed all reports required to be filed pursuant to the Exchange Act, is a condition to the consummation of the merger with Protron. Our failure to file all our public reports by December 31, 2006 will prevent the merger from closing.

WE HAVE MATERIAL WEAKNESSES IN OUR CONTROLS OVER FINANCIAL REPORTING THAT MAY PREVENT US FROM BEING ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD, WHICH COULD HARM OUR BUSINESS AND OPERATING RESULTS.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In our reports on Form 10-Q for the quarter ended March 31, 2004, June 30, 2004 and September 30, 2004, we reported our disclosure controls and procedures were not effective in all material respects as of such periods, and had not been effective as of December 31, 2003. We continue to experience significant deficiencies and material weaknesses in our disclosure controls and procedures, however, we believe that the measures we have implemented in connection with the preparation of this Report, and which are discussed in Item 9A - "Controls and Procedures," have been effective to ensure that our financial statements, and other financial information included in this Report, have been recorded, processed, summarized and reported correctly.

We cannot be certain the steps we have taken in connection with the preparation of our past periodic reports (as discussed therein) or this Report and any steps that we may take in connection with the preparation of future periodic reports have been, or will be, effective in identifying and correcting all weaknesses in our disclosure controls and procedures. As a result our past, current and future periodic reports may contain material errors.

Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we may identify in the future, could require us to incur significant costs, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our ability to consummate a business combination, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of significant deficiencies or material weaknesses or our failure to remediate any significant deficiencies or material weaknesses in a timely fashion could cause investors and financing institutions to lose confidence in our reported financial information, which could have a negative effect on our ability to access capital markets in the future.

WE FACE STRONG COMPETITION FOR A MERGER PARTNER.

In view of our limited financial resources and personnel, the fact that we are not current in our public filings with the SEC, and the fact that we have a large amount of debt and all of our assets are pledged as collateral to our existing lenders, we will be at a significant competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Additionally, many of the companies we will be competing with have significantly greater experience, financial and personnel resources, and managerial and technical capabilities.

WE AND OUR STOCKHOLDERS MAY SUFFER NEGATIVE TAX TREATMENT AS THE RESULT OF ANY BUSINESS COMBINATION.

We will endeavor to minimize any negative tax consequences in any merger we may undertake. While we expect to undertake any merger so as to minimize federal and state tax consequences to both us and the "target" company, we can not assure you that a business combination will meet the statutory requirements of a reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A nonqualifying reorganization could result in the imposition of both federal and state taxes which may have substantial adverse effect on us.

WE MAY INCUR ADDITIONAL DEBT IN CONNECTION WITH OUR PURSUIT OF A BUSINESS COMBINATION.

There are currently no limitations relating to our ability to borrow funds and we may incur additional debt in our pursuit of consummating a business combination. We can not assure you that any debt financing, if required or otherwise sought, will be available on terms deemed to be commercially acceptable and in our the best interests. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, our perceived ability to meet debt service on those borrowings, and then-prevailing conditions in the financial markets, as well as general economic conditions. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with incurring indebtedness, including the risks of interest rate fluctuations and insufficient of cash flow to pay principal and interest. Furthermore, any entity with which we may combine may already have previously incurred debt financing and, therefore, the risks inherent thereto, as discussed above.

AN INVESTMENT IN OUR COMMON STOCK MAY BE LESS ATTRACTIVE BECAUSE IT IS NOT TRADED ON A RECOGNIZED PUBLIC MARKET.

In April 2001, our common stock was de-listed from trading on the Nasdaq SmallCap Market. In May 2005, our common stock was de-listed from trading on the Over-the-Counter Bulletin Board, and currently trades on the Pink Sheets, LLC. This is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock.

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

The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our common stock and the ability of our stockholders to sell their securities in the secondary market. For all of these reasons, an investment in our equity securities may not be attractive.

OUR STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN A LOSS OF YOUR INVESTMENT.

The market price of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

o    additions or departures of key personnel;

o    sales of capital stock in the future;

o    stock liquidity or cash flow constraints;

o    announcements related to strategic transactions; and

o    other factors and events beyond our control.

In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

As a result of this potential stock price volatility, investors may be unable to sell their shares of our common stock at or above the cost of their purchase prices. In addition, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the subject of securities class action litigation, this could result in substantial costs, a diversion of our management's attention and resources and harm to our business and financial condition.

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We have 32,865,975 shares of common stock outstanding as of March 31, 2006. In addition, as of March 31, 2005, we had 21,506,556 shares of our common stock reserved for issuance under warrants, stock options and convertible notes.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK, AND THEREFORE OUR STOCKHOLDERS WILL BE ABLE TO RECOVER THEIR INVESTMENT IN OUR COMMON STOCK, IF AT ALL, ONLY BY SELLING THE SHARES OF OUR STOCK THAT THEY HOLD.

Some investors favor companies that pay dividends on common stock. We have never declared or paid any cash dividends on our common stock. We currently have no operations and we intend to retain any future earnings to pay our existing liabilities and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, a return on an investment in our stock likely depends on the ability to sell our stock at a profit.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Our principal property consists of our headquarters located in a leased facility at 727 Brea Canyon Road, Suite 6, Walnut California 91789. We lease this facility under a verbal lease arrangement with our current chairman of the board, chief executive officer and chief financial officer, Andy Teng. We believe we are receiving a fair market rate for this space. We currently are in arrears in rental obligations under leases for property that has been leased by the company at 1001 S. Capital of Texas Highway, Building I, Suite 200, Austin, TX 78746 and 801 S. Sentous Avenue, City of Industry, California 91748. We are continuing to negotiate and work with our creditors to reach amicable settlement arrangements regarding outstanding lease debts owed; however, we can not assure you that we will reach a settlement with these creditors. We believe that our present facilities in Walnut, California are adequate for our current operational needs.

ITEM 3. LEGAL PROCEEDINGS.

In April 2004, Andy Teng, our chief executive officer and majority stockholder, filed suit against us to collect $1.2 million in advances made by him to us. Mr. Teng's suit sought the repayment of advances we received under a loan agreement between our employee stock ownership plan and Mr. Teng. On September 22, 2005, Mr. Teng agreed to convert all of the outstanding unsecured debt owed to him by the Company into shares of common stock at a price of $1.00 per share, substantially above market price at the time. Mr. Teng was issued 1,000,000 shares of our common stock in exchange for the extinguishment of all amounts owed to him by the Company and a general release of any and all claims held by him in connection with these debts.

On or about December 16, 2002, the Pension and Welfare Benefits Administration of the U.S. Department of Labor, the DOL informed us that it had selected our employee stock ownership plan for review. The DOL raised issues regarding a transaction in December 1999 between Andy Teng and the Lan Plus, Inc. [sic] Employee Stock Ownership Plan, or ESOP. In the December 1999 transaction, Mr. Teng sold shares of our preferred stock to the ESOP in connection with the establishment of the ESOP. The DOL indicated that this transaction may have been a prohibited transaction because the purchase price paid for the preferred shares by the ESOP may have been above the fair market value at the time of the transaction, which would require the unwinding or correction of the transaction. Mr. Teng agreed to indemnify us against any costs or damages incurred by us in connection with the DOL investigation. On or about December 17, 2004, we received a final determination letter from the DOL regarding its investigation of the December 1999 transaction. Based upon its investigation and review, the DOL determined that Mr. Teng breached certain of his fiduciary obligations to the ESOP and violated several provisions of Employee Retirement Income Security Act of 1974. The DOL noted, however, the corrective actions taken by us following the start of its investigation, including the pro forma release of certain shares to the ESOP by Mr. Teng and the appointment of additional members to the ESOP's administrative committee. As a result of these, as well as other, corrective actions taken by the Company, the DOL has agreed to take no further action with respect to these matters.

At this time, we are not involved in any other legal proceedings that our management believes would be material to our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Pink Sheets under the symbol "DLFG.PK."

The following table shows the high and low daily closing sale prices per share of our common stock on the Over-the Counter Bulletin Board and/or Pink Sheets LLC for each quarterly period within the two fiscal years covered by this Report and the subsequent year ended December 31, 2005

                                                                                -----------------------------------
                                                                                            PRICE RANGE
QUARTER ENDING                                                                        HIGH               LOW
--------------                                                                  --------------       --------------
March 31, 2003................................................................       $0.25             $0.12
June 30, 2003.................................................................       $0.30             $0.12
September 30, 2003............................................................       $0.25             $0.11
December 31, 2003.............................................................       $1.35             $0.11
March 31, 2004................................................................       $1.17             $0.54
June 30, 2004.................................................................       $0.80             $0.38
September 30, 2004............................................................       $0.68             $0.37
December 31, 2004.............................................................       $0.51             $0.27
March 31, 2005................................................................       $0.65             $0.23
June 30, 2005.................................................................       $0.22             $0.02
September 30, 2005............................................................       $0.52             $0.03
December 31, 2005.............................................................       $0.51             $0.26


As of March 31, 2006, there were approximately 40 holders of record of our common stock, and the closing price on the Pink Sheets LLC was $0.65. During the three months prior to March 31, 2006, the average daily trading volume of our common stock was 74,934 shares. The price of our common stock is generated from small and sporadic trading volumes. As a result, it may be difficult for our stockholders to sell any significant number of shares of our common stock without negatively impacting the sales price.

We have never declared or paid a dividend on our common stock. We intend to retain earnings to finance the service of our debt and our business strategy and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. The declaration of dividends is within the discretion of our board of directors, which will review this dividend policy from time to time.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal 2003, 2004 and 2005, we issued the following securities which were not registered under the Securities Act of 1933, as amended, the Securities Act. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the Securities Exchange Commission under the Securities Act.

On December 9, 2003, we sold 4,000,000 shares of our common stock to Glenbrook Group, LLC for $0.25 per share, or a total of $1.0 million, in cash, which we used for working capital.

In connection with the offering to Glenbrook, we entered into a consulting agreement with J&M Interests, LLC, a controlling member of Glenbrook, under which we agreed to issue to J&M Interests warrants to purchase 2,500,000 shares of our common stock for $0.50 per share. The issuance of the warrants, which are exercisable over a five-year period, was in consideration for consulting services provided to us by J&M Interests over the six-month period following the date of issuance.

On May 24, 2004, in connection with entering into a product development agreement with M3 Designs, Inc., we granted M3 Designs, Inc. warrants to purchase an aggregate of 60,000 shares of our common stock as consideration for their services. Such warrants provide for an exercise price of $0.50 per share and expire five years after the date of the grant. Warrants to purchase 15,000 shares vested on the date of the grant and the remaining warrants vested in three increments of 15,000 shares each on the date certain performance milestones were achieved by M3 Designs.

On September 14, 2004, we completed a private placement of our equity securities in which we raised approximately $5.0 million in gross proceeds for working capital. The private placement was completed pursuant to a Securities Purchase Agreement, dated September 9, 2004, with certain accredited investors, including our previous chief financial officer and entities affiliated with our previous chief executive officer and an outside director. Under the terms of that agreement, we sold an aggregate of 14,450,858 shares of our common stock and warrants to purchase an aggregate of 7,225,426 shares of our common stock. The common stock and warrants were sold as a unit, with each investor receiving a warrant to purchase one share of common stock, at the exercise price of $0.475 per share, for every two shares of common stock purchased by such investor. The purchase price for each unit was $0.346 per share of common stock purchased.

Pursuant to an engagement letter with Tejas Securities Group, Inc., as consideration for the services provided by Tejas, we issued to Westech Capital Corporation, an affiliate and the designee of Tejas, a warrant to purchase 1,000,000 shares of our common stock at the exercise price of $0.475 per share, which is exercisable until September 9, 2012.

On November 30, 2004, we completed a private placement of our debt securities pursuant to which up to $7.5 million in financing was made available to us. We used approximately $2.4 million of this financing for working capital and approximately $0.8 million to repay existing debt. The private placement was completed pursuant to a Security Agreement, dated November 29, 2004, with Laurus Master Fund, Ltd. Under the terms of that agreement, we issued to Laurus a $2,750,000 secured convertible minimum borrowing note, a $4,750,000 secured convertible revolving note and a common stock purchase warrant to purchase 3,846,154 shares of our common stock (70% of which are vested as of December 31, 2005). Laurus may convert all or a portion of the outstanding principal amount of the notes and accrued interest thereon into shares of our common stock at a conversion price of $0.39 per share, subject to certain anti-dilution adjustments. The warrant issued to Laurus is dated November 29, 2004, has an exercise price of $0.44 per share, and expires on November 29, 2009.

On April 1, 2005, we issued to Alloy Marketing and Promotions, LLC a subordinated convertible promissory note in the principal amount of approximately $600,000. The note was issued in payment of a similar amount due to Alloy for services provided to us by Alloy in 2004. Alloy may convert the note into shares of our common stock at any time at a conversion price equal to 75% of fair market value of the common stock, defined as the lesser of (i) the average of the closing prices of the common stock for the five trading days immediately prior to the first to occur of (A) the date on which we include the registration of the resale of the common stock issuable upon conversion of the note in a registration statement filed with the SEC and (B) any date on which Alloy delivers to us a notice of conversion, or (ii) the closing price of the common stock for the trading day immediately prior to the first to occur of such dates.

On September 20, 2005, we received $250,000 in immediately available funds, in exchange for the issuance of a convertible promissory note, issued to L. E. Smith. The convertible promissory note is convertible into shares of our common stock at a conversion price of $0.25. The convertible promissory note bears interest at a rate of 7% per annum and has an initial maturity date of September 19, 2006. We also issued a warrant to purchase up to 200,000 shares of our common stock. The warrant is exercisable at $0.25 per share, is exercisable immediately and expires five years from the date of issuance.

On September 22, 2005, Andy Teng, our chairman of the board, chief executive officer and chief financial officer, agreed to convert the outstanding unsecured debt owed to him by us into shares of common stock at a price of $1.00 per share, substantially above current market price. Mr. Teng has been issued 1,000,000 shares of our common stock in exchange for the extinguishment all outstanding debts owed to Mr. Teng by us and a general release of any and all claims held by him in connection with these debts.

On October 28, 2005, we issued a convertible promissory note to Robert H. Wood, Jr. in exchange for $50,000 in immediately available funds. The convertible promissory note is convertible at any time into shares of our common stock at a conversion price of $0.25. We also issued a warrant to purchase up to 40,000 shares of our common stock. The warrant is exercisable at $0.25 per share, is exercisable immediately and expires five years from the date of issuance.

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2004 and as of December 31, 2005. For a description of these plans, please see Note 10, STOCKHOLDERS' EQUITY, to our consolidated financial statements provided under
Part II, Item 8 of this Annual Report on Form 10-K.



                                  Number of Securities To
                                  Be Issued Upon Exercise     Weighted Average Exercise        Number of Securities
                                  Of Outstanding Options,        Price of Outstanding          Remaining Available
Plan category                       Warrants And Rights         Options, Warrants and         For Future Issuance
                                                                        Rights
------------------------------------------------------------- ----------------------------------------------------------
                                       December 31,                 December 31,                 December 31,
                                     2004          2005           2004           2005          2004           2005
                                 ------------   ------------  -------------  -------------  ------------  --------------

Equity compensation plans         3,447,413     3,267,00         $0.79          $0.22       1,432,210       232,500
approved by securities holders

Equity compensation plans not      3,309,587        --            $1.01           --            --             --
approved by securities holders

Total                              6,757,000     3,267,500        $0.90          $0.22       1,432,210       232,500


ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and the notes thereto included elsewhere in this report. The consolidated balance sheet data as of December 31, 2004 and 2003 and the consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 set forth below are derived from, and qualified by reference to, our audited financial statements appearing elsewhere in this Report. The consolidated balance sheet data as of December 31, 2002, 2001 and 2000 and the consolidated statement of operations data for the years ended December 31, 2001 and 2000 are derived from audited consolidated financial statements not included herein.


        STATEMENTS OF OPERATIONS DATA:                                 YEARS ENDED DECEMBER 31,
                                            2004              2003              2002               2001               2000
                                        --------------    -------------    ---------------    ----------------    -------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Net sales.....................  $  48,368        $  77,046          $  65,176         $  73,883             $      01
        Cost of sales.................     45,721           72,790             58,650            64,872                60,326
                                        --------------    -------------    ---------------    ----------------   --------------

        Gross profit..................      2,647            4,256              6,526             9,011                 8,775
        Operating expenses............     17,464            8,724              8,032             7,273                 7,700
                                        --------------    -------------    ---------------    ----------------   --------------

        Income (loss) from operations.    (14,817)          (4,468)            (1,506)            1,738                 1,075
        Other (income) expense........       (724)             330                268              (217)                  202
                                        --------------    -------------    ---------------    ----------------   --------------

        Income (loss) before income
        taxes.........................    (14,093)          (4,798)            (1,774)            1,955                   873

        Provision (benefit) for
        income taxes..................       (107)             (79)               489               467                   358
                                        --------------    -------------    ---------------    ----------------   --------------

        Net income (loss).............    (13,986         $ (4,719)            (2,263)            1,488                   515
                                        ==============    =============    ===============    ================   ==============

        Basic income (loss) per
        common share..................  $   (0.57)           (0.31)          $  (0.16)             0.15                  0.05

        Fully-diluted income (loss)
        per common share..............  $   (0.57)        $  (0.31)          $  (0.16)             0.15                  0.05


                                                                        AS OF DECEMBER 31,
                                          2004              2003              2002               2001        0      2000
                                        ------------    -------------    ---------------    ----------------    -------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
        BALANCE SHEET DATA:
        Cash and cash equivalents.....   $    466         $    464           $  1,983            $ 8,555          $    2,884
        Working capital...............     (4,554)           2,133              3,239              5,245               3,836
        Total assets..................      9,114           15,397             15,183             24,091              13,713
        Long-term debt................      1,004            2,355              9,263              9,263               9,880
        Stockholders' equity (deficit)     (8,204)           5,061               (966)            (3,238)             (5,609)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND
SECTION 27A OF THE SECURITIES ACT OF 1933. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS (A) TRENDS AFFECTING OUR FINANCIAL CONDITION
(B) OUR ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS, (C) OUR ABILITY TO CONSUMMATE A STRATEGIC MERGER AND (D) OUR BUSINESS AND GROWTH STRATEGIES. OUR STOCKHOLDERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "RISK FACTORS." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE SECURITIES EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

EXECUTIVE OVERVIEW

OVERVIEW

We were originally incorporated in May 1994. In December 1999, we completed a reverse merger with McGlen Micro, Inc., in which the stockholders of McGlen Micro, Inc., acquired control of us, and changed our name to McGlen Internet Group, Inc. In March 2002, we merged with Lan Plus Corporation, or Lan Plus, a manufacturer of branded turnkey computer products and services. In the merger, the stockholders of Lan Plus acquired a majority of our outstanding common stock. Following the merger we changed our name from McGlen Internet Group, Inc. to Northgate Innovations, Inc. Under our Northgate(R) brand name we developed, manufactured, marketed, and sold a wide range of desktop systems, notebook computers, workstations and network servers, as well as offering a variety of hardware components and peripherals to complement our desktop systems, notebook computers, and network.

In December 2003, an investor group acquired a majority of our outstanding common stock. In early 2004 this investor group brought in a new management team and implemented a new business strategy. In connection with this new business strategy, in June 2004, we changed our name from Northgate Innovations, Inc. to Digital Lifestyles Group, Inc. Beginning in 2004, we discontinued the sale of our old Northgate(R) brand products to focus our resources solely on the development, marketing and sale of a new product line, branded hip-e(TM), which was comprised of desktop systems, notebook computers and peripherals designed and targeted to the teen market.

After the discontinuation of the production of our only revenue generating production line we depended on our ability secure outside financing to fund the development, marketing and sale our hip-e(TM) brand products. However, we were unable to secure financing in amounts adequate to fund the production our hip-e(TM) brand products in quantities sufficient to meet customer orders. As a result of our inability to fill customer orders on a timely basis, or at all, we were unable to establish a market for our hip-e(TM) brand products. Our failure to generate demand for our new hip-e(TM) brand products left us unable to generate revenues sufficient to remain current in our payment obligations to certain of our creditors over the course of 2004 and the first quarter of 2005.

In April 2005, we received notice from Microsoft Corporation that it had terminated our license to use its proprietary Windows(R) operating system, for failure to timely make related royalty payments. Due to the loss of the license, we were unable to ship our products, the majority of which used Microsoft's proprietary Windows(R) operating system and as a result we were unable to fulfill any orders for our hip-e(TM) brand products.

As we lacked sufficient funds required to renew our license with Microsoft and were unable to distribute or sell our products, our management team decided to immediately cease all ongoing operations, other than liquidating assets for the benefit of our secured creditor, Laurus Master Fund, Ltd., or Laurus.

In June 2005, four members of our board of directors resigned. Additionally, the individuals serving as our chief executive officer, chief financial officer, vice president, general counsel and secretary resigned from their positions.

On August 10, 2005, we hired Andy Teng, our original founder, as its chairman of the board of Directors, chief executive officer and chief financial officer. On August 23, 2005, we announced the appointment of Leo Chen to its board of directors.

As of December 31, 2005, we have no business operations other than to assist our secured creditor, Laurus, liquidate its collateral. Currently, we have $0.1 million of cash, approximately $1.9 million of secured debt and approximately $7.6 million in unsecured debt, virtually all of which is past due. During the fiscal year ending December 31, 2006, we expect to incur operating costs of approximately $800,000, primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing us current in our filings with the Securities Exchange Commission, and insurance. We estimate our existing capital resources are sufficient to meet our operating and capital needs until June 30, 2006. However, as we have no current sales or other sources of revenue, we depend upon our ability to arrange for additional equity or debt financing to meet our liquidity requirements beyond June 30, 2006. Due to our lack of operations and inability to generate sales, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, described under the section titled "Recent Sales of Unregistered Securities" above, as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all.

On September 9, 2005, we announced that it had entered into a non-binding letter of intent to enter into a merger agreement with Protron Digital Corporation, or Protron, a consumer electronics company focused on the manufacture and sale of home entertainment systems. Protron is a privately held company, of which one of its principal owners is Leo Chen, a member of the our board of directors.

On March 8, 2006, we entered into a definitive merger agreement with Protron, Leo Chen, Alex Chung and our wholly owned subsidiary, Protron Acquisition, Inc., a Delaware corporation, pursuant to which Protron Acquisition, Inc. will be merged with and into Protron, with Protron continuing as our wholly owned subsidiary. At the effective time of the merger, we will issue 74,353,942 shares of our common stock to the stockholders of Protron, representing 70% of our issued and outstanding shares. Upon the closing of the merger, the stockholders of Protron will acquire voting control of us. The consummation of the merger is subject to customary closing conditions, including, among others: (i) the approval of the merger agreement and the merger by our stockholders; (ii) our having filed all reports required to be filed pursuant to the Exchange Act;
(iii) receipt of all applicable regulatory approvals; (iv) the absence of any government action prohibiting consummation of the merger; and (v) neither we nor Protron having suffered any material adverse effect. The terms of the merger agreement require that all conditions to closing be satisfied and the merger completed by December 31, 2006. A copy of the merger agreement has been filed as
Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 13, 2006.

BASIS OF PRESENTATION, CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

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

BASIS OF ACCOUNTING

In April 2005, we ceased all ongoing operations, except for those operations related to helping our secured creditor, Laurus to liquidate its collateral. Our management currently has no plan to liquidate and distribute our remaining assets to our stockholders. Based on management's plan, these financial statements have been prepared under the "going concern" assumption which presumes that we will continue our existence for the foreseeable future and are not subject to imminent liquidation.

REVENUE RECOGNITION. Historically, we derived revenue primarily from sales of our personal computers, and to a lesser extent, from software, peripherals and accessories. Generally, we recognized revenue when persuasive evidence of an arrangement existed, delivery had occurred, the fee was fixed or determinable and collection was probable. We have provided for estimated costs of doubtful accounts and product warranties as a reduction in revenue at the time we recognized revenue. Estimates of costs of doubtful accounts are based upon our historical collection experience. If the historical data used to calculate these estimates does not properly reflect future returns, reported revenue could be overstated.

VENDOR REBATES. Historically, we earned rebates from our vendors that are based on various quantitative contract terms. Amounts we expected to receive from vendors relating to the purchase of merchandise inventories were recognized as a reduction of cost of goods sold at the time the merchandise was sold. If the amounts of rebates we actually receive are less than we expected, our cost of sales will be understated for the period covered. We record rebates received that represent a reimbursement of incremental costs, such as advertising, as a reduction to the related expense in the period that the related expense is incurred. We have several controls in place that we believe allow us to ensure that these amounts are recorded in accordance with the terms of the applicable contracts. Should the vendors paying the rebates reach different judgments regarding the terms of these contracts, they may seek to recover all or a portion of the rebates from us.

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

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. AS a result of our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we now annually review goodwill and other intangible assets that have indefinite lives for impairment and whether events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. These reviews require us to estimate the fair value of our identified reporting units and compare those estimates against the related carrying values.

INVENTORY. We record inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with current or committed inventory levels. Any write-downs in inventory result in a permanent reduction of the cost basis of the related inventory.

RESULTS OF CONTINUING OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NET SALES. Our net sales decreased by approximately $28.6 million, or 37%, to approximately $48.4 million for the year ended December 31, 2004, compared to approximately $77.0 million for the year ended December 31, 2003. The decrease in net sales was primarily attributable to our decision in the second half of 2004 to discontinue sales of our Northgate(R) brand of products to focus on the sale of our new hip-e(TM) brand product line.

GROSS PROFIT. We had a gross profit of $2.6 million for the year ended December 31, 2004. This represented a decrease of $1.7 million, or 40%, compared to a gross profit of $4.3 million for the year ended December 31, 2003. The decrease in gross profits for the year ended December 31, 2004, is primarily attributable to the decrease in our net sales following our decision to deemphasize sales of our Northgate(R) brand of products.

OPERATING EXPENSES. Our operating expenses increased by approximately $8.7 million, or 100%, to $17.5 million for the year ended December 31, 2004, from $8.7 million for the year ended December 31, 2003. The increase in operating expenses was attributable to the launch of our new hip-e(TM) brand of products, an impairment write down of goodwill in the fourth quarter of the year ended December 31, 2004 of $3.4 million, and an increase in professional fees related to regulatory filings, audit and legal services. The increase in professional fees related to regulatory filings, audit and legal services is attributable primarily to the Company's obligations to file registrations statements in connection with the Company's financing activities in late 2003 and 2004.

OTHER INCOME (EXPENSE). Our other income increased by approximately $1.0 million, or 319%, to $0.7 million for the year ended December 31, 2004, from an other expense of $0.3 million for the year ended December 31, 2003. The increase is primarily related to the one-time gain from reducing our liability to Microsoft Network under an agreement terminated during the year ended December 31, 2004 and a change in the fair value of derivative and warrant liabilities (which did not exist in 2003), offset by increased costs due to our asset-based lending arrangements in place during the year ended December 31, 2004.

NET LOSS. We incurred a net loss of $14.0 million for the year ended December 31, 2004. This represented an increase of $9.3 million, or 198%, compared to a net loss of $4.7 million for the year ended December 31, 2003.

RESULTS OF CONTINUING OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NET SALES. Our net sales increased by approximately $11.9 million, or 18%, to approximately $77.0 million for the year ended December 31, 2003, compared to approximately $65.2 million for the year ended December 31, 2002. The increase in net sales was primarily due to the addition of Staples as our largest customer in late 2002. During 2003, revenue from Staples represented approximately 48% of total revenue. There was minimal revenue from Staples in 2002. The increase in sales to Staples was offset by a decrease in sales to other customers such as resellers of electronic components and systems and TV home shopping channels as a result of our focus on large retail chains.

GROSS PROFIT. Our gross profit decreased by $2.3 million, or 35%, to approximately $4.3 million for the year ended December 31, 2003, compared to $6.5 million for the year ended December 31, 2002. The decrease in our gross profit was a result of a decrease in the average selling price per system due to competition in the marketplace. Our gross profit in 2003 was significantly impacted by price reductions in the marketplace by competitors such as Dell and Gateway, as well as reduction in consumer demand, each of which took place in the fourth quarter of 2002.

OPERATING EXPENSES. Our operating expenses increased by approximately $692,000, or 9%, to $8.7 million for the year ended December 31, 2003, from $8.0 million for 2002. The increase in operating expenses was attributable in part to a $590,000 impairment loss on goodwill. In addition, in accordance with SFAS No. 123, during 2003 we recorded approximately $625,000 in compensation expense related to warrants to purchase 2,500,000 shares of our common stock that we issued to one of our stockholders. No similar expenses were incurred during 2002. These amounts were offset in part by a decrease in salaries and advertising of approximately $330,000 and $160,000, respectively

OTHER (INCOME) EXPENSE. Our net other expense increased by approximately $62,000, or 23%, to $330,000 for the year ended December 31, 2003, from $268,000 for the prior year. The increase was primarily due to lower interest income in 2003.

INCOME TAXES. Our provision for income taxes for the year ended December 31, 2003 was a credit of $79,000, versus $489,000 for the year ended December 31, 2002. The income tax provision for 2003 decreased primarily as a result of our taxable losses.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 2004, we financed our operations and met our capital expenditure requirements primarily from cash provided by operations, borrowings from private individuals, and borrowings from financial institutions. As of December 31, 2005, we had approximately $90,000 in cash and cash equivalents compared to approximately $466,000 at December 31, 2004 and $464,000 at December 31, 2003. As of March 31, 2006, our principal sources of liquidity were cash and cash equivalents of $100,000.

We estimate that our existing capital resources are sufficient to meet our operating and capital needs until June 30, 2006. However, we have no current sales or other sources of revenue, are unable to service our debt, and will depend upon additional debt or equity financings to meet our liquidity requirements beyond June 30, 2006. Our limited financial resources could materially affect our ability to consummate a merger or other business combination, on acceptable terms, if at all. Due to our insolvency, stemming from our lack of operations, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, described under the section titled "Debt Obligations" below, as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all. If we are unable to pay our debt as it becomes due we will be forced to consider steps that would protect our assets against our creditors.

DEBT OBLIGATIONS

     Our cash obligations for short-term and long-term debt consisted of:


         Note payable - Lu                                 $  1,300,000
         Note payable - -Teng                                 1,004,000
         Convertible note payable - other                       100,000
         Convertible note payable - Laurus                    3,081,000
         Other notes payable                                     19,000
                                                           -------------
         Total debt                                        $  5,504,000
                                                           =============

On September 14, 2004, we completed a private placement of our equity securities in which we raised approximately $5.0 million in gross proceeds. The private placement was completed pursuant to a securities purchase agreement, dated September 9, 2004, with certain investors, including our previous chief financial officer and entities affiliated with our previous chief executive officer and an outside director. Under the terms of that agreement, we sold an aggregate of 14,450,858 shares of our common stock and warrants to purchase an aggregate of 7,225,426 shares of our common stock. The common stock and warrants were sold as a unit, with each investor receiving a warrant to purchase one share of common stock for every two shares of common stock purchased by such investor. The purchase price for each unit was $0.346 per share of common stock purchased. Proceeds of this private placement were used for working capital purposes.

On November 30, 2004, we closed a financing transaction with Laurus to obtain a $7.5 million credit facility. The financing was completed pursuant to a security agreement with Laurus, pursuant to which we issued to Laurus a $2.75 million secured convertible minimum borrowing note, which is structured as a term note, and a $4.75 million secured convertible revolving note, which is structured as a revolving balance note. As of December 31, 2004, we had borrowed approximately $3.3 million under this facility, net of issuing costs. A portion of these funds were used to repay our existing short-term financing. Our obligations to Laurus under the credit facility are secured by substantially all of our assets (other than intellectual property), including our ownership interests in our operating subsidiaries. In May 2005, following the occurrence of a number of events of default under the credit facility, Laurus accelerated our payment obligations and ultimately commenced foreclosure proceedings against all of our assets for failure to make payment. Following the liquidation of all of our accounts receivable, inventories and equipment we presently owe Laurus approximately $1.9 million under this credit facility. On December 8, 2005, we entered into a letter agreement with Laurus whereby we agreed to a payment plan for the outstanding secured debt we owe to Laurus. Under our agreement with Laurus we agreed to make interest only payments to them beginning retroactively on December 1, 2005, until the earlier of the consummation of a merger with Protron or February 20, 2006. On February 15, 2006, Laurus agreed to extend the date that interest only payments would be made until March 1, 2006. Our agreement with Laurus provides that on the date we consummate a merger with Protron, in full satisfaction of our debt to Laurus, we will pay Laurus $950,000 in cash and issue to them that number of shares of our common stock that is equal to $950,000, based upon a conversion price of the 30 day average volume weighted average price calculated as of the date prior to the merger. On March 1, 2006, Laurus agreed to indefinitely extend our right to make interest only payments to them, subject to our assurances that we will use our best efforts to consummate a merger with Protron as soon as is practicable.

Effective January 1, 2005, we negotiated an extension of the maturity date of a promissory note with an outstanding principal amount of $1.3 million, which we originally issued in June 1999 with an original maturity date of January 1, 2005. Under the terms of the amended and restated note, we paid the holder of the note $134,750 on January 13, 2005. The outstanding obligations under this note were settled in September 2005 for $70,000, resulting in an gain on extinguishment of debt of approximately $1.1 million in 2005.

On April 1, 2005, we issued to Alloy Marketing and Promotions, LLC a subordinated convertible promissory note in the principal amount of approximately $600,000. The note was issued in payment of a similar amount due to Alloy for services provided to us by Alloy in 2004. The note is unsecured and matures upon demand by Alloy. Alloy may convert the note into shares of our common stock at any time at a conversion price equal to 75% of fair market value of the common stock, defined as the lesser of (i) the average of the closing prices of the common stock for the five trading days immediately prior to the first to occur of (A) the date on which we include the registration of the resale of the common stock issuable upon conversion of the note in a registration statement filed with the SEC and (B) any date on which Alloy delivers to us a notice of conversion, or (ii) the closing price of the common stock for the trading day immediately prior to the first to occur of such dates. We may prepay the note at any time without penalty or premium. In connection with the subordinated convertible promissory note we entered into a registration rights agreement with Alloy, pursuant to which we agreed to use our commercially reasonable efforts to file with the SEC a registration statement for offerings to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, with respect to the resale of the shares of common stock issuable upon the conversion of the note. We are obligated to pay Alloy a cash fee, as liquidated damages, equal to 1.50% of the original principal amount of the note for each thirty day period, beginning April 1, 2005, until the registration statement is declared effective. We would also have to make similar payments if the registration statement, after it is declared effective, ceases to be effective for more than twenty consecutive calendar days or more than thirty days in the aggregate during a year, or the common stock is not listed or quoted or is suspended from trading on any trading market for three consecutive trading days, and such suspension shall not have been lifted within thirty days or the common stock is not listed on another trading market.

On September 22, 2005, Mr. Teng agreed to convert the outstanding debt owed to him by us into shares of our common stock at a price of $1.00 per share, substantially above market price at the time. Mr. Teng was issued 1,000,000 shares of our common stock in exchange for the extinguishment of all outstanding debt owed to him by us and a general release of any and all claims held by him in connection with these debts.

On September 20, 2005, we received $250,000 in immediately available funds, in exchange for the issuance of a convertible promissory note, issued to L.E. Smith ("Smith"). The convertible promissory note is convertible into shares of our common stock at a conversion price of $0.25. The convertible promissory note issued bears interest at a rate of 7% per annum and has an initial maturity date of September 19, 2002. We will pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time six months after the date of issuance. In the event that we elect to prepay the convertible note, Mr. Smith may elect within three business days to convert all or a portion of the note into common stock and thus prevent prepayment of the convertible note. We also issued a warrant to purchase up to 200,000 shares of our common stock. The warrant is exercisable at $0.25 per share, is exercisable immediately and expires five years from the date of issuance.

On October 28, 2005, issued a convertible promissory note to Robert H. Wood, Jr. in exchange for $50,000 in immediately available funds. The convertible promissory note bears interest at a rate of 7% per annum and has an initial maturity date of October 28, 2006. The convertible promissory note is convertible at any time into shares of our common stock at a conversion price of $0.25. We our obligated to make interest only payments until the maturity date or until the note is converted or prepaid in full. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time beginning six months after the date of the note. In the event that we elect to prepay the note, Mr. Wood may elect within three business day to convert all or a portion of the note into shares of our common stock and prevent prepayment of the note. We also issued a warrant to purchase up to 40,000 shares of our common stock. The warrant is exercisable at $0.25 per share, is exercisable immediately and expires five years from the date of issuance.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table sets forth, as of December 31, 2005, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):


                                                                     PAYMENT DUE BY PERIOD
                                            ----------------------------------------------------------------------------
                                                         LESS THAN ONE                                   MORE THAN 5
CONTRACTUAL OBLIGATIONS                       TOTAL           YEAR        1 - 3 YEARS    3 - 5 YEARS        YEARS
----------------------------------          ------------   -------------  -----------    -------------   ---------------
Long-term debt obligations                    $   1,004       $   1,004    $     --        $     --       $     --
Operating lease obligations                   $     972       $     469    $    503        $     --       $     --
Purchase obligations                          $      --       $      --    $     --        $     --       $     --
                                            ------------   -------------  -----------    -------------   ---------------
Total                                         $   1,976       $   1,473    $    503        $     --       $     --
                                            ============   =============  ===========    =============   ===============


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. We do not believe that we have any material exposure to interest rate risk. We did not experience a material impact from interest rate risk during fiscal 2004.

Currently, we do not have any significant investments in financial instruments for trading or other speculative purposes, or to manage our interest rate exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's Consolidated Financial Statements and notes thereto appear on pages F-3 through F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as a result of material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004. A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Due to the material weaknesses described below, we performed additional analyses and other procedures (as described below) to ensure that our consolidated financial statements included in this Report were prepared in accordance with GAAP. As a result of these procedures we concluded that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this Report on Form 10-K, there were no significant changes in our internal controls or in other factors that have materially affected, or are likely to materially affect, our internal controls.

MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In our Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 17, 2004, following an evaluation by prior management, we reported that our disclosure controls and procedures were not effective in all material respects as of December 31, 2003 and that our disclosure controls and procedures were still not effective in all material respects as of March 31, 2004. Our prior management in connection with our Reports on Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004, respectively conducted evaluations of our disclosure controls and reporting. Based upon the conclusions of our prior management we disclosed in our Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 16, 2004 and our Report on Form 10-Q for the quarter ended November 30, 2004, filed with the SEC on November 15, 2004, that we continued to experience material weaknesses in our disclosure controls and procedures as of June 30 and September 30, 2004, respectively.

In April 2005 our management team decided to cease all ongoing operations, except for operations related to helping our secured creditor, Laurus Master Fund, Ltd. liquidate their collateral. In June 2005 four members of our board of directors resigned, along with the individuals serving as our chief executive officer, chief financial officer, vice president, general counsel and secretary. Following the end of operations in April 2005, we suffered a significant reduction in our staff, including all members of our accounting staff. As a result we have been unable to timely implement our quarter and year end closing procedures and have failed to timely file our periodic reports with the SEC, for the quarters ended March 31, June 30, September 30 and December 31, 2005.

In connection with the preparation of this Report on Form 10-K, our management and board of directors have concluded that that as a result of the cessation of operations in April 2005, the resignation of our executive officers in June 2005 and the significant reduction in staff we have experienced we have been unable maintain effective internal control over financial reporting and have continued to experience the material weaknesses previously identified. Specifically, we did not maintain adequate systems, policies or procedures principally with respect to:

     o    entering transactions into our general and subsidiary ledgers;
     o timely and effective documentation of transactions to be entered into our accounting system;
     o timely reconciliation of general ledger to appropriate underlying subsidiary records; and
     o implementation of an appropriate checks and balances system with respect to documentation and recording of transactions.

     In order to prepare this Report, we have implemented alternative control measures (or Alternative Measures) to ensure that our financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Report. These Alternative Measures include, but are not limited to:

     o repurchase of books, records, accounting software and related equipment from our secured creditor;
     o implementation of a focused and detailed review and cross-checking of prior financial statements by our principal financial officer, outside advisors and our board of directors;
     o extensive research, review, cross-checking and documentation of material transactions by our chief financial officer, with a focus on reporting for revenue recognition, cash transactions and balances, receivables, fixed assets, payroll, inventory, payables and accrued expenses, and payments to affiliates; and
     o utilization of existing financial management software, reports for ledger and sub-ledger details for financial transactions.

Our management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all of our control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION.

None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following persons serve as our directors:

DIRECTORS                                          AGE                    PRESENT POSITION
---------                                          ---                    ----------------

Andy Teng....................................       51    Director and Chairman of the Board
Leo Chen.....................................       43    Director
Samuel J. Furrow, Jr.........................       32    Director

The following persons serve as our executive officers:

EXECUTIVE OFFICERS                                 AGE                    PRESENT POSITION
------------------                                 ---                    ----------------

Andy Teng...................................        51    Chief Executive Officer, Chief Financial Officer and
                                                          Chairman of the Board



Our executive officers are appointed by and serve at the discretion of the Board. There are no family relationships between any director and/or any executive officer.

ANDY TENG. From March 1992 until January 2004, Mr. Teng served chief executive officer and chairman of the board of Directors of McGlen Internet, Inc., which following a merger with Lan Plus Corporation, changed its name to Northgate Innovations, Inc. and ultimately Digital Lifestyles Group, Inc. From January 2004 until August 2005, Mr. Teng worked in the private sector in the consumer electronics industry. Mr. Teng rejoined Digital as its chief executive officer and chairman of the board in August 2005 and was appointed as Digital's chief financial officer on March 14, 2006. Mr. Teng received his Master of Science and Bachelor of Science degrees from Texas A&M University.

LEO CHEN. Mr. Chen joined Digital as a director in August 2005. Mr. Chen has served as President of Protron Digital Corporation, a consumer electronics company, since 2004. Prior to that, Mr. Chen was the chief executive officer of Prosonic Group Corporation, a manufacturer of consumer electronics products, from 2001 through the end of 2003. From 1999 through 2001, Mr. Chen served as the chief executive officer of DAIHWA Electronics Ltd. Mr. Chen received a M.B.A. from Columbia University and a Bachelor of Science degree from Dong Ji University in Shanghai, China.

SAMUEL J. FURROW, JR. From August 1998 until January 2006, Mr. Furrow served in various executive management capacities for Innovo Group, Inc., a publicly traded company focused on the design, development and worldwide marketing of apparel products, ultimately serving as its chief executive officer from July 2002 until January 2006. Mr. Furrow currently serves on the board of directors of Innovo Group, Inc. and chairman of the board of Directors for VTV: Varsity Television, Inc., a television company and network dedicated to teenagers. Mr. Furrow received his Juris Doctorate from Southern Methodist University School of Law and his Bachelor of Science degree in Political Science from Vanderbilt University.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors serve as our audit committee. In this role our board of directors is responsible for providing an independent, objective review of our auditing, accounting and financial reporting process, public reports and disclosures, and system of internal controls regarding financial accounting. We currently do not have a financial expert on our board of directors.

CODE OF ETHICS

We have adopted a code of ethics applicable to our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial and accounting officer. We will provide a copy of the code of ethics to any person, without charge, upon written request delivered to our offices at 727 Brea Canyon Road #6, Walnut, California 91789.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that, other than as described below, during the fiscal year ended December 31, 2004, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act.

Andy Teng was appointed as an officer subject to Section 16(a) on August 10, 2005, and filed a delinquent Form 3 on March 23, 2006. Mr. Teng also filed a delinquent Form 4 on March 23, 2006, to report the grant of stock options in connection with his appointment as our chief executive officer and his receipt of 1,000,000 shares of our common stock in exchange for the extinguishment of all outstanding debt we owed to him.

To the best of the our knowledge, no filings have been made by Schottenfeld Qualified Associates, L.P., regarding its holdings of shares of our common stock and warrants to purchase shares of our common stock.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, as to our chief executive officer and chief financial officer, and as to each of the other four most highly compensated executive officers whose compensation exceeded $100,000 during fiscal 2004 (referred to as the named executive officers), information concerning all compensation paid for services to us in all capacities for each of the three years ended December 31, 2004, as well as for the year ended December 31, 2005.

                                               Annual Compensation                                Long-Term
                                                                                             Compensation Awards
                                                                           Other
                                                                           Annual        Securities    Other Annual
Name and Principal            Fiscal                                    Compensation     Underlying    Compensation
Position                       Year        Salary            Bonus                         Options          ($)
--------------------------    --------    ----------        --------    -------------    -----------   --------------
Andy Teng (1)                  2005       $ 30,000            --             --           3,000,000         --

chief executive officer,       2004                           --             --              --             --

chief financial officer        2003       $112,000            --             --              --         14,084 (2)

and Chairman of the Board      2002       $154,000            --             --              --             --

Kent Savage (3)                2005       $ 53,600            --             --              --             --

chief executive officer        2004       $200,000          $150,000         --           3,624,787         --

                               2003          --               --             --              --             --

                               2002          --               --             --              --             --

Ted Muftick (4)                2005       $ 47,400            --             --              --             --

chief financial officer        2004       $175,000            --             --           1,158,355         --

                               2003          --               --             --              --             --

                               2002          --               --             --              --             --

Richard Shyu (5)               2005          --               --             --              --             --

Vice President, General        2004       $ 31,541            --             --              --             --

Counsel and Secretary          2003       $138,672  (6)       --             --              --         $11,230 (7)

                               2002       $153,000         $  2,000          --              --         $ 7,000 (7)

Bill Wilson (8)                2005       $ 41,900            --             --              --             --

Vice President, General        2004       $150,000            --             --           196,735           --

Counsel and Secretary          2003                           --             --              --             --

                               2002                           --             --              --             --

_______________
(1) Mr. Teng resigned as our chief executive officer in January 2004 and was rehired as our chief executive officer and chairman of the board in August 2005. Mr. Teng was appointed as our chief financial officer on March 14, 2006.




(2) Consists of a down payment and certain loan payments we made on behalf of Mr. Teng for an automobile owned by Mr. Teng.

(3)  Mr. Savage resigned his position as chief executive officer in June 2005.

(4)  Mr. Muftick resigned his position as chief financial officer in June 2005.

(5)  Mr. Shyu resigned his position as president in November 2004.

(6)  Includes $26,672 in forgiveness of debt owed to us by Mr. Shyu.

(7) Consists of payments that we made on a loan for an automobile owned by us and used by Mr. Shyu.

(8) Mr. Wilson resigned his position as vice president, general counsel and secretary in June 2005.



The following table shows for the fiscal year ended December 31, 2004, certain information regarding options granted to, exercised by, and held at year-end by the named executive officers:

                                        OPTION GRANTS IN LAST FISCAL YEAR

                                                Individual Grants

                                                Percent of
                                                   Total
                               Number of          Options
                               Securities        Granted To       Exercise
                               Underlying        Employees        For Base
                                Options          in Fiscal          Price         Expiration         Grant Date Potential
Name                           Granted (#)         year (1)         ($/sh)            Date          Realizable Value ($)(2)
-------------------------    ---------------    -------------    ------------    --------------    -------------------------
Andy Teng                    3,000,000 (3)          92%             $0.20          8/10/08              $0.00/$0.00
Kent Savage                  3,309,587 (4)          50%             $1.01          01/15/11         $1,361,000/$3,171,000
                               315,200 (4)           4%             $0.59          04/05/11         $1,074,000/$2,239,000
Ted Muftick                  1,158,355 (4)          17%             $0.60          03/23/11          $579,000/$1,640,000
Bill Wilson                    196,735 (4)           2%             $1.02          03/23/11              $0.00/$0.00
                                16,735 (4)          --%             $0.59          04/05/11             $5,000/$11,000

_______________

(1) Options to purchase an aggregate of 3,255,000 and 6,674,000 shares were granted to employees in fiscal year 2005 and 2004, respectively.

(2) The potential realizable value is calculated based on the term of the option at its time of grant compounded annually at both at 5% and a 10% compounded growth rate. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders. These amounts are calculated pursuant to applicable requirements of the Commission and do not represent a forecast of the future appreciation of our common stock.

(3) These options vest 8.333% on the first monthly anniversary of the grant date and 8.333% on each monthly anniversary thereafter.

(4) These options vested 4.167% on the first monthly anniversary of the date of grant and 4.167% on each monthly anniversary thereafter. These options were forfeited in 2005 upon termination of this executive officer's employment with us.


                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR, AND FISCAL YEAR END OPTION VALUES

The following table shows (i) the number of shares acquired and value realized from option exercises by each of the named executive officers during the fiscal year ended December 31, 2005 and 2004, and (ii) the number and value of the unexercised options held by each of the named executive officers on December 31, 2005 and 2004:

                                                             NUMBER OF SECURITIES
                                                             UNDERLYING OPTIONS AT             VALUE OF UNEXERCISED
                                                              FISCAL YEAR-END (#)              IN-THE-MONEY OPTIONS
                                                                                            AT FISCAL YEAR-END ($) (1)
                                                         ------------------------------    -----------------------------
NAME                       SHARES           VALUE        EXERCISABLE      UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
                         ACQUIRED ON      REALIZED
                        EXERCISE (#)         ($)
--------------------    --------------   ------------    -------------    -------------    ------------    -------------
Andy Teng (2005)             --              --            999,960         2,000,040        $239,990         $480.009

Kent Savage (2004)           --              --          1,772,994 (2)     1,851,793 (2)          --               --

Ted Muftick (2004)           --              --            434.383 (2)       723,972 (2)          --               --

Bill Wilson (2004)           --              --             73.776 (2)       122,959 (2)          --               --

--------------
(1) The value of unexercised in-the-money options at fiscal year is calculated based on a closing price per share of $0.44 for our common stock on December 30, 2005, as reported by the Pink Sheets, LLC, less the per share exercise price multiplied by the number of shares issuable upon exercise of the option.

(2) All options granted to Messrs. Savage, Muftick and Wilson during fiscal 2004 were forfeited upon termination of their employment in June 2005 and as a result were not exercisable on December 31, 2005. The numbers for these individuals in the above table represent options as of December 31, 2004.



EMPLOYMENT AGREEMENTS

In August 2005, we entered into an employment agreement with Andy Teng pursuant to which we retained Mr. Teng as our chief executive officer and chairman of the board at a salary of $72,000 per year. Additionally, Mr. Teng is entitled to receive $1,000 per month as an expense allowance.

Under his employment agreement, we granted Mr. Teng stock options to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.20 per share, vesting over a one year period. Additionally, if Mr. Teng remains an employee with us six months after the date of his employment agreement, we will grant Mr. Teng stock options to purchase 100,000 shares of our common stock beginning in the seventh month of employment and each of the five months thereafter, for options to purchase a total 600,000 shares of our common stock.

We agreed to appoint Mr. Teng to as chairman of our board of directors. Additionally, we have granted Mr. Teng the right to appoint one additional member of our board of directors.

Mr. Teng was appointed as our chief financial officer on March 14, 2006.

DIRECTORS' COMPENSATION.

On April 22, 2004 we compensated each of our non-employee directors, for services provided in fiscal 2004, through the grant of an option to purchase up to 50,000 shares of our common stock with an exercise price of $0.64 per share, which was a premium to the closing price of our common stock of $0.55 on April 21, 2004. These options were immediately exercisable and had a term of 10 years. In June 2005, the following non-employee directors resigned from our board of directors: Troy Carter, Marc Crossman, and Suhail Rizvi. Upon their resignation, these options were forfeited. For fiscal 2005, our non-employee directors received no compensation for their services as a member of our board of directors. After we complete the process of filing our delinquent periodic reports with the SEC and completion of the merger with Protron, our board of directors may meet to discuss future compensation arrangements for past and prospective service.

INTERLOCKS AND INSIDER PARTICIPATION.

On March 8, 2006, we entered into a definitive merger agreement with Protron, Leo Chen, and our wholly owned subsidiary, Protron Acquisition, Inc., a Delaware corporation, pursuant to which Protron Acquisition, Inc. will be merged with and into Protron, with Protron continuing as the surviving entity as our wholly owned subsidiary. At the effective time of the merger, we will issue 74,353,942 shares of our common stock to the stockholders of Protron, representing 70% of our issued and outstanding shares. Upon the closing of the merger, the stockholders of Protron will acquire voting control of us. Leo Chen, a member of our board of directors, is a principal stockholder of Protron and serves both as an executive officer of Protron and as a member of its board of directors. The terms of the merger agreement have been unanimously approved by our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2004. For a description of these plans, please see Note 10, STOCKHOLDERS' EQUITY, to our consolidated financial statements provided under Part II, Item 8 of this Report.

                                  Number of Securities To
                                  Be Issued Upon Exercise     Weighted Average Exercise        Number of Securities
                                  Of Outstanding Options,        Price of Outstanding          Remaining Available
Plan category                       Warrants And Rights         Options, Warrants and         For Future Issuance
                                                                        Rights
------------------------------------------------------------- ----------------------------------------------------------
                                       December 31,                 December 31,                 December 31,
                                     2004          2005           2004           2005          2004           2005
                                 ---------------------------- -------------- --------------  ------------ --------------
Equity compensation plans         3,447,413     3,267,00         $0.79          $0.22       1,432,210       232,500
approved by securities holders

Equity compensation plans not      3,309,587        --            $1.01           --            --             --
approved by securities holders

Total                              6,757,000     3,267,500        $0.90          $0.22       1,432,210       232,500


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of March 31, 2006, concerning beneficial ownership of shares of our common stock held by (1) each person or entity known by us to own beneficially more than five percent of our outstanding common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all of our current directors and executive officers as a group. This information as to beneficial ownership has been furnished by our respective stockholders, directors and executive officers and, unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the date as of which this information is provided, and not subject to repurchase as of that date, are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Percentages are calculated based on 32,865,975 shares outstanding as of March 31, 2006. The address for the officers and directors is our corporate office located at 727 Brea Canyon Road #6, Walnut, California 91789.


                                                                                Beneficial Ownership(1)
                                                                        ----------------------------------------

                                                                        Number of Shares           Percent of
Beneficial Owner                                                               (#)                 Total (%)
----------------------------------------------------------------------  ------------------       ---------------
Andy Teng
chief executive officer, chief financial officer and Chairman of the
Board                                                                           5,599,000 (2)        17.0%

Leo Chen
Director                                                                               --              *

Samuel J. Furrow, Jr.
Director                                                                        3,178,411 (3)         9.4%

Kent A. Savage
54 St. Stephens School Road
Austin, TX 78746                                                                3,631,532 (4)        11.4%

Marc B. Crossman
5804 E. Slauson Avenue
Commerce, CA 90040                                                              3,128,411 (5)         9.4%

Suhail Rizvi
177 Broad Street, 12th Floor
Stamford, CT 06901                                                              2,193,433 (6)         7.0%

J&M Interests, LLC
5804 E. Slauson Avenue
Commerce, CA 90040                                                              3,128,411 (5)         9.4%

Lan Plus, Inc. Employee Stock Ownership Plan
801 S. Sentous Street
City of Industry, CA 91748                                                      4,253,567 (7)        13.4%

John J. Gorman IV
5404 Mary Anna
Austin, TX 78746                                                                3,368,496 (8)        10.6%

Richard Shyu
1162 Paloma Drive
Arcadia, CA 91007                                                               1,922,589 (9)         6.0%

Schottenfeld Qualified Associates, L.P.
800 3rd Avenue #10
New York, NY 10022                                                              3,251,445 (10)       10.2%






Laurus Master Fund, Ltd.
c/o M&C Corporate Services Limited
P.O. Box 309 GT
Ugland House
South Church Street
George Town, Grand Cayman, Cayman Islands                                       7,564,103 (11)        23%

All directors and executive officers as a group (three persons)                 8,777,411            26.7%

*        Indicates less than one percent.

--------------
(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G and Forms 3 and 4 filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 32,865,975 shares of common stock outstanding on March 31, 2006, adjusted as required by rules promulgated by the Commission.

(2) Includes (i) 1,208,000 shares held for Mr. Teng's personal account, (ii) up to 2,641,000 shares of unallocated common stock held by the Lan Plus, Inc. Employee Stock Ownership Plan (the "ESOP") on which Mr. Teng has the right to foreclose pursuant to a note issued by the ESOP to Mr. Teng. J&M Interests has the right to purchase two-thirds of any shares currently held by the ESOP on which Mr. Teng forecloses, and (iii) 1,750,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held by Mr. Teng.

(3) Includes (i) 2,250,000 shares issuable upon the exercise of currently exercisable warrants held by J&M Interests, LLC (Mr. Crossman and Mr. Furrow are the managing members of J&M Interests), (ii) 878,411 shares held directly by J&M Interests, and (iii) 50,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held by Mr. Furrow.

(4) Includes (i) 26,000 shares held directly by Mr. Savage, (ii) 2,088,192 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held by Mr. Savage, (iii) 1,011,560 shares held by Savage Interests, L.P., and (iv) 505,780 shares issuable upon the exercise of currently exercisable warrants held by Savage Interests, L.P. Mr. Savage is the general partner of Savage Interests, L.P.

(5) Includes (i) 2,250,000 shares issuable upon the exercise of currently exercisable warrants held by J&M Interests, and (ii) 878,411 shares held directly by J&M Interests. Mr. Crossman and Mr. Furrow, the managing members of J&M Interests, have the power to vote and dispose of such securities.

(6) Includes (i) 1,318,144 shares held directly by Rizvi-DC LLC (Mr. Rizvi serves as the managing member of Rizvi-DC), (ii) 433,526 shares held by R-2 Group Holdings, LLC (Mr. Rizvi serves as the managing member of R-2 Group Holdings), and (iii) 441,763 shares issuable upon the exercise of currently exercisable warrants held by R-2 Group Holdings.

(7) Alan Weissman, the trustee of the Lan Plus, Inc. Employee Stock Ownership Plan, has the power to vote and dispose of such securities.

(8) Includes (i) 21,053 shares held directly by Mr. Gorman, (ii) 902,357 shares issuable upon the exercise of currently exercisable warrants held by Mr. Gorman, (iii) 42,106 shares held by two trusts benefiting Mr. Gorman's children, for which Mr. Gorman's spouse is the trustee, (iv) 1,402,980 shares issuable upon the exercise of currently exercisable warrants held by two trusts benefiting Mr. Gorman's children (Mr. Gorman's spouse is the trustee of the trusts) and (v) 1,000,000 shares issuable upon the exercise of currently exercisable warrants held by Westech Capital Corporation (Mr. Gorman is chairman and chief executive officer of Westech).

(9)  All shares are held for Mr. Shyu's personal account.

(10) Includes (i) 2,167,630 shares held directly by Schottenfeld Qualified Associates, L.P. and (ii) 1,083,815 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) warrants held by Schottenfeld Qualified Associates, L.P. To the best of our knowledge, no filings have been made by Schottenfeld Qualified Associates, L.P. regarding its holdings of shares of our stock.




(11) Includes (i) 2,692,308 shares issuable upon the exercise of currently exercisable warrants held by Laurus Master Fund, Ltd. and (ii) and 4,871,795 shares issuable upon the conversion of currently convertible promissory notes issued by us in favor of Laurus Master Fund, Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2003, we received advances of approximately $3,306,000 from Mr. Teng. We repaid approximately $2,306,000 of these advances during 2003. During January 2004, we recorded an additional $500,000 in repayments to Mr. Teng. Mr. Teng returned the $500,000 on February 2, 2004. The advances from Mr. Teng recorded by us and the payments to Mr. Teng on the recorded advances, were not approved by our board of directors. In 2004, we received a demand from Mr. Teng, for repayment of $1,210,000 in advances, including $210,000 discussed below. In April 2004, Mr. Teng filed suit to collect this amount. We paid interest on the outstanding advances during the year at 3.5%. Total interest expense related to these advances was approximately $0 and $18,000 for 2004 and 2003, respectively. In September 2005, we issued Mr. Teng 1,000,000 shares of our common stock in exchange for the extinguishment of all amounts owed by us to Mr. Teng and a general release of any and all claims held by him in connection with these debts.

On September 14, 2004, we completed a private placement of shares of our common stock (see Note 10, STOCKHOLDERS' EQUITY, to our consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K). Three of the investors in the private placement were at the time of the private placement officers, directors, or entities affiliated with our officers or directors: (i) Theodore B. Muftick, our former chief financial officer, purchased 722,543 shares of common stock and warrants to purchase 361,271 shares of common stock; (ii) Savage Interests, L.P., an entity affiliated with Kent A. Savage, our former chief executive officer and former chairman of the our board of directors, which purchased 1,011,560 shares of common stock and warrants to purchase 505,780 shares of common stock; and (iii) R-2 Group Holdings, LLC, an entity affiliated with Suhail Rizvi, a former non-employee director of Digital, which purchased 433,526 shares of common stock and warrants to purchase 216,763 shares of common stock.

On March 8, 2006, we entered into a definitive merger agreement with Protron, Leo Chen, Alex Chung and our wholly owned subsidiary, Protron Acquisition, Inc., a Delaware corporation, pursuant to which Protron Acquisition, Inc. will be merged with and into Protron, with Protron continuing as our wholly owned subsidiary. At the effective time of the merger, we will issue 74,353,942 shares of our common stock to the stockholders of Protron, representing 70% of our issued and outstanding shares. Upon the closing of the merger, the stockholders of Protron will acquire voting control of us. The consummation of the merger is subject to customary closing conditions, including, among others: (i) the approval of the merger agreement and the merger by our stockholders; (ii) our having filed all reports required to be filed pursuant to the Exchange Act;
(iii) receipt of all applicable regulatory approvals; (iv) the absence of any government action prohibiting consummation of the merger; and (v) neither we nor Protron having suffered any material adverse effect. The terms of the merger agreement require that all conditions to closing be satisfied and the merger completed by December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us for fiscal 2005 and 2004 by Corbin & Company LLP:

                                              Year Ended December 31                    Percentage of Services
                                   ----------------------------------------------  ----------------------------------
                                           2005                    2004                  2005              2004
---------------------------------  ----------------------  ----------------------  ----------------  ------------------
Audit fees                                $84,765                $169,480                100%              84%
Audit-related fees                          --                    $17,165                 --                8%
Tax fees                                    --                    $16,130                 --                8%
All other fees                              --                      --                    --                --
                                   ----------------------  ----------------------  ----------------  ------------------
Total fees                                $84,765                $202,775                100%              100%
                                   ======================  ======================  ====================================


                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.


     (a) (1) FINANCIAL STATEMENTS - See Index to Consolidated Financial Statements of this Annual Report on Form 10-K.

          (2) FINANCIAL STATEMENT SCHEDULES - All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

          (3) EXHIBITS - See Exhibit Index on page 35 of this Annual Report on Form 10-K.

EXHIBIT INDEX

EXHIBIT NO. DESCRIPTION

3.1         Restated Certificate of Incorporation of Registrant. +

3.2         Amended and Restated Bylaws of Registrant (1)

4.1         Specimen Certificate for Common Stock (1)

4.2         Registration Rights Agreement by and among Registrant, Glenbrook Group, LLC and J&M Interests, LLC, dated December 9, 2003 (2)

4.3         Convertible Promissory Note, dated April 1, 2005, issued by Registrant in favor of Alloy Marketing and Promotions, LLC. (9)

4.4 Form of Convertible Promissory Note, issued by Registrant in favor of certain accredited investors in September and October 2005. (3)

4.5         Form of Common Stock Purchase Warrant, issued by Registrant in favor of certain accredited investors in September and October 2005. (3)

4.6 Form of Registration Rights Agreement entered into by Registrant and certain accredited investors in September and October 2005. (3)

4.7 Form of Registration Rights Agreement, dated December 8, 2005, by and between Registrant and Laurus Master Funds, Ltd.(6)

4.8         Common Stock Purchase Warrant issued by Registrant to J&M Interests,
            LLC.(1)

4.9         Registration Rights Agreement, dated as of September 9, 2004, by and among the Registrant, Westech Capital Corporation as designee of Tejas Securities
            Group, Inc. and certain investors of Registrant (4).

4.10        Warrant, dated as of September 9, 2004, issued by Registrant to Westech
            Capital Corporation.(4)

4.11        Secured Revolving Note, dated as of November 29, 2004, issued by Registrant to Laurus Master Fund, Ltd. +

4.12        Secured Convertible Minimum Borrowing Note, dated as of November 29, 2004, issued by Registrant to Laurus Master Fund, Ltd. +

4.13        Warrant, dated as of November 29, 2004, issued by Registrant to Laurus
            Master Fund, Ltd. +

10.1        Summary of Board of Directors Compensation. +

10.2        Summary of Executive Officers' Compensation. +

10.3        Employment Agreement, dated August 10, 2005, by and between Registrant and Andy Teng (5)

10.4        Stock Option Agreement dated August 10, 2005, by and between Registrant and Andy Teng. (5)

10.6        Letter  Agreement, dated December 8, 2005, by and between Laurus Master Fund, Ltd. and
            Registrant. (6)

10.6        Letter Agreement, dated February 15, 2006, by and between Laurus Master Fund, Ltd. and
            Registrant. (8)

10.7        Merger Agreement, dated March 8, 2006, by and among Registrant, Protron Acquisition, Inc.,
            Protron Digital Corporation, Leo Chen and Alex Chung. (8)

10.8        Security Agreement, dated as of November 29, 2004, by and among Registrant, Laurus Master
            Fund, Ltd., and certain subsidiaries of Registrant +




10.9        Stock Pledge  Agreement, dated as of November 29, 2004, by and among Registrant and Laurus
            Master Fund, Ltd. +

10.10       Subsidiary Guaranty, dated as of November 29, 2004, by certain subsidiaries of Registrant in favor of Laurus Master Fund, Ltd +

21.1        List of subsidiaries of Digital. +

23.1        Consent of Independent Registered Public Accounting Firm. +

24.1        Powers of Attorney. +

31.1        Certification of Andy Teng, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. +

31.2        Certification of Andy Teng, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. +

32.1        Certification of Andy Teng, Principal Executive Officer and Principal Financial Officer,
            pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002. +

+           Filed herewith.

(1)         Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

(2)         Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and
            Exchange Commission on December 24, 2003.

(3)         Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2005.

(4)         Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2004.

(5)         Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2005.

(6)         Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2005.

(7)         Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2006.

(8)         Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2006.

(9)         Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2005.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGITAL LIFESTYLES GROUP, INC.



Dated: April 6, 2006
                                   /s/ Andy Teng
                                   ---------------------------------------------
                                   Andy Teng
                                   Chief Executive Officer, Chief
                                   Financial Officer and Chairman of the Board

                                POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Andy Teng, as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


                    Name                                         Position                               Date
---------------------------------------------    ------------------------------------------    -----------------------

                                                 Chief Executive Officer, Chief Financial
                                                 Officer and Chairman of the Board
                                                 (Principal Executive Officer and              April 6, 2006
                                                 Principal Financial and Accounting
/s/ Andy Teng                                    Officer)
---------------------------------------------
Andy Teng


/s/ Leo Chen                                     Director                                      April 6, 2006
---------------------------------------------
Leo Chen


/s/ Samuel J. Furrow, Jr.                        Director                                      April 6, 2006
---------------------------------------------
Samuel J. Furrow, Jr.



                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              Pages

Report of Independent Registered Public Accounting Firm.........................................................F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003....................................................F-3

Consolidated Financial Statements for the years ended
December 31, 2004, 2003 and 2002:

Consolidated Statements of Operations...........................................................................F-4

Consolidated Statements of Stockholders' Equity (Deficit).......................................................F-5

Consolidated Statements of Cash Flows...........................................................................F-6

Notes to Consolidated Financial Statements..............................................................F-7 to F-31


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Digital Lifestyles Group, Inc. and subsidiaries
Walnut, California

We have audited the accompanying consolidated balance sheets of Digital Lifestyles Group, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in
Note 1 to the consolidated financial statements, the Company has recurring losses and has negative cash flow from operations for each of the last three fiscal years and has ceased operations subsequent to December 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Corbin & Company LLP


Irvine, California
March 23, 2006


                                                    DIGITAL LIFESTYLES GROUP, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS                                                                                   DECEMBER 31,
                                                                          -------------------------------------------

                                                                                 2004                   2003
                                                                          --------------------   --------------------
Current assets:

   Cash and cash equivalents                                                      $      466             $      464
   Accounts receivable, net of allowance for doubtful accounts
     of $1,584 and $911 in 2004 and 2003, respectively                                 4,087                  6,597
   Inventories                                                                         2,201                  3,480
   Prepaid expenses and other current assets                                             218                    573
                                                                          --------------------   --------------------
      Total current assets                                                             6,972                 11,114

Equipment, net                                                                         2,044                    709
Goodwill                                                                                   -                  3,492
Other assets                                                                              98                     82
                                                                          --------------------   --------------------
      Total assets                                                               $     9,114            $    15,397
                                                                          ====================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                              $     7,398            $     5,710
   Accrued expenses                                                                      871                    328
   Accrued royalties                                                                      31                  1,431
   Convertible notes payable, net of debt discount                                     1,576                    100
   Dividends payable                                                                       -                    186
   Advances from ESOP                                                                      -                    210
   Line of credit                                                                        331                      -
   Notes payable - current portion                                                     1,319                     16
                                                                          --------------------   --------------------
      Total current liabilities                                                       11,526                  7,981

Note payable, net of current portion                                                       -                  1,355
Note payable to related party                                                          1,004                  1,000
Derivative and warrant liabilities                                                     4,788                      -
                                                                          --------------------   --------------------
                                                                                      17,318                 10,336
                                                                          --------------------   --------------------

Commitments and contingencies
Stockholders' equity (deficit):
   Preferred stock, $0.01 par value; 5,000 shares authorized,
   0 and 1,350 shares issued and outstanding in 2004 and 2003,
   respectively liquidation preference of $0 and $1,350, respectively                      -                     14
   Common stock, $0.03 par value; 50,000 shares authorized, 37,648 and 18,943 shares issued and outstanding in 2004 and 2003,
   respectively                                                                        1,130                    568
   Additional paid-in capital                                                         14,204                 14,572
   Accumulated deficit                                                               (17,331)                (3,530)
                                                                          --------------------   --------------------
                                                                                      (1,997)                11,624
   Less: unearned ESOP shares                                                         (6,207)                (6,563)
                                                                          --------------------   --------------------
      Total stockholders' equity (deficit)                                            (8,204)                 5,061
                                                                          --------------------   --------------------

      Total liabilities and stockholders' equity (deficit)                       $     9,114           $     15,397
                                                                          ====================   ====================


                                                    DIGITAL LIFESTYLES GROUP, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                             YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------------
                                                                  2004               2003                 2002
                                                             ---------------    ----------------    ------------------

Net sales                                                        $  48,368          $   77,046           $    65,176
Cost of sales                                                       45,721              72,790                58,650
                                                             ---------------    ----------------    ------------------
      Gross profit                                                   2,647               4,256                 6,526

Operating expenses
   Selling and marketing                                             2,055               1,783                 1,355
   Research and development                                            409                   -                     -
   General and administrative (including impairment
      loss on good will of $3,492, $590 and $0,
      respectively)                                                 15,000               6,941                 6,677
                                                             ---------------    ----------------    ------------------

                                                                    17,464               8,724                 8,032
                                                             ---------------    ----------------    ------------------

Operating loss                                                     (14,817)             (4,468)               (1,506)
                                                             ---------------    ----------------    ------------------

Other income (expense)
   Interest expense                                                 (1,152)               (598)                 (636)
   Change in fair value of derivative and
      warrant liabilities                                              407                    -                     -
   Interest income                                                      18                  19                    118
   Other income, net                                                 1,451                 249                   250
                                                             ---------------    ----------------    ------------------
        Total other income (expense)                                   724                (330)                 (268)
                                                             ---------------    ----------------    ------------------

Loss before (benefit) provision for income taxes                   (14,093)             (4,798)               (1,774)

(Benefit) provision for income taxes                                  (107)                (79)                  489
                                                             ---------------    ----------------    ------------------

Net loss                                                        $  (13,986)         $   (4,719)          $    (2,263)
                                                             ===============    ================    ==================

Basic and diluted net loss per share                             $   (0.57)         $    (0.31)          $     (0.16)
                                                             ===============    ================    ==================

Shares used in computing basic and diluted net loss per         24,658,000          15,184,000            13,928,000
   share                                                     ===============    ================    ==================



                                                    DIGITAL LIFESTYLES GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                         Accumulated                         Total

                                                           Additional      Other      Unearned           Stockholders' Comprehensive

            Preferred Stock           Common Stock         Paid-in      Comprehensive   ESOP     Retained    Equity        Income
          -------------------      -----------------
            Shares       Amount     Shares      Amount      Capital        Loss        Shares    Earnings   (Deficit)      (Loss)
          ----------   ----------  --------    --------   ----------     -----------   -------   --------   ---------     ----------
Balance at
January 1,
 2002       1,350       $  14       9,854      $ 296       $  271        $  (496)   $ (6,775)    $ 3,452    $ (3,238)

Unrealized gain on
marketable securities       -           -          -            -            489           -           -         489       $   489
Shares issued in
recapitalization            -           -      5,079          152          3,884           -           -           -         4,036
Shares issued to
 consultant                 -           -         10            -             10           -           -           -            10
Adjustment to prior
 year's decrease in
 value of released
 ESOP shares                -           -          -            -           (212)        212           -           -             -
Net loss                    -           -          -            -              -           -      (2,263)      (2,263)      (2,263)
                      --------    --------   --------     ---------    ----------   ---------   ----------    ---------   ----------
Comprehensive loss                                                                                                         $ (1,774)
                                                                                                                           =========
Balance at
 December 31,
 2002       1,350         14       14,943        448        3,953             (7)    (6,563)       1,189       (966)

Change in unrealized
 gain on marketable
 securities                -            -          -            -              7          -            -          7        $      7
Release of guarantee
 of ESOP loan payable      -            -          -            -          9,114          -            -      9,114               -
Sale of common shares      -            -       4,000         120            880          -            -      1,000               -
Stock-based compensation-
  warrants issued to new
  investor group           -            -          -            -            625          -            -        625               -
Net loss                   -            -          -            -              -          -       (4,719)    (4,719)         (4,719)
                      --------    --------   --------     ---------    ----------   ---------   ----------    ---------   ----------
Comprehensive loss                                                                                                         $ (4,712)
                                                                                                                           =========
Balance at
 December 31,
 2003                   1,350          14      18,943         568         14,572          -       (6,563)    (3,530)           5,061

Stock based
  compensation              -           -           -           -             78          -            -          -               78
Conversion of
preferred stock        (1,350)        (14)      4,254         128           (114)         -            -          -               -
Sale of common stock        -           -      14,451         434          4,180          -            -          -            4,614
Reclassification of
 warrants to liabilities    -           -           -           -         (4,172)         -            -          -          (4,172)
Reversal of accrued
  dividends payable         -           -           -           -              -          -            -        185             185
Release of ESOP
 shares due to
  DOL audit                 -           -           -           -              -          -          356          -             356
Decrease in value
 of released ESOP
 shares                     -           -           -           -           (340)         -            -          -            (340)
Net loss                    -           -           -           -              -          -      (13,986)   (13,986)       $(13,986)
                      --------    --------   --------     ---------    ----------   ---------   ----------  ---------     ----------
Comprehensive loss                                                                                                         $(13,986)
                                                                                                                           =========
 Balance at
   December 31, 2004        -     $    -      37,648       $  1,130     $ 14,204     $    -      $(6,207)  $(17,331)       $ (8,204)



                                                    DIGITAL LIFESTYLES GROUP, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (IN THOUSANDS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------------------
                                                                                 2004              2003              2002
                                                                             --------------    -------------    ---------------
 Cash flows from operating activities
                                                                             --------------    -------------    ---------------
Net loss                                                                        $ (13,986)       $ (4,719)          $  (2,263)
                                                                             --------------    -------------    ---------------
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   377              331                282
      Impairment loss on goodwill                                                   3,492              590                  -
      Change in fair value of derivative and warrant liabilities                     (407)                -                  -
      Realized and permanent (gains) losses on marketable securities                    -             (285)               928
      Gain on debt securities                                                           -                -                (50)
      Stock and stock rights issued for services                                       78              625                 10
      Provision for losses on accounts receivable                                     673              631                 30
      Non-cash ESOP contribution                                                       16                -                  -
      Gain on sale of fixed assets                                                      -               (5)                 -
      Deferred taxes                                                                    -                -                858
      Changes in operating assets and liabilities, net of acquisition:
         Accounts receivable                                                        1,837           (4,330)             6,782
         Inventories                                                                1,279             (302)              1,114
         Prepaid expenses and other current assets                                    355              (13)              (350)
         Other assets                                                                 (16)              (6)               (46)
         Accounts payable                                                           1,688            1,723             (6,633)
         Accrued expenses                                                             543             (112)              (910)
         Income taxes payable                                                           -                -               (388)
         ESOP interest payable                                                          -              405                468
         Advances to McGlen                                                             -                -               (307)
         Accrued royalties                                                         (1,400)               4             (3,572)
                                                                             --------------    -------------    ---------------
   Net cash used in operating activities                                           (5,471)          (5,463)            (4,047)
                                                                             --------------    -------------    ---------------

Cash flows from investing activities:
   Proceeds from the sale of fixed assets                                               -               33                  -
   Purchase of investment                                                               -                -               (200)
   Sale of investment                                                                   -                -                200
   Purchases of equipment and software development costs                           (1,677)            (168)              (337)
   Proceeds from sale of securities and redemption of certificates of
      deposit                                                                           -            1,798               3,231
   Purchases of securities and  of certificates of deposit                              -                -             (4,110)
   Acquisition of McGlen, net of cash                                                   -                -                108
                                                                             --------------    -------------    ---------------

   Net cash (used in) provided by investing activities                             (1,677)           1,663             (1,108)
                                                                             --------------    -------------    ---------------

Cash flows from financing activities:
   Net proceeds (repayments) under line of credit                                     331                -                (40)
   Proceeds from convertible note payable, net of issuance costs                    2,464               71                  -
   Borrowings from related party                                                      504            3,306                  -
   Repayment on borrowings from related party                                       (500)           (2,306)                 -
   Repayment on ESOP advances                                                        (210)               -                  -
   Advances from ESOP                                                                   -               210                 -
   Sale of common stock, net of issuance costs                                      4,614             1,000                 -
   Payments on note payable                                                           (53)                                  -
                                                                             --------------    -------------    ---------------

   Net cash provided by (used in) financing activities                              7,150            2,281                (40)
                                                                             --------------    -------------    ---------------

Net change in cash and cash equivalents                                                 2           (1,519)            (5,195)

Cash and cash equivalents, beginning of year                                          464            1,983              7,178
                                                                             --------------    -------------    ---------------

Cash and cash equivalents, end of year                                            $   466          $   464          $   1,983
                                                                             ==============    =============    ===============


                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Digital Lifestyles Group, Inc. ("Digital" "we," "our," "us," or the "Company") (formerly Northgate Innovation, Inc. or "Northgate") and Digital's wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

In December 2003, an investor group acquired a majority of our outstanding common stock and in early 2004 this investor group brought in a new management team and implemented a new business strategy. As part of this new business strategy, in June 2004, we changed our name from Northgate Innovations, Inc. to Digital Lifestyles Group, Inc. Beginning in late 2004, we deemphasized the sale of our old Northgate(R) brand products to focus our resources on the development, marketing and sale of our new hip-e(TM) brand product line, which was designed and targeted to the teen market.

In April 2005, we received notice from Microsoft Corporation ("Microsoft") that it had terminated our license to use its proprietary Windows(R) operating system (see Note 2), due to our failure to make required royalty payments. Due to the loss of the license, we were unable to ship our products, the majority of which use Microsoft's proprietary Windows(R) operating system and as a result we were unable to fulfill any orders for our hip-e(TM) brand desktop computers.

As we lacked sufficient funds required to renew our license with Microsoft and were unable to distribute or sell our products, our management team decided to cease all ongoing operations, except for operations related to helping our secured creditor, Laurus Master Fund, Ltd. ("Laurus"), liquidate their collateral (see Notes 7 and 16).

As of December 31, 2005, we have no business operations other than to assist our secured creditor, Laurus, liquidate its collateral. Currently, we have $0.1 million of cash, $1.9 million of secured debt and approximately $7.6 million in unsecured debt, virtually all of which is past due. During the fiscal year ending December 31, 2006, we expect to incur costs of approximately $800,000 primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing the Company current in its SEC filings, and insurance.

We currently have capital resources sufficient to meet our operating and capital needs for approximately the next three months. However, as we have no current sales or other sources of revenue, we depend upon our ability to arrange for additional debt or equity financing to meet our liquidity requirements. Due to our insolvency stemming from our lack of operations, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all.

Since August 2005, our principal business purpose has been to identify and consummate a business combination (either by merger or acquisition) with a private entity. On September 9, 2005, we executed a non-binding letter of intent to enter into a merger agreement with Protron Digital Corporation ("Protron"), a consumer electronics company focused on the manufacture and sale of home entertainment systems. Protron is a privately held company, of which one of its principal owners is Leo Chen, a member of our board of directors.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On March 8, 2006, the Company, Protron, Protron Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Leo Chen and Alex Chung entered into a definitive Merger Agreement (the "Merger Agreement"), pursuant to which Protron Acquisition, Inc. will be merged with and into Protron, with Protron continuing as a wholly owned subsidiary of the Company (the "Merger"). At the effective time of the Merger, the Company will issue 74,353,942 shares of its common stock to the stockholders of Protron, representing 70% of the issued and outstanding shares of the Company. Upon the closing of the Merger, the stockholders of Protron will acquire voting control of the Company. The consummation of the Merger is subject to customary closing conditions, including, among others: (i) the approval of the Merger Agreement and the Merger by our stockholders; (ii) the Company having filed all reports required to be filed pursuant to the Securities Exchange Act of 1934, as amended; (iii) receipt of all applicable regulatory approvals; (iv) the absence of any government action prohibiting consummation of the Merger; and (v) neither the Company nor Protron having suffered any material adverse effect. The terms of the Merger Agreement require that all conditions to closing be satisfied and the Merger completed by December 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amount of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates including but not limited to, those related to (i) the allowance for doubtful accounts receivable, (ii) realizability of inventories,
(iii) sales allowances, (iv) useful life or impairment of long-lived assets, and
(v) deferred tax asset valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences may be material to the consolidated financial statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit and all highly liquid investments with original maturities at the date of purchase less than three months. Cash equivalents consist primarily of cash deposited in money market accounts. While our cash and cash equivalents are on deposit with high quality financial institutions, at times deposits may exceed federally insured limits. We have not experienced any losses in such accounts.

MARKETABLE SECURITIES

We account for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires us to classify and account for investments in equity securities that have readily determinable fair values and all debt securities as follows: (1) debt securities that we have the intent and the ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

In 2003, we sold all of our marketable securities, generating a realized gain of $285,000. In 2004 we held no marketable securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of certain of our financial instruments, consisting primarily of cash equivalents, receivables, accounts payable and accrued expenses, line of credit, notes payable and related-party notes payable approximates fair value due to the short-term nature of these agreements. The fair value of the convertible notes payable is not determinable because equivalent instruments are difficult to locate and the note is in default.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using average cost. Inventory costs include raw materials, labor and overhead. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable value, which establishes a new cost basis for the related inventory items.

From time to time we maintained at our facilities consigned inventory that remained the property of the vendors supplying the inventory ("consigned inventory") until such time as we elected to use the inventory. At the time that we elected to use the consigned inventory, the cost of such inventory was reflected in our inventory accounts and a corresponding account payable to the vendor was recorded.

As a result of our shut down of operations in 2005 (see Note 1), we wrote down inventory balances to the amounts ultimately realized upon their liquidation, resulting in a charge to operations of approximately $1,800,000 in 2005. We have no inventory as of December 31, 2005.

EQUIPMENT

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

As a result of our shut down of operations in 2005 (see Note 1), we wrote down equipment balances to the amounts ultimately realized upon their liquidation, resulting in a charge to operations of approximately $200,000 in 2005. We have no equipment as of December 31, 2005.

SOFTWARE DEVELOPMENT COSTS

In 2002, we accounted for costs incurred to develop internal-use computer software in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force ("EITF") Issue 00-2, "Accounting for Web Site Development Costs." Development costs consisted of internal and external costs incurred to develop internal-use computer software. During the preliminary project stage, costs were expensed, totaling $162,000 for the year ended December 31, 2002. The remaining development costs were capitalized, totaling $32,000 for the year ended December 31, 2002.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In 2004, we capitalized software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to our customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized costs consist of direct costs and allocated overhead associated with the development of the software products. Capitalized software development costs were $631,000 during the year ended December 31, 2005. Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software's estimated economic life of approximately three years. Amortization of software development costs was $0 during the year ended December 31, 2004, as product sales had not yet commenced.

We reviewed the unamortized software development costs in 2005 upon the Company's shut-down of operations and wrote down the balance to $0 - see below. Software development costs are reflected as a component of equipment in the consolidated balance sheets (see Note 3).

GOODWILL AND INTANGIBLE ASSETS

Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. Intangible assets are allocated between identifiable intangibles and goodwill.

We have adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not to be amortized, and effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise. We have decided to perform the impairment test on goodwill as of December 31. Based on our analysis as of December 31, 2003, we determined that $590,000 of the recorded goodwill balance was impaired and was written down. During the fourth quarter ended December 31, 2004, we chose to abandon the business line associated with our goodwill. As a result, the remaining amount of goodwill totaling $3,492,000 was impaired and written down.

LONG-LIVED ASSETS

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary. The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined. At December 31, 2004, we believe there is no impairment of our long-lived assets. We believe that software development costs and tooling totaling $1,875,000 became fully impaired due to the shut-down of operations in 2005, and were impaired and written down in 2005. We have no long-lived assets as of December 31, 2005.

CONCENTRATIONS

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Sales are primarily concentrated in the United States and we have primarily offered consumers personal computers and related products through distribution channels that include large electronic and office supply retailers, television shopping networks and mail order catalogues. We perform credit evaluations on our customers and we provide allowances for potential credit losses and product sales returns. Due to the shutdown of business operations in 2005, we wrote down accounts receivable to the amounts that we were able to collect during 2005, recognizing additional bad debt expense of $3,344,000 in 2005. We have no accounts receivable at December 31, 2005.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

For the years ended December 31, 2004, 2003 and 2002, major customers accounted for approximately 57%, 48% and 54%, respectively, of total sales. At December 31, 2004 and 2003, $2,700,000 and $4,100,000, respectively, of accounts receivable related to these customers.

For the years ended December 31, 2004, 2003 and 2002, one supplier accounted for 11%, 11% and 16%, respectively, of total purchases.

The following table sets forth our accounts receivable reserves for the years ended December 31, 2004, 2003 and 2002:


                                                                      (in thousands)
                                      Balance as of                                                   Balance as of
                                        January 1,           Additions            Deductions          December 31,
                                     -----------------    -----------------     ----------------    ------------------
             2004                           $     911            $     673            $       -           $     1,584
             2003                           $     280            $     631            $       -           $       911
             2002                           $     254            $      30            $       4           $       280


We had a nonexclusive licensing agreement with Microsoft for various operating system and application software for which we were obligated to pay Microsoft a licensing fee. Purchases from Microsoft were approximately $5,700,000, $6,100,000 and $3,000,000 for the year ended December 31, 2004, 2003, and 2002, respectively. This license was terminated by Microsoft in April 2005 due to the Company's failure to pay outstanding licensing fees (see Note 1). Currently we owe Microsoft $1,378,000 in outstanding licensing fees.

In 1999, we entered into an Internet access and portal co-marketing agreement with Microsoft and the Microsoft Network ("MSN") to provide Internet access to our end users, for which we paid MSN a subscriber fee. Under this agreement, MSN also had the obligation to pay us for the end users that continued as subscribers to MSN. This agreement was terminated in July 2001. During the fourth quarter of 2002, we revised our estimate for accruing obligations under this agreement, resulting in the reduction of the accrual and the recognition of other income of approximately $1,000,000. During the second quarter of 2004, based in part on correspondence with MSN and discussion with our outside legal counsel, we revised our estimate for accruals related to its liability for certain subscriber fees to MSN, resulting in reduction of the accrual and the recognition of other income of $1,400,000.

DERIVATIVE FINANCIAL INSTRUMENTS

Our derivative financial instruments consist of embedded derivatives related to Laurus notes entered into on November 30, 2004 (see Note 7). The embedded derivatives include the conversion feature, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Laurus notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants reclassified to liabilities at November 30, 2004 totaled $4,172,000. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0% annual volatility of 364% and risk free interest rate of 3.36%, and expected life of 5-8 years.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF


SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The derivatives are classified as long-term liabilities (see Note 7).

For the year ended December 31, 2004, the net decrease in the derivative and warrant liabilities was $407,000, which is recorded as a component of other income in the accompanying consolidated statement of operations.

REVENUE RECOGNITION

Until April 2005 we derived revenue primarily from sales of personal computers, and to a lesser extent, from software, peripherals and accessories. Generally, we recognized revenue when persuasive evidence of an arrangement existed, delivery had occurred, the fee was fixed or determinable and collection was probable. We recorded discounts provided to resellers for achieving purchasing targets as a reduction of revenue on the date of sale.

For sales of merchandise owned and warehoused by us revenue was recognized when title to products sold had transferred to the customer in accordance with shipping terms. We also sold merchandise from suppliers on a "drop-ship" basis. We took title to this merchandise from the time it was shipped by the supplier until the time it was received by the customer.

We ceased all operations in April 2005 and have no current revenues.

ACCOUNTING FOR SHIPPING AND HANDLING REVENUE, FEES AND COSTS

We classify amounts billed for shipping and handling as revenue in accordance with EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." Shipping and handling fees and costs are included in cost of sales.

MERCHANDISE RETURN AND WARRANTY POLICY

We provided warranties for our products for one year following the date of sale. The majority of the products used in the production of our computers are covered by the original manufacturer's warranties, which are generally one to three years. Other products that we sold are covered by the third-party manufacturer's warranty. We provided allowances for estimated future returns and product warranty (included in accrued liabilities) to the customer based on historical experience.

While certain of the products we sold are covered by third-party manufacturer's warranties, we may have products returned by customers the costs of which we may not be able to recover from the manufacturer. Returns of this nature have been immaterial in the past; however, should actual product failure rates increase, or if the manufacturers go out of business or refuse to honor their warranty obligations, we may be forced to cover these warranty costs and the costs may differ from our estimates.

ADVERTISING REVENUE AND COSTS

Advertising revenue is recognized upon receipt of income. Advertising costs are charged to expense as incurred. Net advertising expense (income) was $123,000, $227,000 and $76,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in operating expenses.

INCOME TAXES

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

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

STOCK-BASED COMPENSATION

We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. At December 31, 2004, we have one stock-based employee compensation plan, which is described more fully in Note 10. We account for this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost related to this plan is reflected in the statement of operations in 2003 and 2002, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the dates of grant. In 2004, we recognized $49,000 in compensation expense under APB 25 in connection with the vested portion of certain options granted which had exercise prices less than the fair market value of the common stock underlying the options on the date of grant (the unvested portion of these option grants totaled $108,000 and will be recognized as an expense over their remaining vesting period). The following table illustrates the effect on net loss and loss per share if we had applied the minimum value recognition provisions SFAS 123, to stock-based employee compensation:

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2004                  2003                 2002
                                                       -----------------      ----------------    ------------------
Net loss, as reported                                   $       (13,986)     $        (4,719)     $       (2,263)

Add:

     Stock-based compensation expense under APB 25                   49                    -                   -

Deduct:

     Total stock-based compensation expense under
     fair value based method for all awards, net of
     related tax effects                                         (1,771)                 (16)               (56)

Pro forma net loss                                      $       (15,708)     $        (4,735)     $       (2,319)
Basic and diluted loss per share  - as reported         $         (0.57)     $         (0.31)     $        (0.16)
Basic and diluted loss per share - pro forma            $         (0.64)     $         (0.31)     $        (0.17)



In accordance with SFAS No. 123, during 2004 and 2003, we recorded approximately $29,000 and $625,000, respectively, in compensation expense related to warrants issued to purchase 60,000 and 2,500,000 shares, of our common stock, respectively. The compensation expense is included in operating expenses in the accompanying consolidated statement of operations (see Note 12).

401(K) PLAN

We offer a 401(k) plan that covers all full time employees who are not a covered by a collective bargaining agreement. Employees are eligible for the plan following one year of service. We made matching contributions to participants equal to 50% of the first 6% of the employee's contribution through June 2001. Expenses relating to the 401(k) plan were approximately $0, $1,800 and $8,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

NET LOSS PER SHARE

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if other commitments to issue common stock were exercised. Each share of ESOP preferred stock is convertible into 3.12828 shares of common stock. Allocated ESOP shares (including shares released for allocation) are considered dilutive for 2003 and 2002 (which were converted in 2004). The computation of basic and diluted shares outstanding is as follows for the years ended December 31 (in thousands):

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2004                  2003                 2002
                                                       -----------------      ----------------    ------------------
Weighted average shares - basic                                  24,658               15,184              13,928

Effect of dilutive shares                                             -                    -                   -
                                                       -----------------      ----------------    ------------------
Weighted average shares - dilutive                               24,658               15,184              13,928
                                                       =================      ================    ==================

Since we reported losses for 2004, 2003, and 2002 basic and diluted weighted average shares are the same for those years, as the effect of potentially diluted shares are anti-dilutive and thus not included in the diluted loss per share calculation. Additional potential dilutive shares are 7,849,000, 1,850,000 and 1,451,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

PRODUCT LICENSES

From time to time, we receive notices from companies and individuals asserting exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry and/or our business. We evaluate each claim relating to its products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology nor do these agreements protect us from trade secret, copyright or other violations by us, or our suppliers in developing or selling these products. Liabilities are recorded when claims asserted are probable and such costs to the Company can be estimated. No such costs have been recorded during the years ended December 31, 2004, 2003 or 2002.

COMPREHENSIVE INCOME

We have adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2003 and 2002, the difference between net loss and comprehensive loss was unrealized gains on available-for-sale securities of $7,000 and $489,000, respectively. There was no difference between net loss and comprehensive loss for the year ended December 31, 2004.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment," to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, and supersedes APB No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply SFAS 123(R) as of the first annual reporting period that begins after June 15, 2005. We are in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on our overall results or operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substances, that is, if the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We anticipate that SFAS No. 153 will not have an impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in January 2006. We are currently evaluating the effect that the adoption of SFAS No. 154 will have on our consolidated results of operations and financial condition but does not expect it to have a material impact.

NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories consist of the following (in thousands):

                                                                                         December 31,
                                                                          -------------------------------------------
                                                                                 2004                   2003
                                                                          -------------------    --------------------
Raw material                                                            $          2,201        $           2,995
WIP and finished goods                                                                 -                      485

                                                                        $          2,201        $           3,480


                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS, CONTINUED

Equipment consists of the following at December 31 (in thousands):


                                                                                         December 31,
                                                                          -------------------------------------------
                                                                                 2004                   2003
                                                                          -------------------    --------------------

Machinery and equipment                                                  $         1,808        $            748
Software                                                                             991                     360
Leasehold improvements                                                               391                     373
Vehicles                                                                              34                      97
Furniture and fixtures                                                               110                      80
                                                                          -------------------    --------------------
                                                                                   3,334                   1,658

Less accumulated depreciation and amoritization                                   (1,290)                   (949)
                                                                          -------------------    --------------------

                                                                        $          2,044        $            709
                                                                          ===================    ====================


Depreciation and amortization expense on equipment was approximately $341,000, $331,000 and $282,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4 - ACQUISITION AND GOODWILL IMPAIRMENT

On March 14, 2002, we consummated our merger with Lan Plus Corporation ("Lan Plus"). Lan Plus manufactured branded turnkey computer products and services. On that date, Lan Plus shareholders received approximately 3.128 shares of our common stock for each Lan Plus share they owned, totaling 9,854,000 shares, and owned approximately seventy-five percent (75%), on a fully diluted basis, of our outstanding stock (after taking into account a 10:1 reverse split that took place immediately prior to the close of the merger). Pursuant to the merger agreement, upon close of the merger, our accounts payable to, and advances from, Lan Plus totaling approximately $2.3 million were converted into shares of our common stock which was then retired to treasury and cancelled. Although Lan Plus was merged into our subsidiary , the merger was accounted for as a reverse acquisition since Lan Plus shareholders controlled the combined entity after the merger. As a result, for financial accounting purposes, the merger is treated as a purchase of us by Lan Plus. Therefore, the historical financial statements of Lan Plus are presented for comparison purposes for all periods presented.

After the 10:1 reverse stock split, our pre-merger stockholders held 5,079,000 shares of our $0.03 par value common stock. For accounting purposes, the shares retained by our pre-merger stockholders were valued on Lan Plus' books as an issuance of new shares at $0.788 per share (after the 10:1 reverse stock split and based on the weighted average closing price of the shares just prior to and after the merger date), totaling $4,002,000. In addition, Lan Plus assumed previously issued options and warrants resulting in additional fair value to our pre-merger stockholders of $34,000.

The following represents the estimated fair value of net assets acquired by Lan Plus in the reverse acquisition at March 14, 2002 (in thousands):

           Cash                                                  $     108
           Other current assets                                        539
           Fixed assets                                                 95
           Deferred income taxes                                     1,400
           Goodwill                                                  4,082
           Accounts payable and accrued expenses                      (846)
           Inter-company payable                                    (1,152)
           Notes payable                                              (190)
                                                                  ----------
                                                                 $   4,036
                                                                  ==========

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACQUISITION AND GOODWILL IMPAIRMENT, CONTINUED

Deferred income taxes represent our estimate at the time of the merger of our net operating loss carryforwards (NOLs) that were expected to be used to offset our future taxable income, after considering limitations imposed on NOLs upon a change in control. As a result of losses generated subsequent to the merger, we recorded a valuation allowance equal to the entire deferred tax balance at December 31, 2003 (see Note 8).

Goodwill represents the excess of the purchase price over the estimated fair value of the tangible assets acquired. We identified no material identifiable intangibles to be recorded related to this purchase in accordance with SFAS No. 141, "Business Combinations."

On a pro forma basis, the statements of operations would have been as follows for the year ended December 31 2002, if the acquisition had occurred on January 1, 2002 (in thousands, except per share data) (unaudited):

             Net sales                                         $  69,615
             Gross profit                                          7,030
             Loss before taxes                                     1,832
             Net loss                                             (2,321)
                                                                -----------
             Net loss per share                                $   (0.16)
                                                                ===========

In response to uncertain macroeconomic conditions, deteriorating margins and significant operating loss for 2003 and in connection with the employment of the new management team and the addition of new members to the Company's board of directors, we initiated a strategic review of our core business and began to develop a new business plan to launch a hardware and software offering targeted at what we believed was an untapped segment of the personal computer and Internet market. The strategic review triggered an impairment evaluation of the intangible assets related to our acquisition in 2002, resulting in a write-down of these intangible assets totaling $590,000 during the year ended December 31, 2003. During the fourth quarter ended December 31, 2004,we chose to abandon the business associated with our acquisition in 2002. As a result, the remaining amount of goodwill, totaling $3,492,000, was impaired and written down.

The following represents the changes in the goodwill balance for the three years ended December 31, 2004:

           Goodwill, January 1, 2002                           $          -
           Goodwill recorded from acquisition                     4,082,000
                                                                ------------
           Balance, December 31, 2002                             4,082,000

           Impairment loss on goodwill                             (590,000)
                                                                ------------
           Balance, December 31, 2003                             3,492,000

           Impairment loss on goodwill                           (3,492,000)
                                                                ------------
           Balance, December 31, 2004                          $           -
                                                                ============

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - SHORT-TERM FINANCING

At December 31, 2003, we had a $2,500,000 revolving credit facility with a commercial bank. The facility expired in January 2004.

In February 2004, we entered into a purchase and sale agreement with a financial institution. Under the terms of that agreement, we assigned certain of our accounts receivable to the financial institution for immediate cash in the amount of 75% of the assigned receivables. We also received a portion of the remaining balances of the assigned accounts receivable, depending on how soon after assignment the financial institution received payment on those accounts. Under this arrangement, we have an effective interest rate of approximately 3.0% to 4.0% per month. Our obligations to this financial institution were paid in full as of December 31, 2004 and replaced with financing from Laurus (see Note
7).

NOTE 6 - NOTES PAYABLE

At December 31, 2004, we had a $1,300,000 note payable to an individual. Interest on the note is payable monthly at 9% and the note was due January 1, 2005. Accrued but unpaid interest of approximately $0 and $185,000 is included in accrued expenses at December 31, 2004 and 2003, respectively. In 2005, this note was settled for approximately $205,000 resulting in a gain on settlement of debt of approximately $1,095,000. We also had a $19,000 note payable for a vehicle.

NOTE 7 - CONVERTIBLE NOTE PAYABLE

At December 31, 2004, we had $100,000 of convertible notes payable to an individual, dated June 18, 1999. Interest was payable at 10% per annum through December 18, 2000 and is payable at 12% thereafter. The note and accrued interest were due December 18, 2000. The note is convertible at $20.00 per share and is currently in default. Management has held settlement discussions with the note holder but has been unable to reach a settlement for payment.

On November 30, 2004, we entered into a $7,500,000 secured credit facility with Laurus. The facility consisted of a $4,750,000 convertible revolving note and a $2,750,000 convertible term note. We initially borrowed approximately $3,255,000 under this facility, net of issuance costs of $287,000, which represented $2,750,000 under the convertible term note and $792,000 under the convertible revolving note. These funds were used to fund the repayment of existing short-term financing (see Note 6). The outstanding balance of the revolving note and the principal balance of the term note are convertible into shares of our common stock, subject to certain limitations set forth in the agreement based upon the stock's trading volume and Laurus' ownership position. The conversion price of the notes is $0.39 per share, which is a premium over the average closing price of our common stock over the ten trading days preceding the execution of the agreement, with conversion reset rights if we issue any shares for less than the initial conversion price. In connection with the facility, we also issued to Laurus warrants to purchase up to 3,846,154 shares of our common stock at $0.44 per share (70% of these warrants were vested at December 31, 2004). We agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of our common stock issuable to Laurus upon conversion of the term note and exercise of the warrants. Failure to file such a registration statement timely and to maintain its effectiveness will subject us to liquidated damages as defined in the registration rights agreement. The notes are due on November 29, 2007 and bear interest at the prime rate plus 2% (8.75% at December 31, 2004), subject to downward adjustment based on our common stock price. Our obligations to Laurus under the credit facility are secured by substantially all of our assets (other than intellectual property rights), including our ownership interests in our operating subsidiaries.

The convertible revolving note balance was $331,000 at December 31, 2004 and is classified as line of credit in the accompanying consolidated balance sheet. The convertible term note balance at December 31, 2004, was $2,750,000 and is classified as part of convertible notes in the accompanying consolidated balance sheet, net of debt discount (see below).

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTE PAYABLE, CONTINUED

The notes include certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which have been recorded at their fair value.

As the Laurus notes are not conventional debt, we were also required to record the related vested warrants at their fair market value. The total of the Laurus related derivative and warrant liability as of November 30, 2004 totaled $1,023,000. We recorded the value of the warrants and the embedded derivatives to debt discount, which will be amortized to interest expense over the term of the notes. In addition, we incurred debt issuance costs of $287,000, which are also recorded to debt discount and will be amortized to interest expense over the term of the notes. Amortization expense of this debt discount for the year ended December 31, 2004 was $36,000.

At December 31, 2004, we have shown all of the convertible note balance as a current liability because of the default in early 2005 (see below).

On May 4, 2005, we received a notice from Laurus that a number of events of default had occurred and were existing under the Security Agreement entered into by us and Laurus in connection with the credit facility. As a result of our failure to cure these defaults, Laurus commence foreclosure proceedings against all of our assets. We presently owe Laurus approximately $1,900,000 under the credit facility. On December 8, 2005, we entered into a letter agreement with Laurus whereby we agreed to a payment plan for the outstanding secured debt we owe to Laurus (the "Payment Plan"). We agreed to make interest only payments beginning retroactively on December 1, 2005, until the earlier of the consummation of a merger with Protron or February 20, 2006. On February 15, 2006, Laurus agreed to extend the Payment Plan until March 1, 2006. The Payment Plan provides that on the date we consummate a merger with Protron, in full satisfaction of our debt to Laurus, we will pay Laurus $950,000 in cash and issue to them that number of shares of our common stock that is equal to $950,000, based upon a conversion price of the 30 day average volume weighted average price calculated as of the date prior to the merger. On March 1, 2006, Laurus agreed to indefinitely extend our right to make-interest only payments to them, subject to our assurances that we will use our best efforts to consummate a merger with Protron as soon as is practicable.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES

The components of the income tax provision (benefit) were as follows for the years ended December 31 (in thousands):

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2004                  2003                 2002
                                                       -----------------      ----------------    ------------------
         Current                                       $          (107)      $         (79)        $     (369)

         Deferred                                                     -                   -               858
                                                       -----------------      ----------------    ------------------
                                                       $          (107)      $         (79)        $      489
                                                       =================      ================    ==================

For the years ended December 31, 2004, 2003 and 2002, income tax provision
(benefit) differed from the amounts computed applying the federal statutory rate of 34% to pre-tax loss as follows (in thousands):

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2004                  2003                 2002
                                                       -----------------      ----------------    ------------------

Computed "expected" tax benefit                          $      (4,755)        $    (1,631)         $    (603)

(Decrease) increase in income taxes resulting

  from expenses not deductible for tax purposes                     60                  55                 47

Release of accrual for change in estimate                            -                   -               (637)

Goodwill impairment                                              1,397                 236                  -

State and local income taxes, net of federal effect               (839)               (275)              (104)

Increase in valuation allowance                                  4,030               1,536              1,786
                                                       -----------------      ----------------    ------------------
                                                         $        (107)        $       (79)         $     489
                                                       =================      ================    ==================

Deferred taxes consist of the following at December 31 (in thousands):

                                                                                         December 31,
                                                                          -------------------------------------------
                                                                                 2004                   2003
                                                                          -------------------    --------------------
Deferred tax assets:

     Net operating loss carryforward                                    $          6,799        $          3,061
     Reserves and allowances                                                         908                     554
     Other                                                                            66                      56
     Less valuation allowance                                                     (7,588)                 (3,558)
                                                                          -------------------    --------------------
         Total deferred tax assets                                                   185                     113
                                                                          -------------------    --------------------
Deferred tax liabilities:

     Changes in fair value of derivate and warrant liabilities                      (169)                     -
     Fixed assets                                                                    (16)                    (16)
     State tax                                                                        -                      (97)
                                                                          -------------------    --------------------
         Total deferred tax liabilities                                             (185)                   (113)
                                                                          -------------------    --------------------
                                                                        $             -           $           -
                                                                          ===================    ====================

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES, CONTINUED

We have federal and state net operating loss carryforwards of approximately $27,000,000 and $20,000,000, respectively. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. As a result, we have not recorded approximately $10,000,00 of carryforwards in the accompanying table of deferred taxes. The remaining net operating loss carryforwards will expire at various dates beginning in 2012 through 2024 for federal purposes and 2004 through 2014 for state purposes, if not utilized. As of December 31, 2004 all such loss carryforwards have been reserved, due to the likelihood that such amounts will not be utilized before expiration.

NOTE 9 - RELATED PARTY TRANSACTIONS

We previously leased our office and manufacturing facility under a non-cancelable operating lease from Andy Teng, our chief executive officer and then majority stockholder. In 2002, we paid Mr. Teng $258,000 to terminate this lease in September 2002. No additional payments were made to Mr. Teng under this lease in 2004, 2003, or 2002.

During 2003, we received advances of approximately $3,306,000 from Mr. Teng. We repaid approximately $2,306,000 of these advances during 2003. During January 2004, we recorded an additional $500,000 in repayments to Mr. Teng. Mr. Teng returned the $500,000 on February 2, 2004. The advances from Mr. Teng recorded by us and the payments to Mr. Teng on the recorded advances, were not approved by our board of directors. In 2004, we received a demand from Mr. Teng, for repayment of $1,210,000 in advances, including $210,000 discussed below. In April 2004, Mr. Teng filed suit to collect this amount. We paid interest on the outstanding advances during the year at 3.5%. Total interest expense related to these advances was approximately $0 and $18,000 for 2004 and 2003, respectively. In September 2005, we issued Mr. Teng 1,000,000 shares of our common stock in exchange for the extinguishment of all outstanding debts owed by us to Mr. Teng and a general release of any and all claims held by him in connection with these debts.

On October 27, 2003, we received an advance of approximately $200,000 from a trust account in the name of our employee stock ownership plan ("ESOP"). At the instruction of Mr. Teng, the sole trustee of the ESOP, we recorded that advance as an advance from Mr. Teng, individually. In January 2004, the Company received another advance of approximately $10,000 from a trust account in the name of the ESOP. In 2004 the Company set aside $210,000 in a separate bank account, for the benefit of the ESOP. On September 13, 2004, Mr. Teng was replaced as trustee of the ESOP by an independent trustee. In November 2004, the Company turned the funds that were being held for the ESOP over to the new trustee.

On September 14, 2004, we completed a private placement of shares of our common stock (see Note 10). Three of the investors in the private placement were at the time of the private placement officers, directors, or entities affiliated with our officers or directors: (i) Theodore B. Muftick, our former chief financial officer, purchased 722,543 shares of common stock and warrants to purchase 361,271 shares of common stock; (ii) Savage Interests, L.P., an entity affiliated with Kent A. Savage, our former chief executive officer and former chairman of the our board of directors, which purchased 1,011,560 shares of common stock and warrants to purchase 505,780 shares of common stock; and (iii) R-2 Group Holdings, LLC, an entity affiliated with Suhail Rizvi, a former non-employee director of the Company, which purchased 433,526 shares of common stock and warrants to purchase 216,763 shares of common stock.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY

PRIVATE PLACEMENTS

On December 9, 2003, we closed a private placement of 4,000,000 shares of our common stock for a purchase price of $0.25 per share, and realized gross proceeds of $1,000,000. The investor in the private placement was a limited liability company, which is controlled by Samuel J. Furrow, Jr. and Marc B. Crossman, each of whom joined our board of directors as a result of that private placement. We used the proceeds of the private placement for working capital needs.

On September 14, 2004, we completed a private placement of our equity securities in which we raised approximately $4.6 million in net proceeds for working capital. The private placement was completed pursuant to a Securities Purchase Agreement, dated September 9, 2004, with certain investors, including our previous chief financial officer and entities affiliated with our previous chief executive officer and an outside director (see Note 9). Under the terms of that agreement, we sold an aggregate of 14,450,858 shares of our common stock and warrants to purchase an aggregate of 7,225,426 shares of our common stock. The common stock and warrants were sold as a unit, with each investor receiving a warrant to purchase one share of common stock, at the exercise price of $0.475 per share, for every two shares of common stock purchased by such investor. The purchase price for each unit was $0.346 per share of common stock purchased. Included in the total units sold were 450,867 shares of our common stock and warrants to purchase 225,433 shares of our common stock issued to a financial advisor in lieu of cash commissions. We also issued warrants to purchase 1,000,000 shares of common stock to an affiliate of the financial advisor for services performed in connection with the private placement.

STOCK SPLIT AND CONVERSION

In connection with our acquisition in March 2002 by an outside investor group (see Note 4), we effected a 3.12828 split of our common stock and changed our par value to $0.03 per share. All common shares and per share data have been retroactively adjusted to reflect the stock split and par value change.

On September 3, 2004, at the instruction of the administrative committee of our ESOP, a co-trustee of the ESOP elected to convert 1,350,000 shares of our Series A Preferred Stock, which constitutes all of the issued and outstanding shares of our preferred stock, into 4,253,567 shares of our common stock (see Note 11).

DIVIDENDS

In December 2001, our board of directors approved a dividend of $1.00 per share for all preferred shareholders, of which $96,000 was paid in 2001 and was used to service the ESOP debt (see Note 11). In 2004, in connection with our plan to terminate the ESOP, we reversed our unpaid dividends of $185,000 against retained earnings (see Note 11).

EMPLOYEE STOCK OPTION PLANS

Terms and conditions of our option plans, including exercise price and the period in which options are exercisable, generally are at the discretion of our board of directors; however, no options are exercisable for more than 10 years after the date of grant.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY, CONTINUED

In February 2000, our board of directors approved the 1999 Stock Option Plan (the "1999 Plan") for issuance of common stock to eligible participants. In February 2002, our stockholders approved the Mcglen Internet Group, Inc. 2000 Stock Option Plan for issuance of our common stock to eligible participants (the "2000 Plan"). On March 2004, our board of directors terminated the 1999 Plan and effective May 2004 our board of directors terminated the 2000 Plan. We will not make any further grants under either the 1999 Plan or the 2000 Plan. Our stockholders adopted the Company's 2004 Stock Incentive Plan in May 2004 (the "2004 Plan"). Each of the 1999 Plan, 2000 Plan and 2004 Plan provides for the granting of incentive stock options and non-qualified stock options. Options under each of the plans generally expire 10 years after the date of grant.

The following table summarizes employee stock option activity:

                                                                                                Weighted
                                                                          Number of          Average Price
                                                                           Options             Per Share
                                                                       -----------------    -----------------
Oustanding at January 1, 2002                                                     0            $         -

     Granted in reverse acquisition                                         102,000                   6.70

     Granted                                                                518,000                   0.43

     Exercised                                                                    -                      -

     Cancelled                                                             (38,000)                  (2.80)
                                                                       -----------------    -----------------

Outstanding at December 31, 2002                                            582,000                   1.37

     Granted                                                                      -                      -

     Exercised                                                                    -                      -

     Canceled                                                             (370,000)                   1.05
                                                                       -----------------    -----------------

Outstanding at December 31, 2003                                            212,000                   1.93

     Granted                                                              6,674,000                   0.87

     Exercised                                                                    -                      -

     Canceled                                                             (129,000)                   1.28
                                                                       -----------------    -----------------

Outstanding at December 31, 2004                                          6,757,000            $      0.90

Exercisable at December 31, 2004                                          2,597,000            $      0.95

Weighted average fair value of options granted in 2004                                         $      0.75

Weighted average fair value of options granted in 2002                                         $      0.32

In June 2005, approximately 2,512,000 of the exercisable options and 4,153,000 of the unexercisable options outstanding were canceled upon the termination/resignation of certain of our officers, directors and other employees (see Note1).


                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY, CONTINUED

The following table summarizes information about our stock options outstanding at December 31, 2004:

                                               Options Outstanding                          Options Exercisable
                               ----------------------------------------------------    -------------------------------
                                                    Weighted
                                                    Average
                                                   Remaining           Weighted                           Weighted
         Range of                                 Contractual          Average                             Average
     Exercise Prices               Number         Life (Years)      Exercise Price        Number          Exercise
                                                                                                            Price
---------------------------    ---------------   ---------------    ---------------    -------------    --------------

          $0.12                    282,000          0.5             $   0.01              71,000        $    0.01

       $0.35-0.50                  569,000          0.3                 0.68             206,000             0.65

       $0.59-0.64                2,416,000          6.5                 0.60           1,011,000             0.61

       $1.01-1.02                3,490,000          8.7                 1.46           1,309,000             1.31

       $0.12-1.02                6,757,000          6.9             $   0.90           2,597,000        $    0.95


Pro forma information (see Note 2) regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model on the date of grant in 2004 and 2002 using the following assumptions: (i) no dividend yield, (ii) average volatility of 364% and 212%, respectively, (iii) weighted average risk free interest rate of approximately 3.64% and 3%, respectively, and (iv) average expected life of the options of 3 years and 5 years, respectively.

NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN

On December 1, 1999, we established a leveraged ESOP that covers all employees who complete 1,000 or more hours of service in a Plan year. To establish the plan, the ESOP borrowed $10,000,000 from Mr. Teng, then our majority stockholder, which we then used to purchase all of our outstanding preferred stock (a total of 1,350,000 shares) from Mr. Teng at the then estimated fair value, $7.41 per share.

The preferred stock is convertible into common stock at an exchange rate of 1 share of preferred stock to 3.12828 shares of common stock, (subject to adjustment based on future stock issuances), has a liquidation preference of $1.00 per share, and has certain protective provisions which allow the preferred shareholders to vote on matters that would alter the preferred shareholders rights, privileges, powers or restrictions from those currently granted to the preferred shareholders. In September 2004, the ESOP converted all of its preferred stock to common stock (see Note 10).

We received no funds from the formation of the ESOP; however, we were required to record the ESOP's liability on our books as we had guaranteed the ESOP debt (see below), in accordance with the SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Under SOP 93-6, we record an unearned employee benefit expense related to the cost basis of unreleased shares (determined based on the portion of the ESOP loan obligation not yet repaid by the ESOP - see below), and, as such, we record it as a reduction to stockholders' equity, "Unearned ESOP shares."

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN, CONTINUED

We make annual contributions to the ESOP equal to a minimum of the ESOP's required debt service less dividends received by the ESOP. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. As shares are released from collateral, we report compensation expense equal to the current market price of the shares and the released shares become outstanding for earnings-per-share computations. We recognized no compensation expense for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2004, we recognized $16,000 of non-cash compensation expense related to the value of the 47,991 additional shares of our common stock allocated to the ESOP participants as a result of the DOL audit (see below). Dividends on released ESOP shares are recorded as a reduction of retained earnings; dividends on unreleased ESOP shares are recorded as a reduction of debt and accrued interest when paid. ESOP interest expense related to the ESOP note was $0, $405,000, and $468,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

On or about December 16, 2002, we were informed that the Pension and Welfare Benefits Administration of the Department of Labor ("DOL") had selected our ESOP for review. The DOL raised issues regarding a transaction between Mr. Teng and the ESOP in December 1999, as well as other minor questions. As part of the transaction between Mr. Teng and the ESOP in December 1999, Mr. Teng sold shares of our common stock to the ESOP in connection with the ESOP's establishment. The DOL indicated that this transaction may have been a prohibited transaction because the purchase price of the shares was above their fair market value at the time of the transaction. During August through October 2004, we made numerous corrections related to the ESOP based on the DOL investigation, one of which was to allocate 47,991 additional shares of our common stock to ESOP participants. In December 2004, the DOL issued a final report on its investigation, indicating it would take no further action against the Company, the ESOP, the administrative committee, or Mr. Teng.

In December 2003, Mr. Teng agreed to release the ESOP from its obligations under the $10.0 million promissory note, thereby releasing us from our guarantee of the ESOP debt. In connection with Mr. Teng's release of the ESOP from its obligations under the promissory note, we eliminated the guarantee of ESOP loan payable and ESOP interest payable balances against additional paid-in capital, totaling $9,114,000, as this debt release is considered a contribution of capital to us by Mr. Teng. In addition, in 2004 we determined that the remaining dividends payable to the preferred stockholders would not be paid, resulting in the accrued dividend balance of $185,000 being eliminated against retained earnings.

Since the ESOP was then under investigation by the DOL in December 2003, Mr. Teng was not able to foreclose on the unreleased shares upon his release of our obligation under the $10.0 million promissory note, as was his right under the ESOP agreement. In December 2003, Mr. Teng notified us that while he was releasing us from our obligation under the promissory note, he was not waiving any rights he may have to foreclosure against the unreleased shares. Although the DOL investigation has been completed, we have not yet released the shares to the ESOP and Mr. Teng has not yet exercised any right he may have to foreclose on the unreleased shares. If Mr. Teng is able to foreclose on the ESOP shares, the value of the unearned ESOP shares will be eliminated against additional paid-in capital, which will reduce our additional paid-in capital balance by approximately $6,207,000, with no net change to our stockholders' deficit.

Shares held by the ESOP as of December 31, 2004 and December 31, respectively:

                                                                                         (in thousands)

                                                                                          December 31,
                                                                                -----------------------------------
                                                                                     2004               2003
                                                                                ---------------    ----------------
                                                                                   (Common)         (Preferred)
Allocated shares
                                                                                         1,613                464
Shares released for allocation                                                               -                  -
Unreleased (unearned) shares
                                                                                         2,641                886
                                                                                ---------------    ----------------
Total ESOP shares
                                                                                         4,254              1,350
                                                                                ---------------    ----------------
Fair value of unreleased (unearned shares)                                            $    268         $    2,494
                                                                                ===============    ================


                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN, CONTINUED

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the years ended December 31, 2004, 2003 and 2002, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period.

At December 31, 2003, we have received advances from the ESOP of $210,000 that are non-interest bearing and due on demand and are reflected as a current liability in the accompanying consolidated balance sheet. In 2004, we repaid these advances.

NOTE 12 - WARRANTS

The following table summarizes our warrant activity:

                                                                Number of Warrants        Weighted Average
                                                                                           Exercise Price
                                                                --------------------     --------------------

Outstanding at January 1, 2002                                         237,000             $         12.50

          Granted                                                      100,000                        1.50

          Exercised                                                          -                           -

          Canceled                                                    (106,000)                     (12.50)
                                                                --------------------     --------------------

Outstanding at December 31, 2002                                       231,000             $          5.61

          Granted                                                    2,500,000                        0.50

          Exercised                                                          -                           -

          Canceled                                                           -                           -

Outstanding and exercisable at December 31, 2003                     2,731,000                        0.93

          Granted                                                   12,132,000                        0.47

          Exercised                                                          -                          -
                                                                --------------------     --------------------

          Canceled                                                     (53,000)                       8.57
                                                                --------------------     --------------------

Outstanding at December 31, 2004                                    14,810,000             $          0.52

Exercisable at December 31, 2004                                    13,656,000             $          0.52

Weighted average fair value of warrants granted                           2002             $          0.59

                                                                          2003             $          0.25

                                                                          2004             $          0.52


                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - WARRANTS, CONTINUED

The following table summarizes information about our warrants outstanding at December 31, 2004:

                                              Warrants Outstanding                          Warrants Exercisable
                               ----------------------------------------------------    -------------------------------
                                                    Weighted
                                                    Average
                                                   Remaining           Weighted                           Weighted
         Range of                                 Contractual          Average                             Average
     Exercise Prices               Number         Life (Years)      Exercise Price        Number          Exercise
                                                                                                            Price
---------------------------    ---------------   ---------------    ---------------    -------------    --------------
       $0.44-$0.50              14,631,000              4.56        $     0.47        13,477,000        $    0.48

          $1.50                    100,000              0.30        $     1.50           100,000        $    1.50

          $2.50                     12,000              0.50        $     2.50            12,000        $    2.50

         $10.00                     67,000              0.02        $    10.00            67,000        $   10.00

      $0.44-$10.00              14,810,000              4.55        $     0.52        13,656,000        $    0.52


In December 2003, we committed to issue 2,500,000 warrants at $0.50 per share (exercisable through December 2008) to a consultant pursuant to a six-month consulting agreement. As these shares were fully vested and nonforfeitable at the date of the agreement and we determined that no future benefit would be desired from the consulting agreement in 2004, we measured the value of the entire warrant issuance at December 31, 2003 recorded such value to consulting expense in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services." The value was determined in accordance with the Black-Scholes formula under SFAS No. 123, and totaled $625,000.

On May 24, 2004, in connection with entering into a product development agreement with M3 Designs, Inc., we granted M3 Designs, Inc. warrants to purchase an aggregate of 60,000 shares of our common stock as consideration for their services. Such warrants provide for an exercise price of $0.50 per share and expire five years after the date of the grant. Warrants to purchase 15,000 shares vested on the date of the grant and the remaining warrants vested in three increments of 15,000 shares each on the date certain performance milestones were achieved by M3 Designs. As all warrants were earned in 2004, we recorded the value of the warrants (determined in accordance with the Black-Scholes formula under SFAS No. 123) as a consulting expense of $29,000.

NOTE 13 - SEGMENT INFORMATION

SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from products or services, the countries in which the companies earn revenues and holds assets, and major customers. SFAS No. 131 also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. SFAS No. 131 requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that we have only one reportable segment, and have no concentration of customers in one specific geographic area within the United States.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2004                  2003                 2002
                                                       -----------------      ----------------    ------------------
(In thousands)

Cash paid during year ended:

     Interest                                           $           949      $           168      $          126

     Income taxes                                       $             -      $             -      $          417

Non-cash investing and financing activities:

     Purchase of McGlen with the Company's
       common stock                                     $             -      $             -      $        4,036

     Reversal of dividends payable                      $           186      $             -      $            -

     Release of guarantee of ESOP loan payable          $             -      $         9,114      $            -

     Notes payable refinanced                           $           792      $             -      $            -

     Laurus derivative and warrant liabilities          $         1,023      $             -      $            -

     Other warrants reclassified from equity            $         4,143      $             -      $            -


NOTE 15 - COMMITMENTS AND CONTINGENCIES

We lease office space under long term operating lease agreements that expire on various dates through 2006. Minimum annual operating lease commitments at December 31, 2004 are approximately $468,000 through December 31, 2006. Rent expense for the years ended December 31, 2004, 2003 and 2002 totaled $493,000, $445,000 and $421,000, respectively.

We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. In connection with certain of our debt, management and stock purchase agreements, we have indemnified lenders, buyers and others for certain claims arising from our breach of representations and warranties contained in the corresponding agreements. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

At this time, we are not involved in any other legal proceedings that our management currently believes would be material to our business, financial condition or results of operations. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

NOTE 16 - SUBSEQUENT EVENTS

On April 1, 2005, we issued to Alloy Marketing and Promotions, LLC ("Alloy") an unsecured subordinated convertible promissory note in the principal amount of approximately $600,000 in payment of services provided to us by Alloy in 2004.

The note matures upon demand by Alloy and may be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of fair market value of the common stock, defined as the lesser of (i) the average of the closing prices of the common stock for the five trading days immediately prior to the first to occur of (A) the date on which we include the registration of the resale of the common stock issuable upon conversion of the note in a registration statement filed with the Securities and Exchange Commission and (B) any date on which Alloy delivers to us a notice of conversion, or (ii) the closing price of the common stock for the trading day immediately prior to the first to occur of such dates. We may prepay the note at any time without penalty or premium.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS, CONTINUED

On April 21, 2005, we received notice from Microsoft that it had terminated its license agreement with us due to overdue royalty payments. As a result, we are no longer able to ship any of our products with Microsoft's operating system software. As a result, as of April 2005, we ceased all ongoing operations, except for operations related to helping its secured creditor liquidate its collateral (see below).

On May 4, 2005, we received a notice from Laurus that a number of events of default had occurred and were existing under the Security Agreement entered into between us and Laurus in connection with the credit facility. As a result of our failure to cure these defaults, Laurus commence foreclosure proceedings against all of our assets. As a result, we liquidated all of our accounts receivable, inventories and equipment, generating losses of approximately $5.3 million (see
Note 2). We presently owe Laurus approximately $1,900,000 under the credit facility. On December 8, 2005, we entered into a letter agreement with Laurus whereby we agreed to a payment plan for the outstanding secured debt we owe to Laurus (the "Payment Plan"). We agreed to make interest only payments beginning retroactively on December 1, 2005, until the earlier of the consummation of a merger with Protron or February 20, 2005. On February 15, 2006, Laurus agreed to extend the Payment Plan until March 1, 2006. The Payment Plan provides that on the date we consummate a merger with Protron, in full satisfaction of our debt to Laurus, we will pay Laurus $950,000 in cash and issue to them that number of shares of our common stock that is equal to $950,000, based upon a conversion price of the 30 day average volume weighted average price calculated as of the date prior to the merger. On March 1, 2006, Laurus agreed to indefinitely extend our right to make interest-only payments to them, subject to our assurances that we will use our best efforts to consummate a merger with Protron as soon as is practicable.

On or before June 27, 2005, four members of our board of directors resigned, including Troy Carter, Marc Crossman, Kent Savage and Suhail Rizvi. Mr. Savage also resigned from his position as our chief executive officer. In addition, Ted Muftick resigned from his position as our chief financial officer and Bill Wilson resigned from his position as vice president, general counsel and secretary.

On August 10, 2005, Digital entered into an Employment Agreement (the "Employment Agreement") with Andy Teng whereby Mr. Teng agreed to serve as our chief executive officer and chairman of our board of directors. The Employment Agreement has an initial term of one year and thereafter will automatically be extended for successive one year periods unless notice of non-renewal is given by either party no later than 30 days prior to the end of the expiration of each term. Under the Employment Agreement, Mr. Teng will receive an annual salary of $72,000, plus $1,000 per month as an expense allowance, as set forth in the Employment Agreement.

In addition, under the Employment Agreement, Mr. Teng received a grant of an option to purchase 3,000,000 shares of our common stock at a price of $0.20 per share and the right to receive future option grants in the aggregate amount of 600,000 shares of our common stock at a purchase price of $0.50 per share. The initial option grant is subject to the terms of our 2004 Stock Incentive Plan. Mr. Teng also received a right to immediately appoint one director to our board of directors..

In August 2005, we appointed Leo Chen to our board of directors as the appointee of Mr. Teng.

NOTE 16 - SUBSEQUENT EVENTS, CONTINUED

On September 9, 2005 we signed a non-binding letter of intent to enter into a merger with Protron.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SUBSEQUENT EVENTS, CONTINUED

On September 19, 2005, we executed an agreement with one investor whereby we received $250,000 in immediately available funds through the issuance of a convertible promissory note. The investor also committed an additional $250,000 in funds provided we achieve certain milestones. The convertible promissory note issued bears interest at a rate of 7% per annum and has an initial maturity date of September 19, 2006, which may be extended in the event of the subsequent investment. The note is convertible at any time from the date of issuance into shares of the our common stock at a price per share equal to $0.25. We will pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time after six months of the date of issue. In the event that we elect to prepay the convertible note, the holder of the note may elect within 3 business days to convert all or a portion of the note into shares of our common stock and thus prevent prepayment of the convertible note. In connection with the issuance of the note, the investor was also issued warrants to purchase an aggregate of 200,000 shares of our common stock. The warrants are immediately exercisable, have an exercise price of $0.25 per share and expire five years from the date of issuance. We have also granted certain registration rights related to the shares of its common stock underlying the convertible note and warrants issued to the investor. The value of these warrants will be recorded as debt discount and amortized to interest expense on the effective interest method over the life of the promissory note.

On September 22, 2005, Andy Teng, our chief executive officer and chairman of the board, agreed to convert all of the outstanding unsecured debt owed to him by us into shares of our common stock at a price of $1.00 per share, substantially above current market price. Mr. Teng has been issued 1,000,000 shares of our common stock in exchange for the extinguishment of all amounts owed by us to Mr. Teng and a general release of any and all claims held by him in connection with these debts.

On October 28, 2005, we issued a convertible promissory note to an investor in exchange for $50,000 in immediately available funds. The convertible promissory note bears interest at a rate of 7% per annum and has an initial maturity date of October 28, 2006. The convertible promissory note is convertible at any time into shares of our common stock at a conversion price of $0.25. We are obligated to make interest only payments until the maturity date or until the note is converted or prepaid in full. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time beginning six months after the date of the note. In the event that we elect to prepay the note, the noteholder may elect within three business days to convert all or a portion of the note into shares of our common stock and prevent prepayment of the note. We also issued a warrant to purchase up to 40,000 shares of our common stock. The warrant is exercisable at $0.25 per share, is exercisable immediately and expires five years from the date of issuance. We have also granted certain registration rights related to the shares of our common stock underlying the convertible note and warrants issued to the investor. The value of these warrants will be recorded as debt discount and amortized to interest expense on the effective interest method over the life of the promissory note.

During 2005, we settled certain notes and accounts payable, resulting in gains on extinguishment of debt of approximately $1.4 million.

In November 2005, certain stockholders unilaterally returned 5,867,000 shares of our common stock held by them for no consideration.

On March 8, 2006, the Company, Protron, Protron Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Leo Chen and Alex Chung entered into a definitive Merger Agreement (the "Merger Agreement"), pursuant to which Protron Acquisition, Inc. will be merged with and into Protron, with Protron continuing as the surviving entity as a wholly owned subsidiary of the Company (the "Merger"). At the effective time of the Merger, the Company will issue 74,353,942 shares of its common stock to the stockholders of Protron, representing 70% of the issued and outstanding shares of the Company. Upon the closing of the Merger, the stockholders of Protron will acquire voting control of the Company. The consummation of the Merger is subject to customary closing conditions, including, among others: (i) the approval of the Merger Agreement and the Merger by our stockholders; (ii) the Company having filed all reports required to be filed pursuant to the Securities Exchange Act of 1934, as amended; (iii) receipt of all applicable regulatory approvals; (iv) the absence of any government action prohibiting consummation of the Merger; and
(v) neither the Company nor Protron having suffered any material adverse effect. The terms of the Merger Agreement require that all conditions to closing be satisfied and the Merger completed by December 31, 2006. There can be no assurance that the transaction described above will be completed. A copy of the Merger Agreement has been filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2006.