Form 10-K
period 2005-03-31
DIGITAL LIFESTYLES GROUP INC
filed 2006-06-21
CIK 942650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
                                       or

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

                                                            Yes [ ]  No [ ]

The aggregate market value of the Registrant's voting and non-voting equity held by non-affiliates on June 30, 2005 was $1,547,393.*

As of June 16, 2006 there were 32,865,975 shares of common stock outstanding and no shares of preferred stock outstanding.

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

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                      INDEX

                                                                                                               PAGES

PART I.  .........................................................................................................1
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

         ITEM1A.    RISK FACTORS..................................................................................6

         ITEM1B.    UNRESOLVED STAFF COMMENTS.....................................................................9

         ITEM 2.    PROPERTIES....................................................................................9

         ITEM 3.    LEGAL PROCEEDINGS.............................................................................9

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................9

PART II. ........................................................................................................10

         ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS  AND ISSUER

                    PURCHASES OF EQUITY SECURITIES...............................................................10

         ITEM 6.    SELECTED FINANCIAL DATA......................................................................13

         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........14

         ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................20

         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................20

         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........20

         ITEM 9A.   CONTROLS AND PROCEDURES......................................................................21

         ITEM 9B.   OTHER INFORMATION............................................................................21

PART III.........................................................................................................23

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................23

         ITEM 11.   EXECUTIVE COMPENSATION.......................................................................25

         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

                    STOCKHOLDER MATTERS..........................................................................28

         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................30

         ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.......................................................32

PART IV. ........................................................................................................32

         ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.....................................................32


SIGNATURES.......................................................................................................35



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

On November 2004, we closed a financing transaction with Laurus Master Fund, Ltd., or Laurus, to obtain a $7.5 million credit facility. Our obligations to Laurus under the credit facility are secured by substantially all of our assets (other than intellectual property), including our ownership interests in our operating subsidiaries. As of December 31, 2005, we had borrowed approximately $3.3 million under this facility, net of issuing costs. As of June 16, 2006, we owed approximately $2.0 million under this facility.

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

As of June 16, 2006, we have no business operations other than to assist our secured creditor, Laurus, in liquidating its collateral. We are not current in our reporting obligations with the Securities and Exchange Commission, or SEC. To become current, we must file quarterly reports on Form 10-Q for each of our fiscal quarters ended March 31, June 30 and September 30, 2005 and March 31, 2006. We are working with our auditors to prepare these reports and intend to file them as soon as practicable. Currently, we have $0.1 million in cash, approximately $2.0 million of secured debt and approximately $7.8 million in unsecured debt, substantially all of which is past due. During the fiscal year ending December 31, 2006, we expect to incur costs of approximately $0.8 million, primarily related to operating costs, consisting of rent for office space, utilities, employee compensation, costs of maintaining the company as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing the Company current in its SEC filings, and insurance.

We estimate that our existing capital resources are sufficient to meet our operating and capital needs until July 31, 2006. However, as we have no current sales or other sources of revenue, we depend upon our ability to arrange for additional debt or equity financing to meet our its liquidity requirements beyond July 31, 2006. Due to our lack of operations and inability to generate sales, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, described under the section titled "Recent Sales of Unregistered Securities," as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all.

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

SIGNIFICANT CUSTOMERS

Our sales to significant customers (Sears, Roebuck and Co. in fiscal 2005 and Staples the Office Superstore, Inc., and its affiliates in fiscal 2004 and 2003) represented approximately 12%, 57% and 37% of our total net sales for years ended December 31, 2005, 2004 and 2003, respectively. In April 2005 we ceased all sales of our products.

PRODUCT DEVELOPMENT

For the years ended December 31, 2005, 2004, and 2003, we incurred research and development expenditures of $0.0 million, $0.4 million, and $0.0 million, respectively. In addition, we incurred software development costs, which were capitalized, of $0.6 million in the year ended December 31, 2004. We ceased all research and development efforts in April 2005.

SALES AND MARKETING

For the years ended December 31, 2005, 2004, and 2003, we incurred sales and marketing expenditures of $0.2 million, $2.1 million, and $1.8 million, respectively. We currently have no sales and marketing personnel as all personnel previously employed in our sales and marketing departments were terminated during 2005.

EMPLOYEES

As of December 31, 2005 and December 31, 2004, we had 2 and 90 employees, respectively. Currently, we have 2 employees. Neither of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

WE CURRENTLY HAVE NO BUSINESS OPERATIONS OR REVENUE AND WILL BE REQUIRED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN.

In April 2005 we discontinued all business operations, other than assisting our secured creditor to liquidate its collateral and we currently have no sales or other sources of revenues to generate the cash flows to meet our operating and capital needs, which we expect to be $0.8 million for the fiscal year ending December 31, 2006. As of June 16, 2006, our principal sources of liquidity were cash and cash equivalents of $0.1 million and we have no committed sources of funding. Our current forecast projects that our current cash resources will only be sufficient to fund our operations until July 31, 2006. If we do raise additional debt or equity financing we may be forced to liquidate our remaining assets which are insufficient to meet our obligations to our creditors.

OUR LACK OF FINANCIAL RESOURCES AND SIGNIFICANT INDEBTEDNESS COULD MATERIALLY AFFECT OUR ABILITY TO CONSUMMATE A MERGER OR OTHER STRATEGIC BUSINESS COMBINATIONS.

We currently have no sales or other sources of revenue. Unless we secure additional financing, we may not be able to consumate a merger or other business combination before our existing sources of liquidity are exhausted, in which case we may be forced to liquidate our remaining assets which are to meet our obligations to our creditors. We have and will continue to have a significant amount indebtedness and other obligations. As of June 16, 2006, we had approximately $2.0 million of secured debt and approximately $7.8 million of unsecured debt. Due to our lack of revenue generating operations and significant indebtedness, there can be no assurance that additional financing will be available on acceptable terms to us, or at all.

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

WE HAVE NOT TIMELY FILED QUARTERLY OR ANNUAL REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION SINCE NOVEMBER 2004.

The Company has not filed its quarterly or annual reports required to be filed with the SEC since November 2004, which limits the market liquidity of our common stock and the ability of our stockholders to sell our securities in the secondary market. On April 7, 2006, the Company filed its annual report on From 10-K for the year ended December 31, 2004 and is currently taking action to become current in its reporting obligations but it cannot guarantee that it will do so. If the Company continues to remain delinquent in its filing obligations it may be subject to disciplinarian action by the SEC and may be prevented from trading on the Pink Sheets, LLC.

Due to our failure to remain current in our reporting requirements under the Exchange Act, we are prevented from registering additional securities by means of a S-3 registration statement and we will remain ineligible to use this form for a least one year after we become current in our reporting obligations. This increases the difficulty, time and expense for us to register additional securities and reduces our ability to raise additional capital through public sales of our securities.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In our reports on Form 10-Q for the quarter ended March 31, 2004, June 30, 2004 and September 30, 2004 and our report on Form 10-K for the year ended December 31, 2004, we reported our disclosure controls and procedures were not effective in all material respects as of such periods, and had not been effective as of December 31, 2003. We continue to experience significant deficiencies and material weaknesses in our disclosure controls and procedures, however, we believe that the measures we have implemented in connection with the preparation of this Report, and which are discussed in Item 9A - "Controls and Procedures," have been effective to ensure that our financial statements, and other financial information included in this Report, have been recorded, processed, summarized and reported correctly.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We have 32,865,975 shares of common stock outstanding as of June 16, 2006. In addition, as of June 16, 2006, we had approximately 27,976,000 shares of our common stock reserved for issuance under warrants, stock options and convertible notes.

WE DO NOT HAVE SUFFICIENT AUTHORIZED SHARES OF OUR COMMON STOCK

We have only 50,000,000 shares of common stock authorized for issuance. As of June 16, 2005, we had 32,865,975 shares of common stock issued and outstanding and approximately 27,976,000 shares of our common stock are issuable upon the exercise of warrants and options or the conversion of certain convertible promissory notes. The number of shares of common stock issuable upon the exercise of warrants and options or the conversion of certain convertible promissory notes fluctuates depending upon the current trading price of common stock. In order to provide us the flexibility to raise additional equity, to consummate the proposed merger with Protron or even to have sufficient shares for our existing financial instruments, we will need to amend our certificate of incorporation to increase the authorized number of shares, which would require the approval of our existing stockholders. We are uncertain that we could obtain this approval based on the dilutive effect of the issuance of additional shares of our common stock. Any failure to obtain this approval could adversely affect us and the market for our common stock.

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

ITEM1B.  UNRESOLVED STAFF COMMENTS.

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

ITEM 3.  LEGAL PROCEEDINGS.

At this time, we are not involved in any legal proceedings that our management believes would be material to our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Pink Sheets under the symbol "DLFG.PK."

The following table shows the high and low daily closing sale prices per share of our common stock on the Over-the Counter Bulletin Board and/or Pink Sheets LLC for each quarterly period within the two fiscal years covered by this
Report:

                                                                                            PRICE RANGE
                                                                                ---------------------------------
QUARTER ENDING                                                                        HIGH               LOW
                                                                                ---------------      ------------
March 31, 2004................................................................       $1.17             $0.54
June 30, 2004.................................................................       $0.80             $0.38
September 30, 2004............................................................       $0.68             $0.37
December 31, 2004.............................................................       $0.51             $0.27
March 31, 2005................................................................       $0.65             $0.23
June 30, 2005.................................................................       $0.22             $0.02
September 30, 2005............................................................       $0.52             $0.03
December 31, 2005.............................................................       $0.51             $0.26


As of June 16, 2006, there were approximately 141 holders of record of our common stock, and the closing price on the Pink Sheets LLC was $0.55. During the three months prior to June 16, 2006, the average daily trading volume of our common stock was 50,751 shares. The price of our common stock is generated from small and sporadic trading volumes. As a result, it may be difficult for our stockholders to sell any significant number of shares of our common stock without negatively impacting the sales price.

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

On September 20, 2005, we received $250,000 in immediately available funds, in exchange for the issuance of a convertible promissory note, issued to L. E. Smith. The convertible promissory note is convertible into shares of our common stock at a conversion price of $0.25. The convertible promissory note bears interest at a rate of 7% per annum and has an initial maturity date of September 19, 2006. We also issued a warrant to purchase up to 200,000 shares of our common stock. The warrant is exercisable at $0.25 per share, is exercisable immediately and expires five years from the date of issuance. In 2006, we received an additional $175,000 on this promissory note.

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

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2005. For a description of these plans, please see Note 10, STOCKHOLDERS' EQUITY, to our consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

                                   Number of Securities To
                                   Be Issued Upon Exercise     Weighted Average Exercise        Number of Securities
                                   Of Outstanding Options,        Price of Outstanding           Remaining Available
                                     Warrants And Rights         Options, Warrants and          For Future Issuance
Plan category                                                            Rights
--------------------------------  -------------------------   ------------------------------ --------------------------
Equity compensation plans                      --                           --                         232,500
approved by securities holders

Equity compensation plans not             18,199,000                     $0.47                              --
approved by securities holders

Total                                     18,199,000                     $0.47                         232,500


ITEM 6.   SELECTED FINANCIAL DATA.

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and the notes thereto included elsewhere in this report. The consolidated balance sheet data as of December 31, 2005 and 2004 and the consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 set forth below are derived from, and qualified by reference to, our audited financial statements appearing elsewhere in this Report. The consolidated balance sheet data as of December 31, 2003, 2002 and 2001 and the consolidated statement of operations data for the years ended December 31, 2002 and 2001 are derived from audited consolidated financial statements not included herein.


        STATEMENTS OF OPERATIONS DATA:                                 YEARS ENDED DECEMBER 31,
                                            2005              2004              2003               2002               2001
                                        --------------    -------------    ---------------    ----------------    -------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

        Net sales.....................  $        470    $    48,368        $     77,046       $     65,176         $    73,883
        Cost of sales.................           450         45,721              72,790             58,650              64,872
                                        --------------    -------------    ---------------    ----------------    -------------

        Gross profit..................            20          2,647               4,256              6,526               9,011
        Operating expenses............         2,563         17,464               8,724              8,032               7,273
                                        -------------- -- -------------    ---------------    ----------------    -------------

        Income (loss) from operations.        (2,543)       (14,817)             (4,468)            (1,506)              1,738

        Other (income) expense........        (6,071)          (724)                330                268                (217)
                                        --------------    -------------    ---------------    ----------------    -------------

        Income (loss) before income
        taxes.........................        (8,614)       (14,093)             (4,798)            (1,774)              1,955

        Provision (benefit) for
        income taxes..................            16           (107)                (79)               489                 467
                                        --------------    -------------    ---------------    ----------------    -------------

        Net income (loss).............  $     (8,630)     $ (13,986)       $     (4,719)       $    (2,263)             (1,488)
                                        ==============    =============    ===============    ================    =============

        Basic income (loss) per
        common share..................  $      (0.23)     $   (0.57)       $      (0.31)       $    (0.16)         $      0.15

        Fully-diluted income (loss)
        per common share..............  $      (0.23)         (0.57)       $      (0.31)       $    (0.16)         $      0.13


                                                                          AS OF DECEMBER 31,
                                            2005              2004              2003               2002               2001
                                        --------------    -------------    ---------------    ----------------    -------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
        BALANCE SHEET DATA:

        Cash and cash equivalents.....  $         62      $      466         $      464         $    1,983         $     8,555
        Working capital...............             -          (4,554)             2,133              3,239               5,245
        Total assets..................           178           9,114             15,397             15,183              24,091
        Long-term debt................             -           1,004              2,355              9,263               9,263
        Stockholders' equity (deficit)       (15,794)         (8,204)             5,061               (966)             (3,238)


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

As of December 31, 2005, we have no business operations other than to assist our secured creditor, Laurus, liquidate its collateral. Currently, we have $0.1 million of cash, approximately $2.0 million of secured debt and approximately $7.8 million in unsecured debt, virtually all of which is past due. During the fiscal year ending December 31, 2006, we expect to incur operating costs of approximately $0.8 million, primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing us current in our filings with the Securities Exchange Commission, and insurance. We estimate our existing capital resources are sufficient to meet our operating and capital needs until July 31, 2006. However, as we have no current sales or other sources of revenue, we depend upon our ability to arrange for additional equity or debt financing to meet our liquidity requirements beyond July 31, 2006. Due to our lack of operations and inability to generate sales, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, described under the section titled "Recent Sales of Unregistered Securities" above, as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all.

On September 9, 2005, we announced that we had entered into a non-binding letter of intent to enter into a merger agreement with Protron Digital Corporation, or Protron, a consumer electronics company focused on the manufacture and sale of home entertainment systems. Protron is a privately held company, of which one of its principal owners is Leo Chen, a member of the our board of directors.

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

RESULTS OF CONTINUING OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NET SALES. Our net sales decreased by approximately $47.9 million, or 99% to approximately $0.5 million for the year ended December 31, 2005, compared to approximately $48.4 million for the year ended December 31, 2004. The decrease in net sales was primarily attributable to our decision in April 2005 to discontinue all revenue producing operations.

GROSS PROFIT. We had no gross profit or loss for the year ended December 31, 2005. This represented a decrease of $2.6 million, or 100%, compared to a gross profit of $2.6 million for the year ended December 31, 2004. The decrease in gross profit was primarily attributable to our decision in April 2005 to discontinue all revenue producing operations

OPERATING EXPENSES. Our operating expenses decreased by approximately $15 million, or 86%, to $2.6 million for the year ended December 31, 2005, from $17.5 million for the year ended December 31, 2004. The decrease in operating expenses was attributable to our decision in April 2005 to discontinue all operations.

OTHER INCOME (EXPENSE). Our other expense increased by approximately $6.8 million, or 971%, to $6.1 million for the year ended December 31, 2005, from an other income of $0.7 million for the year ended December 31, 2004. The increase is primarily related to the loss on the disposal assets we experienced during the year ended December 31, 2005 due to the shut down of operations and income during the year ended December 31, 2004, related to the one-time gain from the reversal of an accrual to Microsoft Network.

NET LOSS. We incurred a net loss of $8.6 million for the year ended December 31, 2005. This represented an decrease of $5.4 million, or 39%, compared to a net loss of $14.0 million for the year ended December 31, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Prior to 2004, we financed our operations and met our capital expenditure requirements primarily from cash provided by operations, borrowings from private individuals, and borrowings from financial institutions. As of December 31, 2005, we had approximately $90,000 in cash and cash equivalents compared to approximately $466,000 at December 31, 2004 and $464,000 at December 31, 2003. As of June 16, 2006, our principal sources of liquidity were cash and cash equivalents of $100,000.

We estimate that our existing capital resources are sufficient to meet our operating and capital needs until July 31, 2006. However, we have no current sales or other sources of revenue, are unable to service our debt, and will depend upon additional debt or equity financings to meet our liquidity requirements beyond July 31, 2006. Our limited financial resources could materially affect our ability to consummate a merger or other business combination, on acceptable terms, if at all. Due to our insolvency, stemming from our lack of operations, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, described under the section titled "Debt Obligations" below, as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all. If we are unable to pay our debt as it becomes due we will be forced to consider steps that would protect our assets against our creditors.

DEBT OBLIGATIONS

         Our cash obligations for short-term and long-term debt consisted of:


         Convertible notes payable - other            $         475,000
         Convertible note payable - Laurus                    2,081,000
         Convertible note payable - Alloy                       600,000
                                                      ------------------
         Total debt                                          $3,093,000
                                                      ==================

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

On November 30, 2004, we closed a financing transaction with Laurus to obtain a $7.5 million credit facility. The financing was completed pursuant to a security agreement with Laurus, pursuant to which we issued to Laurus a $2.75 million secured convertible minimum borrowing note, which is structured as a term note, and a $4.75 million secured convertible revolving note, which is structured as a revolving balance note. As of December 31, 2004, we had borrowed approximately $3.3 million under this facility, net of issuing costs. A portion of these funds were used to repay our existing short-term financing. Our obligations to Laurus under the credit facility are secured by substantially all of our assets (other than intellectual property), including our ownership interests in our operating subsidiaries. In May 2005, following the occurrence of a number of events of default under the credit facility, Laurus accelerated our payment obligations and ultimately commenced foreclosure proceedings against all of our assets for failure to make payment. Following the liquidation of all of our accounts receivable, inventories and equipment we presently owe Laurus approximately $2.0 million under this credit facility. On December 8, 2005, we entered into a letter agreement with Laurus whereby we agreed to a payment plan for the outstanding secured debt we owe to Laurus. Under our agreement with Laurus we agreed to make interest only payments to them beginning retroactively on December 1, 2005, until the earlier of the consummation of a merger with Protron or February 20, 2006. On February 15, 2006, Laurus agreed to extend the date that interest only payments would be made until March 1, 2006. Our agreement with Laurus provides that on the date we consummate a merger with Protron, in full satisfaction of our debt to Laurus, we will pay Laurus $950,000 in cash and issue to them that number of shares of our common stock that is equal to $950,000, based upon a conversion price of the 30 day average volume weighted average price calculated as of the date prior to the merger. On March 1, 2006, Laurus agreed to indefinitely extend our right to make interest only payments to them, subject to our assurances that we will use our best efforts to consummate a merger with Protron as soon as is practicable.

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

On April 1, 2005, we issued to Alloy Marketing and Promotions, LLC a subordinated convertible promissory note in the principal amount of approximately $600,000. The note was issued in payment of a similar amount due to Alloy for services provided to us by Alloy in 2004. The note is unsecured and matures upon demand by Alloy. Alloy may convert the note into shares of our common stock at any time at a conversion price equal to 75% of fair market value of the common stock, defined as the lesser of (i) the average of the closing prices of the common stock for the five trading days immediately prior to the first to occur of (A) the date on which we include the registration of the resale of the common stock issuable upon conversion of the note in a registration statement filed with the SEC and (B) any date on which Alloy delivers to us a notice of conversion, or (ii) the closing price of the common stock for the trading day immediately prior to the first to occur of such dates. We may prepay the note at any time without penalty or premium. In connection with the subordinated convertible promissory note we entered into a registration rights agreement with Alloy, pursuant to which we agreed to use our commercially reasonable efforts to file with the SEC a registration statement for offerings to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, with respect to the resale of the shares of common stock issuable upon the conversion of the note. We are obligated to pay Alloy a cash fee, as liquidated damages, equal to 1.50% of the original principal amount of the note for each thirty day period, beginning April 1, 2005, until the registration statement is declared effective. We would also have to make similar payments if the registration statement, after it is declared effective, ceases to be effective for more than twenty consecutive calendar days or more than thirty days in the aggregate during a year, or the common stock is not listed or quoted or is suspended from trading on any trading market for three consecutive trading days, and such suspension shall not have been lifted within thirty days or the common stock is not listed on another trading market. We accrued $90,000 in liquidated damages thru December 31, 2008 under this agreement.

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

On September 20, 2005, we received $250,000 in immediately available funds, in exchange for the issuance of a convertible promissory note, issued to L.E. Smith ("Smith"). The convertible promissory note is convertible into shares of our common stock at a conversion price of $0.25. The convertible promissory note issued bears interest at a rate of 7% per annum and has an initial maturity date of September 19, 2002. We will pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time six months after the date of issuance. In the event that we elect to prepay the convertible note, Mr. Smith may elect within three business days to convert all or a portion of the note into common stock and thus prevent prepayment of the convertible note. We also issued a warrant to purchase up to 200,000 shares of our common stock. The warrant is exercisable at $0.25 per share, is exercisable immediately and expires five years from the date of issuance. In 2006, we received an additional $175,000 from Mr. Smith under this promissory note.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table sets forth, as of December 31, 2005, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

                                                                     PAYMENT DUE BY PERIOD
                                              -----------------------------------------------------------------------
                                                         LESS THAN ONE                                   MORE THAN 5
CONTRACTUAL OBLIGATIONS                       TOTAL           YEAR        1 - 3 YEARS    3 - 5 YEARS        YEARS
---------------------------------             ---------- --------------   ------------   ------------   -------------
Long-term debt obligations                    $   3,093    $   3,093       $     --        $     --       $     --
Operating lease obligations                   $     --     $     --        $     --        $     --       $     --
Purchase obligations                          $     --     $     --        $     --        $     --       $     --
---------------------------------             ---------- --------------   ------------   ------------   -------------
Total                                         $   3,093    $   3,093       $     --        $     --       $     --
                                              ========== ==============   ============   ============   =============

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. We do not believe that we have any material exposure to interest rate risk. We did not experience a material impact from interest rate risk during fiscal 2005.

Currently, we do not have any significant investments in financial instruments for trading or other speculative purposes, or to manage our interest rate exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's Consolidated Financial Statements and notes thereto appear on pages F-3 through F-30.

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

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as a result of material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005. A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

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

In April 2005 our management team decided to cease all ongoing operations, except for operations related to helping our secured creditor, Laurus Master Fund, Ltd. liquidate their collateral. In June 2005 four members of our board of directors resigned, along with the individuals serving as our chief executive officer, chief financial officer, vice president, general counsel and secretary. Following the end of operations in April 2005, we suffered a significant reduction in our staff, including all members of our accounting staff. As a result we have been unable to timely implement our quarter and year end closing procedures and have failed to timely file our periodic reports with the SEC for the quarters ended March 31, June 30, September 30 and December 31, 2005 and March 31, 2006.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that, other than as described below, during the fiscal year ended December 31, 2005, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth, as to our chief executive officer and chief financial officer, and as to each of the other four most highly compensated executive officers whose compensation exceeded $100,000 during fiscal 2005 (referred to as the named executive officers), information concerning all compensation paid for services to us in all capacities for each of the three years ended December 31, 2005.

                                                          Annual Compensation                                 Long-Term
                                                                                                         Compensation Awards

                                                                                                                       Other
                                                                                   Other Annual      Securities        Annual
                                       Fiscal                                      Compensation      Underlying     Compensation
Name and Principal Position             Year        Salary            Bonus             ($)           Options           ($)
-----------------------------------    --------    ----------       -----------    --------------    -----------    -------------
Andy Teng (1)                           2005        $30,000             --              --            3,000,000          --

chief executive officer, chief          2004                            --              --               --              --
financial

officer and chairman of the board       2003       $112,000             --              --               --          14,084 (2)


Kent Savage (3)                         2005        $53,600             --              --               --              --

chief executive officer                 2004       $200,000          $150,000           --           3,624,787           --

                                        2003          --                --              --               --              --


Ted Muftick (4)                         2005        $47,400             --              --               --              --

chief financial officer                 2004       $175,000             --              --           1,158,355           --

                                        2003          --                --              --               --              --


Richard Shyu (5)                        2005          --                --              --               --              --

Vice President, General                 2004        $31,541             --              --               --              --

Counsel and Secretary                   2003       $138,672    (6)      --              --               --         $11,230 (7)


Bill Wilson (8)                         2005        $41,900             --              --               --              --

Vice President, General                 2004       $150,000             --              --            196,735            --

Counsel and Secretary                   2003          --                --              --               --              --

---------------

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




The following table shows for the fiscal year ended December 31, 2005, certain information regarding options granted to the named executive officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                     Individual Grants

                                                 Percent of
                                                   Total
                               Number of          Options
                               Securities        Granted To       Exercise
                               Underlying        Employees        For Base
                                Options          in Fiscal          Price         Expiration         Grant Date Potential
Name                          Granted (#)         year (1)         ($/sh)            Date          Realizable Value ($)(2)
-------------------------    ---------------    -------------    ------------    --------------    -------------------------
Andy Teng                    3,000,000 (3)         100%             $0.20           8/10/08              $0.00/$0.00

---------------

(1) Options to purchase an aggregate of 3,000,000 shares were granted to employees in fiscal year 2005.

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


                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR, AND FISCAL YEAR END OPTION VALUES

The following table shows (i) the number of shares acquired and value realized from option exercises by each of the named executive officers during the fiscal year ended December 31, 2005, and (ii) the number and value of the unexercised options held by each of the named executive officers on December 31, 2005:


                                                             NUMBER OF SECURITIES
                                                             UNDERLYING OPTIONS AT             VALUE OF UNEXERCISED
                                                              FISCAL YEAR-END (#)              IN-THE-MONEY OPTIONS
                                                         ------------------------------    -----------------------------
                           SHARES           VALUE
                         ACQUIRED ON      REALIZED
NAME                    EXERCISE (#)         ($)         EXERCISABLE      UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
--------------------    --------------   ------------    -------------    -------------    ------------    -------------
Andy Teng                    --              --            999,960         2,000,040        $239,990         $480,009

---------------
(1) The value of unexercised in-the-money options at fiscal year is calculated based on a closing price per share of $0.44 for our common stock on December 30, 2005, as reported by the Pink Sheets, LLC, less the per share exercise price multiplied by the number of shares issuable upon exercise of the option.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2005. For a description of these plans, please see Note 10, STOCKHOLDERS' EQUITY, to our consolidated financial statements provided under Part II, Item 8 of this Report.

                                   Number of Securities To
                                   Be Issued Upon Exercise     Weighted Average Exercise        Number of Securities
                                   Of Outstanding Options,        Price of Outstanding           Remaining Available
Plan category                        Warrants And Rights         Options, Warrants and          For Future Issuance
                                                                         Rights
----------------------------------  -------------------------  -----------------------------   --------------------------
Equity compensation plans                      --                           --                          232,500
approved by securities holders

Equity compensation plans not              18,199,000                    $0.47                               --
approved by securities holders

Total                                      18,199,000                    $0.47                          232,500


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of June 16, 2006, concerning beneficial ownership of shares of our common stock held by (1) each person or entity known by us to own beneficially more than five percent of our outstanding common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all of our current directors and executive officers as a group. This information as to beneficial ownership has been furnished by our respective stockholders, directors and executive officers and, unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

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

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Percentages are calculated based on 32,865,975 shares outstanding as of June 16, 2006. The address for the officers and directors is our corporate office located at 727 Brea Canyon Road #6, Walnut, California 91789.

                                                                                Beneficial Ownership(1)
                                                                        ----------------------------------------

                                                                        Number of Shares           Percent of
Beneficial Owner                                                               (#)                 Total (%)
----------------------------------------------------------------------  ------------------       ---------------

Andy Teng
chief executive officer, chief financial officer and Chairman of the
Board                                                                           7,449,000 (2)        20.4%

Leo Chen
Director                                                                               --              *

Samuel J. Furrow, Jr.
Director                                                                        3,178,411 (3)         9.4%




Marc B. Crossman
5804 E. Slauson Avenue
Commerce, CA 90040                                                              3,128,411 (4)         9.4%

Suhail Rizvi
177 Broad Street, 12th Floor
Stamford, CT 06901                                                              2,193,433 (5)         7.0%

J&M Interests, LLC
5804 E. Slauson Avenue
Commerce, CA 90040                                                              3,128,411 (4)         9.4%

Lan Plus, Inc. Employee Stock Ownership Plan
801 S. Sentous Street
City of Industry, CA 91748                                                      4,253,567 (6)        13.4%

John J. Gorman IV
5404 Mary Anna
Austin, TX 78746                                                                3,368,496 (7)        10.6%

Richard Shyu
1162 Paloma Drive
Arcadia, CA 91007                                                               1,922,589 (8)         6.0%

Schottenfeld Qualified Associates, L.P.
800 3rd Avenue #10
New York, NY 10022                                                              3,251,445 (9)        10.2%

Laurus Master Fund, Ltd.
c/o M&C Corporate Services Limited
P.O. Box 309 GT
Ugland House
South Church Street
George Town, Grand Cayman, Cayman Islands                                       7,868,411 (10)       19.3%

All directors and executive officers as a group (three persons)                10,627,411            27.4%
*        Indicates less than one percent.

-----------------------
(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G and Forms 3 and 4 filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 32,865,975 shares of common stock outstanding on June 16, 2006, adjusted as required by rules promulgated by the Commission.





(2) Includes (i) 1,208,000 shares held for Mr. Teng's personal account, (ii) up to 2,641,000 shares of unallocated common stock held by the Lan Plus, Inc. Employee Stock Ownership Plan (the "ESOP") on which Mr. Teng has the right to foreclose pursuant to a note issued by the ESOP to Mr. Teng. J&M Interests has the right to purchase two-thirds of any shares currently held by the ESOP on which Mr. Teng forecloses, and (iii) 3,600,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held by Mr. Teng.

(3) Includes (i) 2,250,000 shares issuable upon the exercise of currently exercisable warrants held by J&M Interests, LLC (Mr. Crossman and Mr. Furrow are the managing members of J&M Interests), (ii) 878,411 shares held directly by J&M Interests, and (iii) 50,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held by Mr. Furrow.

(4) Includes (i) 2,250,000 shares issuable upon the exercise of currently exercisable warrants held by J&M Interests, and (ii) 878,411 shares held directly by J&M Interests. Mr. Crossman and Mr. Furrow, the managing members of J&M Interests, have the power to vote and dispose of such securities.

(5) Includes (i) 1,318,144 shares held directly by Rizvi-DC LLC (Mr. Rizvi serves as the managing member of Rizvi-DC), (ii) 433,526 shares held by R-2 Group Holdings, LLC (Mr. Rizvi serves as the managing member of R-2 Group Holdings), and (iii) 441,763 shares issuable upon the exercise of currently exercisable warrants held by R-2 Group Holdings.

(6) Alan Weissman, the trustee of the Lan Plus, Inc. Employee Stock Ownership Plan, has the power to vote and dispose of such securities.

(7) Includes (i) 21,053 shares held directly by Mr. Gorman, (ii) 902,357 shares issuable upon the exercise of currently exercisable warrants held by Mr. Gorman, (iii) 42,106 shares held by two trusts benefiting Mr. Gorman's children, for which Mr. Gorman's spouse is the trustee, (iv) 1,402,980 shares issuable upon the exercise of currently exercisable warrants held by two trusts benefiting Mr. Gorman's children (Mr. Gorman's spouse is the trustee of the trusts) and (v) 1,000,000 shares issuable upon the exercise of currently exercisable warrants held by Westech Capital Corporation (Mr. Gorman is chairman and chief executive officer of Westech).

(8)  All shares are held for Mr. Shyu's personal account.

(9) Includes (i) 2,167,630 shares held directly by Schottenfeld Qualified Associates, L.P. and (ii) 1,083,815 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) warrants held by Schottenfeld Qualified Associates, L.P. To the best of our knowledge, no filings have been made by Schottenfeld Qualified Associates, L.P. regarding its holdings of shares of our stock.

(10) Includes (i) 2,692,308 shares issuable upon the exercise of currently exercisable warrants held by Laurus Master Fund, Ltd. and (ii) and 5,176,103 shares issuable upon the conversion of currently convertible promissory notes issued by us in favor of Laurus Master Fund, Ltd.


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

In 2005, as part of the liquidation of our assets, Laurus negotiated the sale of a portion of our inventory to Mr. Teng who was not a member of our management at that time. The total proceeds received from Mr. Teng were approximately $460,000, which were remitted to Laurus.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us for fiscal 2005 and 2004 by Corbin & Company LLP:


                                              Year Ended December 31                    Percentage of Services
                                   ----------------------------------------------  ----------------------------------
                                           2005                    2004                  2005              2004
---------------------------------  ----------------------  ----------------------  -----------------  -----------------
Audit fees                                $84,765                $169,480                100%              84%
Audit-related fees                          --                    $17,165                 --                8%
Tax fees                                    --                    $16,130                 --                8%
All other fees                              --                      --                    --                --
                                   ----------------------  ----------------------  -----------------  -----------------
Total fees                                $84,765                $202,775                100%              100%
                                   ======================  ======================  =================  =================


                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.


(a)      (1)   FINANCIAL  STATEMENTS - See Index to  Consolidated  Financial
               Statements  of this Annual
               Report on Form 10-K.
         (2)   FINANCIAL STATEMENT SCHEDULES - All financial statement
               schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
         (3)   EXHIBITS - See Exhibit Index on page 33 of this Annual Report on
               Form 10-K.

EXHIBIT INDEX

  EXHIBIT  DESCRIPTION
    NO.

     3.1  Restated Certificate of Incorporation of Registrant. (1)

     3.2  Amended and Restated Bylaws of Registrant (2)

     4.1  Specimen Certificate for Common Stock (2)

     4.2  Registration Rights Agreement by and among Registrant, Glenbrook
          Group, LLC and J&M Interests, LLC, dated December 9, 2003 (3)

     4.3 Convertible Promissory Note, dated April 1, 2005, issued by Registrant in favor of Alloy Marketing and Promotions, LLC. (10)

     4.4 Form of Convertible Promissory Note, issued by Registrant in favor of certain accredited investors in September and October 2005. (4)

     4.5 Form of Common Stock Purchase Warrant, issued by Registrant in favor of certain accredited investors in September and October 2005. (4)

     4.6 Form of Registration Rights Agreement entered into by Registrant and certain accredited investors in September and October 2005. (4)

     4.7 Form of Registration Rights Agreement, dated December 8, 2005, by and between Registrant and Laurus Master Funds, Ltd.(7)

     4.8  Common Stock Purchase Warrant issued by Registrant to J&M Interests,
          LLC.(2)

     4.9 Registration Rights Agreement, dated as of September 9, 2004, by and among the Registrant, Westech Capital Corporation as designee of Tejas
          Securities Group, Inc. and certain investors of Registrant (5).

     4.10 Warrant, dated as of September 9, 2004, issued by Registrant to Westech Capital Corporation.(5)

     4.11 Secured Revolving Note, dated as of November 29, 2004, issued by
          Registrant to Laurus Master Fund, Ltd. (1)

     4.12 Secured Convertible Minimum Borrowing Note, dated as of November 29,
          2004, issued by Registrant to Laurus Master Fund, Ltd. (1)

     4.13 Warrant, dated as of November 29, 2004, issued by Registrant to Laurus
          Master Fund, Ltd. +

     10.1 Summary of Executive Officers' Compensation. +

     10.2 Employment Agreement, dated August 10, 2005, by and between Registrant and Andy Teng (6)

     10.3 Stock Option Agreement dated August 10, 2005, by and between
          Registrant and Andy Teng. (6)

     10.4 Letter Agreement, dated December 8, 2005, by and between Laurus Master
          Fund, Ltd. and Registrant. (7)

     10.5 Letter Agreement, dated February 15, 2006, by and between Laurus
          Master Fund, Ltd. and Registrant. (8)

     10.6 Merger Agreement, dated March 8, 2006, by and among Registrant,
          Protron Acquisition, Inc., Protron Digital Corporation, Leo Chen and
          Alex Chung. (9)

     10.7 Security Agreement, dated as of November 29, 2004, by and among Registrant, Laurus Master Fund, Ltd., and certain subsidiaries of
          Registrant (1)

     10.8 Stock Pledge Agreement, dated as of November 29, 2004, by and among
          Registrant and Laurus Master Fund, Ltd. (1)





     10.9 Subsidiary Guaranty, dated as of November 29, 2004, by certain subsidiaries of Registrant in favor of Laurus Master Fund, Ltd (1)

     21.1 List of subsidiaries of Digital. (1)

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

     +    Filed herewith.

     (1) Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 7, 2006.

     (2) Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

     (3) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2003.

     (4) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2005.

     (5)  Incorporated by reference to Registrant's Quarterly Report on Form
          10-Q filed with the Securities and Exchange Commission on November 15,
          2004.

     (6) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2005.

     (7) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2005.

     (8) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2006.

     (9) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2006.

     (10) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2005.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIGITAL LIFESTYLES GROUP, INC.



Dated: June 21, 2006                    /s/ Andy Teng
                                        ----------------------------------------
                                        Andy Teng
                                        Chief Executive Officer,
                                        Chief Financial Officer and
                                        Chairman of the Board

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


                    Name                                         Position                               Date
---------------------------------------------    ------------------------------------------    -----------------------

                                                 Chief Executive Officer, Chief Financial
                                                 Officer and Chairman of the Board
                                                 (Principal Executive Officer and
                                                 Principal Financial and Accounting
/s/ Andy Teng                                    Officer)                                      June 21, 2006
---------------------------------------------
Andy Teng


/s/ Leo Chen                                     Director                                      June 21, 2006
---------------------------------------------
Leo Chen


/s/ Samuel J. Furrow, Jr.                        Director                                      June 21, 2006
---------------------------------------------
Samuel J. Furrow, Jr.



                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              Pages
Report of Independent Registered Public Accounting Firm.........................................................F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004....................................................F-3

Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003:

Consolidated Statements of Operations...........................................................................F-4

Consolidated Statements of Stockholders' Equity (Deficit).......................................................F-5

Consolidated Statements of Cash Flows...........................................................................F-6

Notes to Consolidated Financial Statements..............................................................F-7 to F-30


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Digital Lifestyles Group, Inc. and subsidiaries
Walnut, California

We have audited the accompanying consolidated balance sheets of Digital Lifestyles Group, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in
Note 1 to the consolidated financial statements, the Company has recurring losses and has negative cash flow from operations for each of the last three fiscal years and ceased operations during 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Corbin & Company, LLP


Irvine, California
June 12, 2006


                         DIGITAL LIFESTYLES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS                                                                                   DECEMBER 31,
                                                                          -------------------------------------------

                                                                                 2005                   2004
                                                                          --------------------   --------------------
Current assets:
   Cash and cash equivalents                                              $               62        $           466
   Accounts receivable, net of allowance for doubtful accounts
     of $0 and $1,584 in 2005 and 2004, respectively                                     116                  4,087
   Inventories                                                                             -                  2,201
   Prepaid expenses and other current assets                                               -                    218
                                                                          --------------------   --------------------
      Total current assets                                                               178                  6,972

Equipment, net                                                                                                2,044
Other assets                                                                               -                     98
                                                                          --------------------   --------------------
      Total assets                                                        $              178     $            9,114
                                                                          ====================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                       $            6,502     $            7,398
   Accrued expenses                                                                      252                    902
   Convertible notes payable, net of debt discount                                     3,032                  1,576
   Line of credit                                                                          -                    331
   Notes payable - current portion                                                         -                  1,319
                                                                          --------------------   --------------------
      Total current liabilities                                                        9,786                 11,526

Note payable to related party                                                              -                  1,004
Derivative and warrant liabilities                                                     6,186                  4,788
                                                                          --------------------   --------------------
                                                                                      15,972                 17,318
                                                                          --------------------   --------------------

Commitments and contingencies
Stockholders' equity (deficit):
   Preferred stock, $0.01 par value; 5,000 shares authorized,
   none issued and outstanding, liquidation preference of $0                               -                      -

   Common stock, $0.03 par value; 50,000 shares authorized,
   32,866 and 37,648 shares issued and outstanding in 2005
   and 2004, respectively                                                                986                  1,130
   Additional paid-in capital                                                         15,388                 14,204
   Accumulated deficit                                                              (25,961)               (17,331)
                                                                          --------------------   --------------------
                                                                                     (9,587)                (1,997)
   Less: unearned ESOP shares                                                        (6,207)                (6,207)
                                                                          --------------------   --------------------
      Total stockholders' equity (deficit)                                          (15,794)                (8,204)
                                                                          --------------------   --------------------

      Total liabilities and stockholders' equity (deficit)                $             178                  9,114
                                                                           ====================   ====================



          See accompanying notes to consolidated financial statements

                         DIGITAL LIFESTYLES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------------
                                                                  2005               2004                 2003
                                                             ---------------    ----------------    ------------------
Net sales                                                    $         470      $       48,368      $         77,046
Cost of sales                                                          450              45,721                72,790
                                                             ---------------    ----------------    ------------------
      Gross profit                                                      20               2,647                 4,256

Operating expenses
   Selling and marketing                                               246               2,055                 1,783
   Research and development                                              -                 409                     -
   General and administrative (including impairment
      loss on goodwill of $0, $3,492, and $590,
      respectively)                                                  2,317              15,000                 6,941
                                                             ---------------    ----------------    ------------------

      Total operating expenses                                       2,563              17,464                 8,724
                                                             ---------------    ----------------    ------------------

Operating loss                                                      (2,543)            (14,817)               (4,468)
                                                             ---------------    ----------------    ------------------

Other income (expense):
   Loss on disposal of assets                                       (4,553)                  -                     -
   Interest expense                                                 (1,529)             (1,152)                 (598)
   Change in fair value of derivative and
      warrant liabilities                                           (1,297)                407                     -
   Gain on debt settlement                                           1,115                   -                     -
   Interest income                                                       -                  18                    19
   Other income, net                                                   193               1,451                   249
                                                             ---------------    ----------------    ------------------
        Total other income (expense)                                (6,071)                724                  (330)
                                                             ---------------    ----------------    ------------------

Loss before (benefit) provision for income taxes                    (8,614)            (14,093)               (4,798)

(Benefit) provision for income taxes                                    16                (107)                  (79)
                                                             ---------------    ----------------    ------------------

Net loss                                                      $     (8,630)     $      (13,986)     $         (4,719)
                                                             ===============    ================    ==================

Basic and diluted net loss per share                          $      (0.23)              (0.57)                (0.31)
                                                             ===============    ================    ==================

Weighted average outstanding shares used in computing
   basic and diluted net loss per share                         37,213,461          24,658,000            15,184,000
                                                             ===============    ================    ==================


                                                 DIGITAL LIFESTYLES GROUP, INC.
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         Accumulated                        Total
                                                             Additional     Other     Unearned           Stockholders' Comprehensive
                    Preferred Stock        Common Stock       Paid-in   Comprehensive   ESOP    Retained    Equity        Income
                  Shares       Amount    Shares      Amount   Capital       Loss       Shares   Earnings   (Deficit)      (Loss)
                ----------    --------   --------    -------  ----------  ----------- --------  --------- ----------   -------------

Balance at
 January 1, 2003   1,350      $  14      14,943      $ 448    $  3,953    $    (7)    (6,563)   $ 1,189    $  (966)

Change in unrealized
 gain on  marketable
 securities            -          -          -          -            -          7          -          -          7        $    7
Release of guarantee
 of ESOP loan payable  -          -          -          -        9,114          -          -          -      9,114             -

Sale of common shares  -          -       4,000        120         880          -          -          -      1,000             -
Stock-based compensation-
 warrants issued to new
 investor group        -          -          -                     625          -          -          -        625             -
Net loss               -          -          -          -            -          -          -      (4,719)   (4,719)       (4,719)
                ----------    --------   --------    -------  ----------  ----------- --------  --------- ----------   -------------

Comprehensive loss                                                                                                      $ (4,712)
                                                                                                                          ========

Balance at
 December 31, 2003 1,350         14      18,943        568      14,572          -     (6,563)     (3,530)    5,061

Stock based
  compensation         -          -           -          -          78          -          -           -        78
Conversion of
  preferred stock (1,350)       (14)      4,254        128        (114)         -          -           -         -
Sale of common stock   -          -      14,451        434       4,180          -          -           -     4,614
Reclassification of
  warrants to
  liabilities          -          -           -          -      (4,172)         -          -           -          -       (4,172)
Reversal of accrued
  dividends payable    -          -           -          -           -          -          -           -       185           185
Release of ESOP
 shares due to
  DOL audit            -          -           -          -           -          -        356           -       356
Decrease in value
 of released ESOP
 shares                -          -           -          -        (340)         -          -           -      (340)
Net loss               -          -           -          -           -          -          -     (13,986)  (13,986)      $(13,986)
                ----------    --------   --------    -------  ----------  ----------- --------  --------- ----------   -------------

Comprehensive loss                                                                                                       $(13,986)
                                                                                                                          ========
Balance at
  December 31, 2004    -      $   -       37,648    $ 1,130    $ 14,204    $    -    $(6,207)   $(17,331)  $(8,204)

Conversion of debt
  owed to shareholder  -          -        1,000         30         974         -          -           -     1,004
Common stock returned
  to Company by
  shareholders         -          -       (5,858)      (176)        176         -          -           -         -
Exercise of warrants
  by holders           -          -           76          2          34         -          -           -        36
Net loss               -          -            -          -           -         -          -      (8,630)   (8,630)     $ (8,630)
                ----------    --------   --------    -------  ----------  ----------- --------  --------- ----------   -------------

Comprehensive loss                                                                                                      $ (8,630)
                                                                                                                          ========

Balance at
  December 31, 2005    -      $   -       32,866     $  986    $ 15,388     $   -     $(6,207)  $(25,961)   $(15,794)
                ==========    ========   =========   ========= ========    ========== ======== ========== ===========  =============



                         DIGITAL LIFESTYLES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------------------
                                                                                 2005              2004              2003
                                                                             --------------    -------------    ---------------
 Cash flows from operating activities
Net loss                                                                     $     (8,630)     $   (13,986)      $     (4,719)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   113              341                331
      Impairment loss on goodwill                                                       -            3,492                590
      Change in fair value of derivative and warrant liabilities                    1,297             (407)                 -
      Amortization of debt discount and issuance costs                              1,306               36
      Realized and permanent gains on marketable securities                             -                -               (285)
      Gain on relief of indebtedness                                               (1,115)               -                  -
      Stock and stock rights issued for services                                       21               78                625
      Provision for losses on accounts receivable                                       -              673                631
      Non-cash ESOP contribution                                                        -               16                  -
      Loss on disposal of assets                                                    4,553                -                 (5)
      Changes in operating assets and liabilities, net of acquisition:
         Accounts receivable                                                        2,041            1,837             (4,330)
         Inventories                                                                1,262            1,279               (302)
         Prepaid expenses and other current assets                                    218              355                (13)
         Other assets                                                                  98              (16)                (6)
         Accounts payable                                                            (962)           1,688              1,723
         Accrued expenses                                                            (651)             543               (112)
         ESOP interest payable                                                          -                -                405
         Accrued royalties                                                              -           (1,400)                 4
                                                                             --------------    -------------    ---------------
   Net cash used in operating activities                                             (449)          (5,471)            (5,463)
                                                                             --------------    -------------    ---------------

Cash flows from investing activities:
   Proceeds from the sale of fixed assets                                           1,063                -                 33
   Purchases of equipment and software development costs                             (148)          (1,677)              (168)
   Proceeds from sale of securities and redemption of certificates of
      deposit                                                                           -                -              1,798
                                                                             --------------    -------------    ---------------

   Net cash (used in) provided by investing activities                                915          (1,677)              1,663
                                                                             --------------    -------------    ---------------

Cash flows from financing activities:
   Net proceeds (repayments) under line of credit                                       -              331                  -
   Proceeds from convertible note payable, net of issuance costs                      375            2,464                 71
   Borrowings from related party                                                        -              504              3,306
   Repayment on borrowings from related party                                           -             (500)            (2,306)
   Repayment on ESOP advances                                                           -             (210)                 -
   Advances from ESOP                                                                   -                -                210
   Sale of common stock and exercise of warrants,
       net of issuance costs                                                           36            4,614              1,000
   Payments on notes payable                                                       (1,281)            (53)                  -
                                                                             --------------    -------------    ---------------

   Net cash provided by (used in) financing activities                               (870)          7,150               2,281
                                                                             --------------    -------------    ---------------

Net change in cash and cash equivalents                                              (404)              2              (1,519)

Cash and cash equivalents, beginning of year                                          466             464               1,983
                                                                             --------------    -------------    ---------------

Cash and cash equivalents, end of year                                       $         62             466                 464
                                                                             ==============    =============    ===============


                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Digital Lifestyles Group, Inc. ("Digital" "we," "our," "us," or the "Company") (formerly Northgate Innovations, Inc. or "Northgate") and Digital's wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

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

As we lacked sufficient funds required to renew our license with Microsoft and were unable to distribute or sell our products, our management team decided to cease all ongoing operations, except for operations related to helping our secured creditor, Laurus Master Fund, Ltd. ("Laurus"), liquidate their collateral (see Notes 7 and 16). As a result of the liquidation effort, the Company generated cash to repay $1,063,000 of the outstanding principal owed to Laurus, resulting in a loss on disposition of assets of $4,553,000.

As of December 31, 2005, we have no business operations other than to assist our secured creditor, Laurus, liquidate its collateral. Currently, we have $0.1 million of cash, $2.0 million of secured debt and approximately $7.8 million in unsecured debt, virtually all of which is past due. During the fiscal year ending December 31, 2006, we expect to incur costs of approximately $0.8 million primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing the Company current in its SEC filings, and insurance.

We currently have capital resources sufficient to meet our operating and capital needs for approximately the next two months. However, as we have no current sales or other sources of revenue, we depend upon our ability to arrange for additional debt or equity financing to meet our liquidity requirements. Due to our insolvency stemming from our lack of operations, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of certain of our financial instruments, consisting primarily of cash and cash equivalents, receivables, accounts payable and accrued expenses, line of credit, notes payable and related-party notes payable approximates fair value due to the short-term nature of these agreements. The fair value of the convertible notes payable is not determinable because equivalent instruments are difficult to locate and certain of the notes are in default.

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

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

As a result of our shut down of operations in 2005, we wrote down inventory balances to the amounts ultimately realized upon their liquidation (see Note 1). We have no inventory as of December 31, 2005.

EQUIPMENT

Equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from three to five years. Leasehold improvements are stated at cost and amortization is computed using the straight-line method over the shorter of the useful life of the asset or the term of the lease. Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

As a result of our shut down of operations in 2005, we wrote down equipment balances to the amounts ultimately realized upon their liquidation (see Note 1). We have no equipment as of December 31, 2005.

SOFTWARE DEVELOPMENT COSTS

In 2004, we capitalized software development costs pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to our customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software's estimated economic life of approximately three years. Amortization of software development costs was $0 during the years ended December 31, 2005 and 2004, as product sales had not yet commenced.

We reviewed the unamortized software development costs in 2005 upon the Company's shut-down of operations and wrote down the balance to $0 (see Note 1). Software development costs were reflected as a component of equipment in the consolidated balance sheets (see Note 3).

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

We have adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not to be amortized, and effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise. We have decided to perform the impairment test on goodwill as of December 31. Based on our analysis as of December 31, 2003, we determined that $590,000 of the recorded goodwill balance was impaired and was written down. During the year ended December 31, 2004, we chose to abandon the business line associated with our goodwill. As a result, the remaining amount of goodwill totaling $3,492,000 was impaired and written down.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

LONG-LIVED ASSETS

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary. The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined. We believe that software development costs and tooling became fully impaired due to the shut-down of operations in 2005 and were written down in 2005 as part of the loss on disposal of assets (see Note
1). We have no long-lived assets as of December 31, 2005.

CONCENTRATIONS

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Sales are primarily concentrated in the United States and we have primarily offered consumers personal computers and related products through distribution channels that include large electronic and office supply retailers, television shopping networks and mail order catalogues. We perform credit evaluations on our customers and we provide allowances for potential credit losses and product sales returns. Due to the shutdown of business operations in 2005, we wrote down accounts receivable to the amounts that we were able to collect subsequent to 2005 (see Note 1). We have an accounts receivable balance of approximately $116,000 at December 31, 2005, which was collected in 2006.

For the years ended December 31, 2005, 2004 and 2003, major customers accounted for approximately 12%, 57%, and 48%, respectively, of total sales. At December 31, 2005 and 2004, $0 and $2,700,000, respectively, of accounts receivable related to these customers.

For the years ended December 31, 2005, 2004, and 2003, major suppliers accounted for 11%, 11%, and 11%, respectively, of total purchases.

The following table sets forth our accounts receivable reserves for the years ended December 31, 2005, 2004 and 2003:

                                                                      (in thousands)
                                      Balance as of                                                   Balance as of
                                        January 1,           Additions            Deductions          December 31,
                                     -----------------    -----------------     ----------------    ------------------
             2005                          $    1,584          $         -            $   1,584                     -

             2004                          $      911          $       673            $       -           $     1,584

             2003                          $      280          $       631            $       -            $      911


                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

We had a nonexclusive licensing agreement with Microsoft for various operating system and application software for which we were obligated to pay Microsoft a licensing fee. Purchases from Microsoft were approximately $0.1 million, $5.7 million, and $6.1 million for the years ended December 31, 2005, 2004, and 2003, respectively. Microsoft terminated this license in April 2005 due to the Company's failure to pay outstanding licensing fees (see Note 1). Currently we owe Microsoft approximately $1,378,000 in outstanding licensing fees.

In 1999, we entered into an Internet access and portal co-marketing agreement with Microsoft and the Microsoft Network ("MSN") to provide Internet access to our end users, for which we paid MSN a subscriber fee. Under this agreement, MSN also had the obligation to pay us for the end users that continued as subscribers to MSN. This agreement was terminated in July 2001. During the second quarter of 2004, based in part on correspondence with MSN and discussion with our outside legal counsel, we eliminated our estimate of accruals related to our liability for certain subscriber fees to MSN, resulting in reduction of the accrual and the recognition of other income of $1.4 million.

DERIVATIVE FINANCIAL INSTRUMENTS

Our derivative financial instruments consist of embedded derivatives related to Laurus notes entered into on November 30, 2004 and the Alloy note (see Note 7). The embedded derivatives include the conversion feature, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of all derivatives at December 31, 2005 totaled approximately $6,186,000. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 212% - 364%, risk free interest rate of 2.11% - 4.39%, and expected life of 3-10 years.

The derivatives are classified as long-term liabilities (see Note 7).

For the years ended December 31, 2005 and 2004, the net increase (decrease) in the derivative and warrant liabilities was approximately $1,297,000 and ($407,000), respectively, which is recorded as a component of other income (expense) in the accompanying consolidated statements of operations.

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

For sales of merchandise owned and warehoused by us, revenue was recognized when title to products sold had transferred to the customer in accordance with shipping terms. We also sold merchandise from suppliers on a "drop-ship" basis. We took title to this merchandise from the time it was shipped by the supplier until the time it was received by the customer.

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

ADVERTISING REVENUE AND COSTS

Advertising revenue is recognized upon receipt of income. Advertising costs are charged to expense as incurred. Net advertising expense was $80,000, $123,000, and $227,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in operating expenses.

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

STOCK-BASED COMPENSATION

We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. At December 31, 2005, we have one stock-based employee compensation plan, which is described more fully in Note 10. We account for this plan under the recognition and measurement principles of Accounting Principles Bulletin Opinion ("APB") No. 25, and related interpretations. No stock-based employee compensation cost related to this plan is reflected in the statement of operations in 2005 and 2003, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the dates of grant. In 2004, we recognized $49,000 in compensation expense under APB 25 in connection with the vested portion of certain options granted which had exercise prices less than the fair market value of the common stock underlying the options on the date of grant. The following table illustrates the effect on net loss and loss per share if we had applied the minimum value recognition bprovisions SFAS No. 123, to stock-based employee compensation:

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2005                  2004                 2003
                                                       -----------------      ----------------    ------------------

Net loss, as reported                                    $      (8,630)      $       (13,986)     $       (4,719)

Add:

     Stock-based compensation expense under APB 25                    -                    49                   -

Deduct:

     Total stock-based compensation expense under

       fair value based method for all awards, net of

       related tax effects                                         (90)               (1,771)                (16)
                                                          -------------       --------------       -------------

Pro forma net loss                                       $      (8,720)      $       (15,708)     $       (4,735)
                                                          =============       ==============       =============

Basic and diluted loss per share  - as reported          $       (0.23)      $         (0.57)     $        (0.31)
                                                          =============       ===============      =============

Basic and diluted loss per share - pro forma             $       (0.23)      $         (0.64)     $        (0.31)
                                                          =============       ==============       ==============


In accordance with SFAS No. 123, during 2005, 2004 and 2003, we recorded approximately $21,000, $29,000 and $625,000, respectively, in compensation expense related to warrants issued to purchase 175,000, 60,000 and 2,500,000 shares, of our common stock, respectively. The compensation expense is included in operating expenses in the accompanying consolidated statements of operations (see Note 12).

401(K) PLAN

We offer a 401(k) plan that covers all full time employees who are not a covered by a collective bargaining agreement. Employees are eligible for the plan following one year of service. Expenses relating to the 401(k) plan were approximately $0, $0, and $1,800 for the years ended December 31, 2005, 2004, and 2003, respectively.

Effective June 30, 2005, we discontinued our 401(k) plan and all participant accounts became fully vested and were liquidated.

NET LOSS PER SHARE

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if other commitments to issue common stock were exercised.

Since we reported losses for 2005, 2004, and 2003 basic and diluted weighted average shares are the same for those years, as the effect of potentially dilutive shares are anti-dilutive and thus not included in the diluted loss per share calculation. Additional potential dilutive shares are 10,454,000, 7,849,000, and 1,850,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PRODUCT LICENSES

From time to time, we receive notices from companies and individuals asserting exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry and/or our business. We evaluate each claim relating to its products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology nor do these agreements protect us from trade secret, copyright or other violations by us, or our suppliers in developing or selling these products. Liabilities are recorded when claims asserted are probable and such costs to the Company can be estimated. No such costs have been recorded during the years ended December 31, 2005, 2004 or 2003.

COMPREHENSIVE INCOME

We have adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the year ended December 31, 2003, the difference between net loss and comprehensive loss was unrealized gains on available-for-sale securities of $7,000. There was no difference between net loss and comprehensive loss for the years ended December 31, 2005 and 2004.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment," to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, and supersedes APB No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We are required to apply SFAS 123(R) beginning January 1, 2006. We are in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on our overall results or operations or financial position.

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

NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories consist of the following (in thousands):

                                                                                         December 31,
                                                                          ------------------------------------------
                                                                                 2005                   2004
                                                                          -------------------    -------------------
Raw material                                                            $              -        $           2,201
WIP and finished goods                                                                 -                        -
                                                                         ---------------         ----------------

                                                                        $              -        $           2,201
                                                                         ===============         ================

Equipment consists of the following at December 31 (in thousands):

                                                                                         December 31,
                                                                          ------------------------------------------
                                                                                 2005                   2004
                                                                          -------------------    -------------------

Machinery and equipment                                                 $              -          $        1,808
Software                                                                               -                     991
Leasehold improvements                                                                 -                     391
Vehicles                                                                               -                      34
Furniture and fixtures                                                                 -                     110
                                                                         ---------------         ---------------
                                                                                       -                   3,334

Less accumulated depreciation and amoritization                                        -                  (1,290)
                                                                         ---------------         ---------------

                                                                        $              -        $          2,044
                                                                         ===============         ===============

Depreciation and amortization expense on equipment was approximately $113,000, $341,000, and $331,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 4 -GOODWILL IMPAIRMENT

In response to uncertain macroeconomic conditions, deteriorating margins and a significant operating loss for 2003 and in connection with the employment of the new management team and the addition of new members to the Company's board of directors, we initiated a strategic review of our core business and began to develop a new business plan to launch a hardware and software offering targeted at what we believed was an untapped segment of the personal computer and Internet market. The strategic review triggered an impairment evaluation of the intangible assets related to our acquisition in 2002, resulting in a write-down of these intangible assets totaling $590,000 during the year ended December 31, 2003. During the fourth quarter ended December 31, 2004, we chose to abandon the business associated with our acquisition in 2002. As a result, the remaining amount of goodwill, totaling $3,492,000, was impaired and written down.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITION AND GOODWILL IMPAIRMENT, CONTINUED

The following represents the changes in the goodwill balance for the three years ended December 31, 2005:

           Balance, January 1, 2003                       $       4,082,000
           Impairment loss on goodwill                             (590,000)
                                                           ----------------
           Balance, December 31, 2003                             3,492,000

           Impairment loss on goodwill                           (3,492,000)
                                                           -----------------
           Balance, December 31, 2004 and 2005                            -
                                                           =================


NOTE 5 - SHORT-TERM FINANCING

At December 31, 2003, we had a $2,500,000 revolving credit facility with a commercial bank. The facility expired in January 2004.

In February 2004, we entered into a purchase and sale agreement with a financial institution. Under the terms of that agreement, we assigned certain of our accounts receivable to the financial institution for immediate cash in the amount of 75% of the assigned receivables. We also received a portion of the remaining balances of the assigned accounts receivable, depending on how soon after assignment the financial institution received payment on those accounts. Under this arrangement, we had an effective interest rate of approximately 3.0% to 4.0% per month. Our obligations to this financial institution were paid in full as of December 31, 2004 and replaced with financing from Laurus (see Note
7).

NOTE 6 - NOTES PAYABLE

At December 31, 2004, we had a $1,319,000 note payable to an individual. Interest on the note was payable monthly at 9% and the note was due January 1, 2005. No accrued but unpaid interest is included in accrued expenses at December 31, 2005 and 2004, respectively. In 2005, this note was settled for $70,000 resulting in a gain on settlement of debt of approximately $1,115,000.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

At December 31, 2005, we had $100,000 of convertible notes payable to an individual, dated June 18, 1999. Interest was payable at 10% per annum through December 18, 2000 and is payable at 12% thereafter. The note and accrued interest were due December 18, 2000. The note is convertible at $20.00 per share and is currently in default. Management has held settlement discussions with the note holder but has been unable to reach a settlement for payment.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTE PAYABLE, CONTINUED

On November 30, 2004, we entered into a $7,500,000 secured credit facility with Laurus. The facility consisted of a $4,750,000 convertible revolving note and a $2,750,000 convertible term note. We initially borrowed approximately $3,255,000 under this facility, net of issuance costs of $287,000, which represented $2,750,000 under the convertible term note and $792,000 under the convertible revolving note. These funds were used to fund the repayment of existing short-term financing (see Note 6). The outstanding balance of the revolving note and the principal balance of the term note are convertible into shares of our common stock, subject to certain limitations set forth in the agreement based upon the stock's trading volume and Laurus' ownership position. The conversion price of the notes is $0.39 per share, which is a premium over the average closing price of our common stock over the ten trading days preceding the execution of the agreement, with conversion reset rights if we issue any shares for less than the initial conversion price. In connection with the credit facility, we also issued to Laurus warrants to purchase up to 3,846,154 shares of our common stock at $0.44 per share (70% of these warrants were vested at December 31, 2004). We agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of our common stock issuable to Laurus upon conversion of the term note and exercise of the warrants. Failure to file such a registration statement timely and to maintain its effectiveness will subject us to liquidated damages as defined in the registration rights agreement. The notes are due on November 29, 2007 and bear interest at the prime rate plus 2% (9.25% at December 31, 2005), subject to downward adjustment based on our common stock price. Our obligations to Laurus under the credit facility are secured by substantially all of our assets (other than intellectual property rights), including our ownership interests in our operating subsidiaries.

The convertible revolving note balance was $0 and $331,000 at December 31, 2005 and 2004, respectively, and is classified as line of credit in the accompanying consolidated balance sheets The convertible term note balance at December 31, 2005, was $2,018,000 and is classified as part of convertible notes in the accompanying consolidated balance sheet (see below).

The notes include certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which have been recorded at their fair value.

As the Laurus notes are not conventional debt, we were also required to record the related vested warrants at their fair market value. The total of the Laurus related derivative and warrant liability as of November 30, 2004 totaled $1,023,000. We recorded the value of the warrants and the embedded derivatives to debt discount, which will be amortized to interest expense over the term of the notes. In addition, we incurred debt issuance costs of $287,000, which are also recorded to debt discount and will be amortized to interest expense over the term of the notes. Amortization expense for debt discount for the years ended December 31, 2005 and 2004 was $144,000 and $36,000, respectively. In 2005, the remaining debt discount balance of $1,130,000 was amortized into interest expense as a result of the default (see below).

At December 31, 2005, we have shown all of the convertible note balance as a current liability because of the default in early 2005 (see below).

On May 4, 2005, we received a notice from Laurus that a number of events of default had occurred and were existing under the Security Agreement entered into by us and Laurus in connection with the credit facility. As a result of our failure to cure these defaults, Laurus commenced foreclosure proceedings against all of our assets. We presently owe Laurus approximately $2.0 million under the credit facility. On December 8, 2005, we entered into a letter agreement with Laurus whereby we agreed to a payment plan for the outstanding secured debt we owe to Laurus (the "Payment Plan"). We agreed to make interest only payments beginning retroactively on December 1, 2005, until the earlier of the consummation of a merger with Protron or February 20, 2006. On February 15, 2006, Laurus agreed to extend the Payment Plan until March 1, 2006. The Payment Plan provides that on the date we consummate a merger with Protron, in full satisfaction of our debt to Laurus, we will pay Laurus $950,000 in cash and issue to them that number of shares of our common stock that is equal to $950,000, based upon a conversion price of the 30 day average volume weighted average price calculated as of the date prior to the merger. On March 1, 2006, Laurus agreed to indefinitely extend our right to make-interest only payments to them, subject to our assurances that we will use our best efforts to consummate a merger with Protron as soon as is practicable. If we settle our obligation to Laurus under the Payment Plan, we intend to record a gain on the settlement of the debt.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE, CONTINUED

On April 1, 2005, we issued to Alloy Marketing and Promotions, LLC ("Alloy") an unsecured subordinated convertible promissory note in the principal amount of approximately $600,000 in payment of services provided to us by Alloy in 2004. The note matures upon demand by Alloy and may be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of fair market value of the common stock, defined as the lesser of (i) the average of the closing prices of the common stock for the five trading days immediately prior to the first to occur of (A) the date on which we include the registration of the resale of the common stock issuable upon conversion of the note in a registration statement filed with the Securities and Exchange Commission and (B) any date on which Alloy delivers to us a notice of conversion, or (ii) the closing price of the common stock for the trading day immediately prior to the first to occur of such dates. We may prepay the note at any time without penalty or premium. In connection with the subordinated convertible promissory note, we entered into a registration rights agreement with Alloy, pursuant to which we agreed to use our commercially reasonable efforts to file with the SEC a registration statement for offerings to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, with respect to the resale of the shares of common stock issuable upon the conversion of the note. We are obligated to pay Alloy a cash fee, as liquidated damages, equal to 1.50% of the original principal amount of the note for each thirty day period, beginning April 1, 2005, until the registration statement is declared effective. We would also have to make similar payments if the registration statement, after it is declared effective, ceases to be effective for more than twenty consecutive calendar days or more than thirty days in the aggregate during a year, or the common stock is not listed or quoted or is suspended from trading on any trading market for three consecutive trading days, and such suspension shall not have been lifted within thirty days or the common stock is not listed on another trading market. Through December 31, 2005, we have accrued $81,000 as liquidated damages under this agreement.

On September 19, 2005, we executed an agreement with one investor whereby we received $250,000 in immediately available funds through the issuance of a convertible promissory note. The investor also committed an additional $250,000 in funds provided we achieve certain milestones. As of December 31, 2005, we had received $325,000 on this note and $175,000 was received subsequent to subsequent to December 31, 2005. The convertible promissory note bears interest at a rate of 7% per annum and has an initial maturity date of September 19, 2006, which may be extended in the event of the subsequent investment. The note is convertible at any time from the date of issuance into shares of our common stock at a price per share equal to $0.25. We will pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time after six months of the date of issue. In the event that we elect to prepay the convertible note, the holder of the note may elect within 3 business days to convert all or a portion of the note into shares of our common stock and thus prevent prepayment of the convertible note. In connection with the issuance of the note, the investor was also issued warrants to purchase an aggregate of 200,000 shares of our common stock. The warrants are immediately exercisable, have an exercise price of $0.25 per share and expire five years from the date of issuance. We have also granted certain registration rights related to the shares of its common stock underlying the convertible note and warrants issued to the investor. The value of these warrants have been recorded as debt discount of $64,000 and amortized to interest expense on the effective interest method over the life of the promissory note. $16,000 of amortization expense has been recorded during 2005 for this debt discount.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 28, 2005, we issued a convertible promissory note to an investor in exchange for $50,000 in immediately available funds. The convertible promissory note bears interest at a rate of 7% per annum and has an initial maturity date of October 28, 2006. The convertible promissory note is convertible at any time into shares of our common stock at a conversion price of $0.25. We are obligated to make interest only payments until the maturity date or until the note is converted or prepaid in full. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time beginning six months after the date of the note. In the event that we elect to prepay the note, the noteholder may elect within three business days to convert all or a portion of the note into shares of our common stock and prevent prepayment of the note. In connection with the issuance of the note, the investor was also issued warrants to purchase an aggregate of 40,000 shares of our common stock. The warrant is exercisable at $0.25 per share, is exercisable immediately and expires five years from the date of issuance. We have also granted certain registration rights related to the shares of our common stock underlying the convertible note and warrants issued to the investor. The value of these warrants have been recorded as debt discount of $16,000 and amortized to interest expense on the effective interest method over the life of the promissory note. Approximately $3,000 of amortization expense has been recorded during 2005 for this debt discount.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE, CONTINUED

Convertible notes payable are summarized as follows at December 31,:

                                                                                 2005                   2004
                                                                          --------------------   --------------------
Convertible note payable to a third party with an interest
rate of 7% per annum, due September 19, 2006, net of unamortized debt
discount of $48,000                                                     $        277,000        $               -

Convertible note payable to a third party with an interest rate of 7% per annum, due October 27, 2006, net of unamortized debt
discount of $13,000                                                               37,000                        -

Convertible note payable to a third party with an interest rate of 10% per annum, matured in December, 2000, currently in default.
Default interest rate is 15%. Late payments also incur a
late fee of 6% per month                                                         100,000                  100,000

Convertible note payable to a third party, payable upon demand                   600,000                        -

Convertible credit facility with a related party, with an interest rate of approximately 12% as of December 31, 2005, currently in default. Payment is due upon completion of a merger with another company. Net of unamortized
debt discount of $0 and $1,274,000, respectively                               2,018,000                1,476,000
                                                                         ---------------         ----------------

                                                                        $      3,032,000        $       1,576,000
                                                                         ===============         ================

NOTE 8 - INCOME TAXES

The components of the income tax provision (benefit) were as follows for the years ended December 31 (in thousands):

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2005                  2004                 2003
                                                       -----------------      ----------------    ------------------
         Current                                       $             16      $        (107)        $      (79)

         Deferred                                                     -                   -                  -
                                                        ---------------       -------------         ----------

                                                       $             16      $        (107)        $      (79)
                                                        ===============       ============          ==========

For the years ended December 31, 2005, 2004, and 2003, income tax provision
(benefit) differed from the amounts computed applying the federal statutory rate of 34% to pre-tax loss as follows (in thousands):

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2005                  2004                 2003
                                                       -----------------      ----------------    ------------------

Computed "expected" tax benefit                          $      (2,929)        $    (4,755)         $  (1,631)

Increase in income taxes resulting

  from expenses not deductible for tax purposes                     28                  60                 55

Goodwill impairment                                                  -               1,397                236

State and local income taxes, net of federal effect               (577)               (839)              (275)

Increase in valuation allowance                                   3,494              4,030              1,536
                                                          -------------         ----------           --------

                                                         $           16        $      (107)         $     (79)
                                                          =============         ==========           =========


                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes consist of the following at December 31 (in thousands):

                                                                                         December 31,
                                                                          -------------------------------------------
                                                                                 2005                   2004
                                                                          -------------------    --------------------

Deferred tax assets:
     Net operating loss carryforward                                    $         11,730          $        6,799
     Reserves and allowances                                                           -                     908
     Other                                                                            40                      66
     Less valuation allowance                                                    (11,082)                 (7,588)
                                                                         ----------------          -------------

         Total deferred tax assets                                                   688                     185
                                                                         ---------------           -------------

Deferred tax liabilities:

     Changes in fair value of derivative and warrant liabilities                    (688)                   (169)
     Fixed assets                                                                      -                     (16)
                                                                         ---------------           --------------

         Total deferred tax liabilities                                             (688)                   (185)
                                                                         ----------------          --------------

                                                                        $             -           $            -
                                                                         ================          ==============


We have federal and state net operating loss carryforwards of approximately $35,000,000 and $27,000,000, respectively. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. As a result, we have not recorded approximately $10,000,000 of carryforwards in the accompanying table of deferred taxes. The remaining net operating loss carryforwards will expire at various dates through 2025 for federal purposes and 2015 for state purposes, if not utilized. As of December 31, 2005 all such loss carryforwards have been reserved, due to the likelihood that such amounts will not be utilized before expiration.

NOTE 9 - RELATED PARTY TRANSACTIONS

During 2003, we received advances of approximately $3,306,000 from Mr. Teng. We repaid approximately $2,306,000 of these advances during 2003. During January 2004, we recorded an additional $500,000 in repayments to Mr. Teng. Mr. Teng returned the $500,000 on February 2, 2004. The advances from Mr. Teng recorded by us and the payments to Mr. Teng on the recorded advances were not approved by our board of directors. In 2004, we received a demand from Mr. Teng, for repayment of $1,210,000 in advances, including $210,000 discussed below. In April 2004, Mr. Teng filed suit to collect this amount. We paid interest on the outstanding advances during the year at 3.5%. Total interest expense related to these advances was approximately $0, $0 and $18,000 for 2005, 2004 and 2003, respectively. In September 2005, we settled this debt (see below).

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

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS, CONTINUED

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

On September 22, 2005, Andy Teng, our chief executive officer and chairman of the board, agreed to convert all of the outstanding unsecured debt owed to him by us into shares of our common stock at a price of $1.00 per share, substantially above current market price. Mr. Teng has been issued 1,000,000 shares of our common stock in exchange for the extinguishment of all amounts owed by us to Mr. Teng and a general release of any and all claims held by him in connection with these debts. No gain on extinguishment of debt is recorded on this transaction since Mr. Teng is a related party.

In 2005, as part of the liquidation of our assets, Laurus negotiated the sale of a portion of our inventory to Mr. Teng who was not a member of our management at that time. The total proceeds received from Mr. Teng were $460,000, which were remitted to Laurus (see Note 1).

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

On September 14, 2004, we completed a private placement of our equity securities in which we raised approximately $4.6 million in net proceeds for working capital. The private placement was completed pursuant to a Securities Purchase Agreement, dated September 9, 2004, with certain investors, including our previous chief financial officer and entities affiliated with our previous chief executive officer and an outside director (see Note 9). Under the terms of that agreement, we sold an aggregate of 14,450,858 shares of our common stock and warrants to purchase an aggregate of 7,225,426 shares of our common stock. The common stock and warrants were sold as a unit, with each investor receiving a warrant to purchase one share of common stock, at the exercise price of $0.475 per share, for every two shares of common stock purchased by such investor. The purchase price for each unit was $0.346 per share of common stock purchased. Included in the total units sold were 450,867 shares of our common stock and warrants to purchase 225,433 shares of our common stock issued to a financial advisor in lieu of cash commissions. We also issued warrants to purchase 1,000,000 shares of common stock to an affiliate of the financial advisor for services performed in connection with the private placement. Pursuant to a related registration rights agreement, we are required to register the shares issued, as well as the shares underlying the warrants issued.

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY, CONTINUED

STOCK SPLIT AND CONVERSION

On September 3, 2004, at the instruction of the administrative committee of our ESOP, a co-trustee of the ESOP elected to convert 1,350,000 shares of our Series A Preferred Stock, which constitutes all of the issued and outstanding shares of our preferred stock, into 4,253,567 shares of our common stock (see Note 11).

During 2005, we issued 1,000,000 shares of common stock for the settlement of a $1,004,000 related party note payable (see Note 9).

During 2005, certain stockholders unilaterally returned 5,858,000 shares of our common stock held by them for no consideration. In connection with the return of these shares, approximately 76,000 related warrants were exercised for $36,000. The unexercised warrants related to the returned shares were retained by the holders thereof.

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

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY, CONTINUED

The following table summarizes employee stock option activity:

                                                                                                Weighted
                                                                          Number of          Average Price
                                                                           Options             Per Share
                                                                       -----------------    -----------------
Oustanding at January 1, 2003                                               582,000            $      1.37

     Granted                                                                      -                      -

     Exercised                                                                    -                      -

     Cancelled                                                             (370,000)                 (1.05)
                                                                       -----------------    -----------------

Outstanding at December 31, 2003                                            212,000                   1.93

     Granted                                                              6,674,000                   0.87

     Exercised                                                                    -                      -

     Canceled                                                              (129,000)                  1.28
                                                                       -----------------    -----------------

Outstanding at December 31, 2004                                          6,757,000                   0.90

     Granted                                                              3,000,000                   0.20

     Exercised                                                                    -                      -

     Canceled                                                            (6,707,000)                  0.78
                                                                       -----------------    -----------------

Outstanding at December 31, 2005                                          3,050,000            $      0.21
                                                                       ==============             ==========

Exercisable at December 31, 2005                                          1,050,000            $      0.22
                                                                       ==============             ==========

Weighted average fair value of options granted in 2005                                         $      0.03
                                                                                                  ==========

Weighted average fair value of options granted in 2004                                         $      0.75
                                                                                                  ==========


                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY, CONTINUED

The following table summarizes information about our employee stock options outstanding at December 31, 2005:

                                               Options Outstanding                          Options Exercisable
                               ----------------------------------------------------    -------------------------------
                                                   Weighted
                                                   Average
                                                   Remaining           Weighted                           Weighted
         Range of                                 Contractual          Average                             Average
     Exercise Prices               Number         Life (Years)      Exercise Price        Number          Exercise
                                                                                                            Price
---------------------------    ---------------   ---------------    ---------------    -------------    --------------
          $0.20                  3,000,000         2.77             $   0.20           1,000,000        $    0.20

          $0.64                     50,000         8.31             $   0.64              50,000        $    0.64

Pro forma information (see Note 2) regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model on the date of grant in 2005 and 2004 using the following assumptions: (i) no dividend yield, (ii) average volatility of 212% and 364%, respectively, (iii) weighted average risk free interest rate of approximately 4.37% and 3.64%, respectively, and (iv) average expected life of the options of 3 years.

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

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN, CONTINUED

We make annual contributions to the ESOP equal to a minimum of the ESOP's required debt service less dividends received by the ESOP. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. As shares are released from collateral, we report compensation expense equal to the current market price of the shares and the released shares become outstanding for earnings-per-share computations. We recognized no compensation expense for the years ended December 31, 2005 and 2003. For the year ended December 31, 2004, we recognized $16,000 of non-cash compensation expense related to the value of the 47,991 additional shares of our common stock allocated to the ESOP participants as a result of the DOL audit (see below). Dividends on released ESOP shares are recorded as a reduction of retained earnings; dividends on unreleased ESOP shares are recorded as a reduction of debt and accrued interest when paid. ESOP interest expense related to the ESOP note was $0, $0, and $405,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

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

On or about December 16, 2002, we were informed that the Pension and Welfare Benefits Administration of the Department of Labor ("DOL") had selected our ESOP for review. The DOL raised issues regarding a transaction between Mr. Teng and the ESOP in December 1999, as well as other minor questions. As part of the transaction between Mr. Teng and the ESOP in December 1999, Mr. Teng sold shares of our common stock to the ESOP in connection with the ESOP's establishment. The DOL indicated that this transaction might have been a prohibited transaction because the purchase price of the shares was above their fair market value at the time of the transaction. During August through October 2004, we made numerous corrections related to the ESOP based on the DOL investigation, one of which was to allocate 47,991 additional shares of our common stock to ESOP participants. In December 2004, the DOL issued a final report on its investigation, indicating it would take no further action against us, the ESOP, the administrative committee, or Mr. Teng.

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

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN, CONTINUED

Common shares held by the ESOP as of December 31, 2005 and 2004, respectively:


                                                                                         (in thousands)

                                                                                          December 31,
                                                                                -----------------------------------
                                                                                     2005               2004
                                                                                ---------------    ----------------
Allocated shares                                                                         1,613               1,613
Shares released for allocation                                                               -                   -
Unreleased (unearned) shares
                                                                                ---------------    ----------------
                                                                                         2,641               2,641
                                                                                ---------------    ----------------

Total ESOP shares
                                                                                         4,254               4,254
                                                                                ==============     ===============

Fair value of unreleased (unearned shares)(based on closing price of our         $      1,162             $    268
stock)                                                                           ==============     ===============


In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the years ended December 31, 2005, 2004 and 2003, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period.

During 2003, we received advances from the ESOP of $210,000 that were non-interest bearing and due on demand. In 2004, we repaid these advances.

NOTE 12 - WARRANTS

The following table summarizes our warrant and non-employee option activity:

                                                                Number of Warrants        Weighted Average
                                                                                           Exercise Price
                                                                --------------------     --------------------
Outstanding and exercisable at January 1, 2003                         231,000             $          5.61

          Granted                                                    2,500,000                        0.50

          Exercised                                                          -                           -

          Canceled                                                           -                           -
                                                                   -----------              --------------

Outstanding and exercisable at December 31, 2003                     2,731,000                        0.93

          Granted                                                   12,132,000                        0.47

          Exercised                                                          -                           -

          Canceled                                                     (53,000)                       8.57
                                                                   -----------              --------------

Outstanding and exercisable at December 31, 2004                    14,810,000                        0.52

          Granted                                                      415,000                        0.29



                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - WARRANTS, CONTINUED

          Exercised                                                    (76,000)                     (0.48)

          Canceled                                                           -                           -
                                                                   -----------              --------------

Outstanding at December 31, 2005                                    15,149,000             $          0.52
                                                                   ===========              ==============

Exercisable at December 31, 2005                                    13,995,000             $          0.52
                                                                   ===========              ==============

Weighted average fair value of warrants granted                           2005             $          0.24
                                                                                            ==============

                                                                          2004             $          0.52
                                                                                            ==============

                                                                          2003             $          0.25
                                                                                            ==============

The following table summarizes information about our warrants outstanding at December 31, 2005:

                                              Warrants Outstanding                          Warrants Exercisable
                               ----------------------------------------------------    -------------------------------
                                                   Weighted
                                                    Average
                                                   Remaining           Weighted                           Weighted
         Range of                                 Contractual          Average                             Average
     Exercise Prices               Number         Life (Years)      Exercise Price        Number          Exercise
                                                                                                            Price
---------------------------    ---------------   ---------------    ---------------    -------------    --------------
      $0.44 - $0.50             14,970,000              4.56        $     0.46        13,816,000        $    0.47

          $1.50                    100,000              0.30        $     1.50           100,000        $    1.50

          $2.50                     12,000              0.50        $     2.50            12,000        $    2.50

         $10.00                     67,000              0.02        $    10.00            67,000        $   10.00
                              ------------                                           -----------

     $0.44 - $10.00             15,149,000              4.51        $     0.52        13,995,000        $    0.52
                              ============                                           ===========

In December 2003, we committed to issue 2,500,000 warrants at $0.50 per share (exercisable through December 2008) to a consultant pursuant to a six-month consulting agreement. As these shares were fully vested and nonforfeitable at the date of the agreement and we determined that no future benefit would be derived from the consulting agreement in 2004, we measured the value of the entire warrant issuance at December 31, 2003 and recorded such value to consulting expenses in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services." The value was determined in accordance with the Black-Scholes formula under SFAS No. 123, and totaled $625,000.

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

                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - WARRANTS, CONTINUED

During 2005, approximately 76,000 warrants were exercised. Also in 2005, we issued 175,000 fully vested warrants to consultants valued at $21,000.

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

NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                             2005                  2004                 2003
                                                       -----------------      ----------------    ------------------
(In thousands)

Cash paid during year ended:
     Interest                                           $           124      $           949      $          168

     Income taxes                                       $             -      $             -      $            -



Non-cash investing and financing activities:

     Reversal of dividends payable                      $             -      $           186      $            -

     Release of guarantee of ESOP loan payable          $             -      $             -      $        9,114

     Notes payable refinanced                           $                    $           792      $            -

     Laurus derivative and warrant liabilities          $                    $         1,023      $            -

     Conversion of note payable to common stock         $         1,004      $             -      $            -

     Other warrants reclassified from equity            $             -      $         4,143      $            -



                         DIGITAL LIFESTYLES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES

We lease office space under a month-to-month operating lease agreement. Minimum annual operating lease commitments at December 31, 2005 are approximately $22,000. Rent expense for the years ended December 31, 2005, 2004 and 2003 totaled $605,000, $493,000, and $445,000, respectively. We have accrued the amounts we owe under the abandoned leases of the Company's two previous locations through December 31, 2005.

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

NOTE 16 - SUBSEQUENT EVENTS

In January 2006, we issued 80,000 options to two consultants for services. In March 2006, we issued 50,000 options to a consultant for services. We are committed to issue to Mr. Teng 300,000 additional options under his employment agreement.

In early 2006, $175,000 was received from a creditor under a convertible note payable agreement. The note is due in September 2006 and accrues interest at the rate of 7% per annum.

In 2006, we entered into a Merger Agreement with Protron Digital Corporation and modified our payment plan with Laurus. Please see Note 1 and Note 7 above for a description of these transactions.