Form 10-Q
period 2005-03-31
DIGITAL LIFESTYLES GROUP INC
filed 2006-08-11
CIK 942650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR



            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------

                        Commission file number 333-113140

                         Digital Lifestyles Group, Inc.
             (Exact name of registrant as specified in its charter)

                   Delaware                                   13-3779546
         (State or Other Jurisdiction                      (I.R.S. Employer
       of Incorporation or Organization)                Identification Number)

            727 Brea Canyon Road #6
              Walnut, California                                 91789
   (Address of Principal Executive Offices)                   (Zip Code)

                                 (909) 869-0595
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

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

Yes     [ ]           No     [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 1, 2006 there were 32,865,975 shares of common stock, par value $0.03 per share, outstanding and no shares of preferred stock, par value $0.01 per share.

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2005



                                      INDEX



                                                                           Pages

Part I.       Financial Information
   Item 1.    Consolidated Financial Statements:

              Consolidated Balance Sheets as of
              March 31, 2005 (unaudited) and December 31, 2004...............1

              Consolidated Statements of Operations for Each of
              the Three-Month Periods Ended March 31, 2005 (unaudited)
              and March 31, 2004 (unaudited).................................2

              Consolidated Statements of Stockholders' Deficit for the
              Three-Month Period Ended March 31, 2005 (unaudited)............3

              Consolidated Statements of Cash Flows for Each of the Three-Month Periods Ended March 31, 2005 (unaudited)
              and March 31, 2004 (unaudited).................................4

              Notes to Consolidated Financial Statements (unaudited).........5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................23

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk....32

   Item 4.    Controls and Procedures.......................................32

Part II.      Other Information

   Item 1.    Legal Proceedings.............................................35

   Item 1A.   Risk Factors..................................................35

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...35

   Item 3.    Defaults Upon Senior Securities...............................36

   Item 4.    Submission of Matters to a Vote of Security Holders...........36

   Item 5.    Other Information.............................................36

   Item 6.    Exhibits......................................................37

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                           As of                 As of
                                                                       March 31, 2005      December 31, 2004
                                                                     ------------------    ------------------

                                                                      (unaudited)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $           117       $            466
  Accounts receivable, net of allowance for doubtful accounts
      of $1,588 and $1,584 in 2005 and 2004, respectively                       1,278                  4,087
  Inventories, net                                                              1,398                  2,201
  Prepaid expenses and other current assets                                       176                    218
                                                                     ------------------    -------------------
      Total current assets                                                      2,969                  6,972

NON CURRENT ASSETS:
  Equipment, net                                                                2,116                  2,044
  Other assets                                                                     98                     98
                                                                     ------------------    -------------------
      Total assets                                                    $         5,183       $          9,114
                                                                     ==================    ===================

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                    $         7,229       $          7,398
  Accrued expenses                                                                835                    902
  Convertible notes payable                                                     1,620                  1,576
  Line of credit                                                                    -                    331
  Note payable to related party                                                 1,004                  1,004
  Notes payable                                                                 1,063                  1,319
                                                                     ------------------    -------------------
      Total current liabilities                                                11,751                 12,530

NON CURRENT LIABILITIES:
  Derivative and warrant liabilities                                            3,141                  4,788
                                                                     ------------------    -------------------
      Total liabilities                                                        14,892                 17,318

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.01 par value; 5,000 shares authorized,                                              -
      0 shares issued and outstanding, liquidation
      preference of $0
  Common stock, $0.03 par value; 50,000 shares authorized,
      37,648 shares issued and outstanding                                      1,130                  1,130
  Additional paid-in capital                                                   14,204                 14,204
  Accumulated deficit                                                        (18,836)               (17,331)
                                                                     ------------------    -------------------
                                                                              (3,502)                (1,997)

  Less: Unearned ESOP shares                                                  (6,207)                (6,207)
                                                                     ------------------    -------------------

      Total stockholders' deficit                                             (9,709)                (8,204)
                                                                     ------------------    -------------------

      Total liabilities and stockholders' deficit                     $         5,183       $          9,114
                                                                     ==================    ===================


      See accompanying notes to condensed consolidated financial statements

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)


                                                                            For the Three Months Ended
                                                                          March 31, 2005      March 31, 2004
                                                                        -----------------   -----------------

Net sales                                                                  $      1,210         $    19,348
Cost of sales                                                                   (1,155)              16,911
                                                                        -----------------   -----------------
     Gross profit                                                                    55               2,437

Operating expenses                                                                1,476               2,268
                                                                        -----------------   -----------------
     Operating profit (loss)                                                    (1,421)                 169
                                                                        -----------------   -----------------

Other (income) expense:                                                               -
  Interest expense                                                                  203                 127
  Change in fair value derivative and current liabilities                       (1,647)                   -
  Loss on disposal of assets                                                      1,532                   -
  Other, net                                                                        (4)                  13
                                                                        -----------------   -----------------
     Total other expense                                                             84                 140
                                                                        -----------------   -----------------

Income (loss) before provision for income taxes                                 (1,505)                  29

Provision for (benefit from) income taxes                                             -                   -
                                                                        -----------------   -----------------

Net income (loss)                                                          $    (1,505)         $        29
                                                                       ==================   =================

Basic income (loss) per share                                              $     (0.04)         $         -
                                                                       ==================   =================

Diluted income (loss) per share                                            $     (0.04)         $         -
                                                                       ==================   =================

Weighted average shares of common stock outstanding:
  Basic                                                                          37,648              18,943
                                                                       ==================   =================
  Diluted                                                                        37,648              20,246
                                                                       ==================   =================

      See accompanying notes to condensed consolidated financial statements

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)
                                 (In thousands)



                                                              Additional       Unearned                              Total
                                         Common Stock           Paid-in          ESOP          Accumulated       Stockholders'
                                                                Capital          Shares          Deficit             Deficit
                                     ---------------------    ------------    -----------    ---------------    ---------------

                                      Shares       Amount
                                     --------    ---------

Balance,                              37,648      $ 1,130       $ 14,204       $ (6,207)       $ (17,331)          $ (8,204)
January 1, 2005

Net loss                                   -            -              -               -          (1,505)            (1,505)
                                     --------    ---------    ------------    -----------    ---------------    ---------------

Balance, March 31, 2005               37,648      $ 1,130       $ 14,204       $ (6,207)       $ (18,836)          $ (9,709)
                                     ========    =========    ============    ===========    ===============    ===============




      See accompanying notes to condensed consolidated financial statements

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)


                                                                                    For the Three Months Ended
                                                                               March 31, 2005        March 31, 2004
                                                                              ------------------    ------------------

Cash flows from operating activities
   Net income (loss)                                                            $    (1,505)           $        29
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                                                        76                    87
     Loss on disposal of assets                                                        1,532                    19
     Amortization of debt discount and issuance costs                                    108                     -
     Change in fair value of derivative and warrant and liabilities                  (1,647)                     -
     Stock-based compensation                                                              -                    13
     Provision for losses on accounts receivable                                           -                    22
     Changes in operating assets and liabilities:
         Accounts receivable                                                           1,241               (1,964)
         Inventories                                                                     803                   761
         Prepaid expenses and other current assets                                        42                  (20)
         Accounts payable                                                              (169)                   (5)
         Accrued expenses                                                               (67)                   227
                                                                              ------------------    ------------------

Net cash provided by (used in) operating activities                                      414                 (831)
                                                                              ------------------    ------------------

Cash flows from investing financial activities:
   Purchases of equipment                                                              (148)                  (62)
                                                                              ------------------    ------------------

   Payments on note payable                                                            (615)                   (4)
   Advances from related party                                                             -                   500
   Payments on note payable from related party                                             -                 (500)
   Borrowings under short-term financing, net                                              -                 1,247
                                                                              ------------------    ------------------

Net cash (used in) provided by financing activities                                    (615)                 1,243
                                                                              ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                   (349)                   350

Cash and cash equivalents, beginning of period                                           466                   464
                                                                              ------------------    ------------------

Cash and cash equivalents, end of period                                        $        117           $       814
                                                                              ==================    ==================

      See accompanying notes to condensed consolidated financial statements

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                 For the Quarters Ended March 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Interim Information

The accompanying interim condensed consolidated financial statements include the accounts of Digital Lifestyles Group, Inc. and its wholly owned subsidiaries and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). We have eliminated all significant intercompany transactions. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of our management, the accompanying financial statements contain all adjustments necessary to present fairly our financial position at March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Organization

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

Basis of Presentation

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

As we lacked sufficient funds required to renew our license with Microsoft and were unable to distribute or sell our products, in May 2005 our management team decided to cease all ongoing operations, except for operations related to helping our secured creditor, Laurus Master Fund, Ltd. ("Laurus"), liquidate their collateral (see Notes 7 and 15). As a result of the liquidation effort through the remainder of 2005, the Company generated cash to repay $1,063,000 of Laurus principal, resulting in a loss of on disposition of assets of $4,553,000. $1,532,000 of the loss on disposition of assets was recorded by the Company in the first quarter of 2005.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION, continued

As of June 30, 2006, we have no business operations other than to assist our secured creditor, Laurus, liquidate its collateral. As of August 7, 2006, we have approximately $40,000 of cash and as of June 30, 2006, $2.1 million of secured debt and approximately $7.6 million in unsecured debt, virtually all of which is past due. During the fiscal year ending December 31, 2006, we expect to incur costs of approximately $800,000 primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing the Company current in its SEC filings, and insurance.

We currently have capital resources sufficient to meet our operating and capital needs through approximately August 31, 2006. However, as we have no current sales or other sources of revenue, we depend upon our ability to arrange for additional debt or equity financing to meet our liquidity requirements. Due to our insolvency stemming from our lack of operations, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all.

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

As a result of our shut down of operations in the second quarter of 2005, we wrote down inventory balances to the amounts ultimately realized upon their liquidation (see Note 1). We have no inventory as of June 30, 2006.

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

As a result of our shut down of operations in the second quarter of 2005, we wrote down equipment balances to the amounts ultimately realized upon their liquidation (see Note 1). We have no equipment as of June 30, 2006.

Software Development Costs

In 2004, we capitalized software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to our customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software's estimated economic life of approximately three years. Amortization of software development costs was $0 during the quarters ended March 31, 2005 and 2004, as product sales had not yet commenced.

We reviewed the unamortized software development costs in the second quarter of 2005 upon the Company's shut-down of operations and wrote down the balance to $0 (see Note 1). Software development costs were reflected as a component of equipment in the consolidated balance sheets (see Note 3).

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

We have adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not to be amortized, and effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise. We have decided to perform the impairment test on goodwill as of December 31. Based on our analysis as of December 31, 2003, we determined that $590,000 of the recorded goodwill balance was impaired and was written down. During the quarter ended December 31, 2004, we chose to abandon the business line associated with our goodwill. As a result, the remaining amount of goodwill totaling $3,492,000 was impaired and written down in 2004.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary. The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined. We believe that software development costs and tooling became fully impaired due to the shut-down of operations in the second quarter of 2005, and were written down at that time as part of the loss on disposition of assets (see Note 1). We have no long-lived assets as of June 30, 2006.

Concentrations

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Sales are primarily concentrated in the United States and we have primarily offered consumers personal computers and related products through distribution channels that include large electronic and office supply retailers, television shopping networks and mail order catalogues. We perform credit evaluations on our customers and we provide allowances for potential credit losses and product sales returns. Due to the shutdown of business operations in the second quarter of 2005, we wrote down accounts receivable in that quarter to the amounts that we were able to collect subsequent to that date (see Note 1). We have no accounts receivable as of June 30, 2006.

For the quarters ended March 31, 2005 and 2004, major customers accounted for approximately 14% and 53%, respectively, of total sales. At March 31, 2005 and December 31, 2004, $325,000 and $2,700,000, respectively, of accounts receivable related to these customers.

For the quarters ended March 31, 2005 and 2004, major suppliers accounted for 11% and 19%, respectively, of total purchases.

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

Derivative Financial Instruments

Our derivative financial instruments consist of embedded derivatives related to Laurus notes entered into on November 30, 2004 (see Note 7). The embedded derivatives include the conversion feature, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of all derivatives at March 31, 2005 totaled approximately $3,141,000. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 212%-364%, risk free interest rate of 2.11% - 4.39%, and expected life of 3-10 years.

The derivatives are classified as long-term liabilities (see Note 7).

For the quarter ended March 31, 2005, the net decrease in derivative and warrant liabilities was approximately $1,647,000, which is recorded as a component of other income in the accompanying consolidated statements of operations.

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

We ceased all operations in April 2005 and have no substantive revenues thereafter.

Accounting for Shipping and Handling Revenue, Fees and Costs

We classified amounts billed for shipping and handling as revenue in accordance with EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." Shipping and handling fees and costs are included in cost of sales.

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

Advertising Revenue and Costs

Advertising revenue is recognized upon receipt of income. Advertising costs are charged to expense as incurred. Net advertising expense was $80,000 and $22,000 for the quarters ended March 31, 2005 and 2004, respectively, and is included in operating expenses.

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

Stock-Based Compensation

We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. At March 31, 2005, we have one stock-based employee compensation plan, which is described more fully in Note 9. We account for this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost related to this plan is reflected in the statement of operations in 2005, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the dates of grant. In the first quarter of 2004, we recognized $13,000 in compensation expense under APB 25 in connection with the vested portion of certain options granted which had exercise prices less than the fair market value of the common stock underlying the options on the date of grant. The following table illustrates the effect on net loss and loss per share if we had applied the minimum value recognition provisions SFAS No. 123, to stock-based employee compensation:


                                                                            Quarters Ended March 31,
                                                                    ---------------------------------------
                                                                          2005                  2004
                                                                    ------------------    -----------------

Net income (loss), as reported                                        $    (1,505)          $       29

Add:
     Stock-based compensation expense under APB 25                               -                  13
Deduct:
     Total stock-based compensation expense under
       fair value based method for all awards, net of
       related tax effects                                                 (1,505)                (33)
                                                                    ------------------    -----------------

Pro forma net loss                                                    $    (1,505)          $      (9)
                                                                    ==================    =================

Basic and diluted income (loss) per share - as reported               $     (0.04)          $        -
                                                                    ==================    =================

Basic and diluted loss per share - pro forma                          $     (0.04)          $        -
                                                                    ==================    =================


401(k) Plan

We offer a 401(k) plan that covers all full time employees who are not a covered by a collective bargaining agreement. Employees are eligible for the plan following one year of service. We made matching contributions to participants equal to 50% of the first 6% of the employee's contribution through June 2001. Expenses relating to the 401(k) plan were $0 for the quarters ended March 31, 2005 and 2004.

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

Since we reported losses for 2005, basic and diluted weighted average shares are the same for that quarter, as the effect of potentially diluted shares are anti-dilutive and thus not included in the diluted loss per share calculation. Additional potential dilutive shares are 20,595,124 and 20,246,000 for the quarters ended March 31, 2005 and 2004, respectively.

Product Licenses

From time to time, we receive notices from companies and individuals asserting exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry and/or our business. We evaluate each claim relating to its products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology nor do these agreements protect us from trade secret, copyright or other violations by us, or our suppliers in developing or selling these products. Liabilities are recorded when claims asserted are probable and such costs to the Company can be estimated. No such costs have been recorded during the quarters ended March 31, 2005 and 2004.

Comprehensive Income

We have adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. There was no difference between net loss and comprehensive loss for the quarters ended March 31, 2005 and 2004.

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

NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories consist of the following (in thousands):

                                                                    ----------------------------------------
                                                                         March 31,             December 31,
                                                                           2005                   2004
                                                                    ------------------    ------------------

Raw material                                                          $        694          $      2,201
WIP and finished goods                                                         704                     -
                                                                    ------------------    ------------------

                                                                      $      1,398          $      2,201
                                                                    ==================    ==================

Equipment consists of the following (in thousands):

                                                                    ----------------------------------------
                                                                         March 31,           December 31,
                                                                           2005                 2004
                                                                    ------------------    ------------------

Machinery and equipment                                               $      1,883          $      1,808
Software                                                                     1,059                   991
Leasehold improvements                                                         391                   391
Vehicles                                                                        34                    34
Furniture and fixtures                                                         115                   110
                                                                    ------------------    ------------------
                                                                             3,482                 3,334

Less accumulated depreciation and amortization                            (1,366)               (1,290)
                                                                    ------------------    ------------------

                                                                      $      2,116          $      2,044
                                                                    ==================    ==================


Depreciation and amortization expense on equipment was approximately $76,000 and $87,000 for the quarters ended March 31, 2005 and 2004, respectively.

NOTE 4 - GOODWILL IMPAIRMENT

In response to uncertain macroeconomic conditions, deteriorating margins and significant operating loss for 2003 and in connection with the employment of the new management team and the addition of new members to the Company's board of directors, we initiated a strategic review of our core business and began to develop a new business plan to launch a hardware and software offering targeted at what we believed was an untapped segment of the personal computer and Internet market. The strategic review triggered an impairment evaluation of the intangible assets related to our acquisition in 2002, resulting in a write-down of these intangible assets totaling $590,000 during the year ended December 31, 2003. During the fourth quarter ended December 31, 2004, we chose to abandon the business associated with our acquisition in 2002. As a result, the remaining amount of goodwill, totaling $3,492,000, was impaired and written down in 2004.

The following represents the changes in the goodwill balance:


        Balance, January 1, 2004                                                   $    3,492,000

        Impairment loss on goodwill in the quarter ended December 31, 2004            (3,492,000)
                                                                                 ----------------

        Balance, December 31, 2004 and March 31, 2005                              $            -
                                                                                 ================


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

At March 31, 2005, we had a $1,063,000 note payable to an individual. Interest on the note was payable monthly at 9% and the note was due January 1, 2005. In the third quarter of 2005, this note was settled for $70,000 resulting in a gain on settlement of debt of approximately $1,115,000.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

At March 31, 2005, we had $100,000 of convertible notes payable to an individual, dated June 18, 1999. Interest was payable at 10% per annum through December 18, 2000 and is payable at 12% thereafter. The note and accrued interest were due December 18, 2000. The note is convertible at $20.00 per share and is currently in default. Management has held settlement discussions with the note holder but has been unable to reach a settlement for payment.

On November 30, 2004, we entered into a $7,500,000 secured credit facility with Laurus. The facility consisted of a $4,750,000 convertible revolving note and a $2,750,000 convertible term note. We initially borrowed approximately $3,255,000 under this facility, net of issuance costs of $287,000, which represented
$2,750,000 under the convertible term note and $792,000 under the convertible revolving note. These funds were used to fund the repayment of existing short-term financing (see Note 5). The outstanding balance of the revolving note and the principal balance of the term note are convertible into shares of our common stock, subject to certain limitations set forth in the agreement based upon the stock's trading volume and Laurus' ownership position. The conversion price of the notes is $0.39 per share, which is a premium over the average closing price of our common stock over the ten trading days preceding the execution of the agreement, with conversion reset rights if we issue any shares for less than the initial conversion price. In connection with the facility, we also issued to Laurus warrants to purchase up to 3,846,154 shares of our common stock at $0.44 per share (70% of these warrants were vested at December 31, 2004). We agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of our common stock issuable to Laurus upon conversion of the term note and exercise of the warrants. Failure to file such a registration statement timely and to maintain its effectiveness will subject us to liquidated damages as defined in the registration rights agreement. The notes are due on November 29, 2007 and bear interest at the prime rate plus 2% (7.75% at March 31, 2005), subject to downward adjustment based on our common stock price. Our obligations to Laurus under the credit facility are secured by substantially all of our assets (other than intellectual property rights), including our ownership interests in our operating subsidiaries.

The convertible revolving note balance was $0 at March 31, 2005. The convertible term note balance at March 31, 2005, was $1,217,000, net of debt discount of $1,166,000, and is classified as part of convertible notes in the accompanying consolidated balance sheet (see below).

The notes include certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which have been recorded at their fair value.

As the Laurus notes are not conventional debt, we were also required to record the related vested warrants at their fair market value. The total of the Laurus related derivative and warrant liability as of November 30, 2004 totaled $1,023,000. We recorded the value of the warrants and the embedded derivatives to debt discount, which will be amortized to interest expense over the term of the notes. In addition, we incurred debt issuance costs of $287,000, which are also recorded to debt discount and will be amortized to interest expense over the term of the notes. Amortization expense for debt discount for the quarter ended March 31, 2005 was $108,000. In the second quarter of 2005, the remaining debt discount balance of $1,166,000 was amortized into interest expense as a result of the default (see below).

At March 31, 2005, we have shown all of the convertible note balance as a current liability because of the default in the second quarter of 2005 (see below).

On May 4, 2005, we received a notice from Laurus that a number of events of default had occurred and were existing under the Security Agreement entered into by us and Laurus in connection with the credit facility. As a result of our failure to cure these defaults, Laurus commenced foreclosure proceedings against all of our assets. We presently owe Laurus approximately $2.0 million under the credit facility. On December 8, 2005, we entered into a letter agreement with Laurus whereby we agreed to a payment plan for the outstanding secured debt we owe to Laurus (the "Payment Plan"). We agreed to make interest only payments beginning retroactively on December 1, 2005, until the earlier of the consummation of a merger with Protron or February 20, 2006. On February 15, 2006, Laurus agreed to extend the Payment Plan until March 1, 2006. The Payment Plan provides that on the date we consummate a merger with Protron, in full satisfaction of our debt to Laurus, we will pay Laurus $950,000 in cash and issue to them that number of shares of our common stock that is equal to $950,000, based upon a conversion price of the 30 day average volume weighted average price calculated as of the date prior to the merger. On March 1, 2006, Laurus agreed to indefinitely extend our right to make interest-only payments to them, subject to our assurances that we will use our best efforts to consummate a merger with Protron as soon as is practicable. We will record a gain on the settlement of the debt once the payment is made to Laurus.

Convertible notes payable are summarized as follows:

                                                                             March 31,       December 31,
                                                                               2005               2004
                                                                          ---------------   ---------------

Convertible note payable to a third party with an interest
  rate of 10% per annum, matured in December 2000, currently in default. Default interest rate is 15%. Late payments
  also incur a late fee of 6% per month                                    $   100,000       $   100,000
Convertible credit facility with a related party, with an interest rate of approximately 7.75% as of March 31, 2005, in default after March 31, 2005 (default interest rate changed to 12%).
  Payment is due upon completion of a merger with another company.
  Net of unamortized debt discount of $1,166,000 and $1,274,000,
  respectively                                                               1,520,000         1,476,000
                                                                          ---------------   ---------------

                                                                           $ 1,620,000       $ 1,576,000
                                                                          ===============   ===============

NOTE 8 - RELATED PARTY TRANSACTIONS

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

In the second quarter of 2005, as part of the liquidation of our assets, Laurus negotiated the sale of a portion of our inventory to Mr. Teng (through a bidding process), who was not a member of our management at that time. The total proceeds received from Mr. Teng were $460,000, which were remitted to Laurus (see Note 1).

NOTE 9 - STOCKHOLDERS' EQUITY

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

On September 14, 2004, we completed a private placement of our equity securities in which we raised approximately $4.6 million in net proceeds for working capital. The private placement was completed pursuant to a Securities Purchase Agreement, dated September 9, 2004, with certain investors, including our previous chief financial officer and entities affiliated with our previous chief executive officer and an outside director (see Note 9). Under the terms of that agreement, we sold an aggregate of 14,450,858 shares of our common stock and warrants to purchase an aggregate of 7,225,426 shares of our common stock. The common stock and warrants were sold as a unit, with each investor receiving a warrant to purchase one share of common stock, at the exercise price of $0.475 per share, for every two shares of common stock purchased by such investor. The purchase price for each unit was $0.346 per share of common stock purchased. Included in the total units sold were 450,867 shares of our common stock and warrants to purchase 225,433 shares of our common stock issued to a financial advisor in lieu of cash commissions. We also issued warrants to purchase 1,000,000 shares of common stock to an affiliate of the financial advisor for services performed in connection with the private placement. Pursuant to a related registration rights agreement, we are required to register the underlying shares related to these shares and warrants.

Stock Split and Conversion

On September 3, 2004, at the instruction of the administrative committee of our ESOP, a co-trustee of the ESOP elected to convert 1,350,000 shares of our Series A Preferred Stock, which constitutes all of the issued and outstanding shares of our preferred stock, into 4,253,567 shares of our common stock (see Note 10).

During the third quarter of 2005, we issued 1,000,000 shares of common stock for the settlement of a $1,004,000 related party note payable (see Note 8).

During the fourth quarter of 2005, certain stockholders unilaterally returned 5,867,000 shares of our common stock held by them for no consideration. In connection with the return of these shares, approximately 76,000 related warrants were exercised for $36,000. The unexercised warrants related to the returned shares were retained by the holders.

Dividends

In December 2001, our board of directors approved a dividend of $1.00 per share for all preferred shareholders, of which $96,000 was paid in 2001 and was used to service the ESOP debt (see Note 10). In 2004, in connection with our plan to terminate the ESOP, we reversed our unpaid dividends of $185,000 against retained earnings (see Note 10).

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

No options were granted or cancelled during the quarter ended March 31, 2005.

NOTE 10 - EMPLOYEE STOCK OWNERSHIP PLAN

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

The preferred stock is convertible into common stock at an exchange rate of 1 share of preferred stock to 3.12828 shares of common stock, (subject to adjustment based on future stock issuances), has a liquidation preference of $1.00 per share, and has certain protective provisions which allow the preferred shareholders to vote on matters that would alter the preferred shareholders rights, privileges, powers or restrictions from those currently granted to the preferred shareholders. In September 2004, the ESOP converted all of its preferred stock to common stock (see Note 9).

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

We make annual contributions to the ESOP equal to a minimum of the ESOP's required debt service less dividends received by the ESOP. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. As shares are released from collateral, we report compensation expense equal to the current market price of the shares and the released shares become outstanding for earnings-per-share computations. We recognized no compensation expense for the quarters ended March 31, 2005 and 2004. In the fourth quarter of 2004, we recognized $16,000 of non-cash compensation expense related to the value of the 47,991 additional shares of our common stock allocated to the ESOP participants as a result of the DOL audit (see below). Dividends on released ESOP shares are recorded as a reduction of retained earnings; dividends on unreleased ESOP shares are recorded as a reduction of debt and accrued interest when paid. ESOP interest expense related to the ESOP note was $0 for the quarters ended March 31, 2005 and 2004.

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

Common shares held by the ESOP are as follows:

                                                                                         (in thousands)
                                                                          ---------------------------------
                                                                              March 31,       December 31,
                                                                                2005             2004
                                                                          ---------------   ---------------
Allocated shares                                                                 1,613             1,613
Shares released for allocation                                                       -                 -
Unreleased (unearned) shares                                                     2,641             2,641
                                                                          ---------------   ---------------

Total ESOP shares                                                                4,254             4,254
                                                                          ===============   ===============


Fair value of unreleased (unearned) shares
(based on closing price of our stock)                                       $      607        $      924
                                                                          ===============   ===============


In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the quarters ended March 31, 2005 and 2004, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period.

During 2003, we received advances from the ESOP of $210,000 that were non-interest bearing and due on demand. In 2004, we repaid these advances.

NOTE 11 - WARRANTS

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

On May  24,  2004,  in  connection  with  entering  into a  product  development agreement with M3 Designs, Inc., we granted M3 Designs, Inc. warrants to purchase an aggregate of 60,000 shares of our common stock as consideration for their services. Such warrants provide for an exercise price of $0.50 per share and expire five years after the date of the grant. Warrants to purchase 15,000 shares vested on the date of the grant and the remaining warrants vested in three increments of 15,000 shares each on the date certain performance milestones were achieved by M3 Designs. As all warrants were earned in 2004, we recorded the value of the warrants (determined in accordance with the Black-Scholes formula under SFAS No. 123) as a consulting expense of $29,000 in the fourth quarter in 2004.

During the fourth quarter of 2005, approximately 76,000 warrants were exercised. Also, in the fourth quarter of 2005, we issued 175,000 fully vested warrants to consultants valued at $21,000.

NOTE 12 - SEGMENT INFORMATION

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

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                               Quarters Ended March 31,
                                                                          ---------------------------------
                                                                               2005             2004
                                                                          ---------------   ---------------

(In thousands)

Cash paid during quarter:

     Interest                                                               $       66        $       57

     Income taxes                                                           $        -        $        -

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

NOTE 15 - SUBSEQUENT EVENTS

On April 1, 2005, we issued to Alloy Marketing and Promotions, LLC ("Alloy") an unsecured subordinated convertible promissory note in the principal amount of approximately $600,000 in payment of services provided to us by Alloy in 2004, which was previously recorded in accounts payable. The note matures upon demand by Alloy and may be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of fair market value of the common stock, defined as the lesser of (i) the average of the closing prices of the common stock for the five trading days immediately prior to the first to occur of (A) the date on which we include the registration of the resale of the common stock issuable upon conversion of the note in a registration statement filed with the Securities and Exchange Commission and (B) any date on which Alloy delivers to us a notice of conversion, or (ii) the closing price of the common stock for the trading day immediately prior to the first to occur of such dates. We may prepay the note at any time without penalty or premium. In connection with the subordinated convertible promissory note, we entered into a registration rights agreement with Alloy, pursuant to which we agreed to use our commercially reasonable efforts to file with the SEC a registration statement for offerings to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, with respect to the resale of the shares of common stock issuable upon the conversion of the note. We are obligated to pay Alloy a cash fee, as liquidated damages, equal to 1.50% of the original principal amount of the note for each thirty day period, beginning April 1, 2005, until the registration statement is declared effective. We would also have to make similar payments if the registration statement, after it is declared effective, ceases to be effective for more than twenty consecutive calendar days or more than thirty days in the aggregate during a year, or the common stock is not listed or quoted or is suspended from trading on any trading market for three consecutive trading days, and such suspension shall not have been lifted within thirty days or the common stock is not listed on another trading market. Through December 31, 2005, we have accrued $81,000 as liquidated damages under this agreement.

On September 19, 2005, we executed an agreement with one investor whereby we received $250,000 in immediately available funds through the issuance of a convertible promissory note. The investor also committed an additional $250,000 in funds provided we achieve certain milestones. $325,000 was received on this note prior to December 31, 2005, and $175,000 was received subsequent to December 31, 2005. The convertible promissory note bears interest at a rate of 7% per annum and has an initial maturity date of September 19, 2006, which may be extended in the event of the subsequent investment. The note is convertible at any time from the date of issuance into shares of our common stock at a price per share equal to $0.25. We will pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time after six months of the date of issue. In the event that we elect to prepay the convertible note, the holder of the note may elect within 3 business days to convert all or a portion of the note into shares of our common stock and thus prevent prepayment of the convertible note. In connection with the issuance of the note, the investor was also issued warrants to purchase an aggregate of 200,000 shares of our common stock. The warrants are immediately exercisable, have an exercise price of $0.25 per share and expire five years from the date of issuance. We have also granted certain registration rights related to the shares of its common stock underlying the convertible note and warrants issued to the investor. The value of these warrants have been recorded as debt discount of $64,000 and amortized to interest expense on the effective interest method over the life of the promissory note. $16,000 of amortization expense has been recorded during 2005 for this debt discount.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Reference in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report") to "Digital," the "Company," "we," "our," and "us" refers to Digital Lifestyles Group, Inc., a Delaware corporation, and our wholly owned subsidiaries.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Digital, our directors or officers with respect to, among other things (a) trends affecting our financial condition or results of operation (b) our ability to meet our debt service obligations, (c) our ability to consummate a strategic merger and (d) our business and growth strategies. Our stockholders are cautioned not to put undue reliance on these forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, including those disclosed in this Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

     As of December 31, 2005, we have no business operations other than to assist our secured creditor, Laurus, liquidate its collateral. As of August 7, 2006, we have approximately $40,000 of cash and as of June 30, 2006 approximately $2.1 million of secured debt and approximately $7.6 million in unsecured debt, virtually all of which is past due. During the fiscal year ending December 31, 2006, we expect to incur operating costs of approximately $800,000, primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing us current in our filings with the Securities Exchange Commission, and insurance. We estimate our existing capital resources are sufficient to meet our operating and capital needs until August 31, 2006. However, as we have no current sales or other sources of revenue, we depend upon our ability to arrange for additional equity or debt financing to meet our liquidity requirements beyond August 31, 2006. Due to our lack of operations and inability to generate sales, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, described under the section titled "Recent Sales of Unregistered Securities" above, as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all.

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

Basis of Presentation, Critical Accounting Policies and Estimates

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

Results of Operations

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004.

     Net Sales. Our net sales decreased $18.1 million, or 94.1%, to $1.21 million for the quarter ended March 31, 2005 from $19.35 million for the quarter ended March 31, 2004. The decrease in net revenues was attributable to our decision in the second half of 2004 to discontinue sales of our Northgate(R) brand of products to focus on the sale of our new hip-e(TM) brand product line, and our inability to generate customer demand for our hip-e(TM) brand product line.

     Gross Profit (Loss). We had a gross profit of $55,000 for the three months ended March 31, 2005. This represented a decrease of $1.89 million, or 77.5%, compared to a gross profit of $2.44 million for the comparable period in 2004. The decrease in net revenues was attributable to our decision in the second half of 2004 to discontinue sales of our Northgate(R) brand of products to focus on the sale of our new hip-e(TM) brand product line and our inability to generate customer demand for our hip-e(TM) brand product line.

     Total Operating Expenses. Our total operating expenses decreased $1.10 million, or 48.5%, to $1.17 million for the quarter ended March 31, 2005 from $2.27 million for the quarter ended March 31, 2004. The decrease was attributable to our decision in the second half of 2004 to discontinue sales of our Northgate(R) brand of products and a delay in the launch of our new hip-e(TM) brand product line.

     Other Income (Expenses). Our other non-operating expenses decreased $60,000 to $80,000 for the quarter ended March 31, 2005 from $140,000 for the comparable period in 2004.

     Net Loss. We incurred a net loss of $1.51 million for the quarter ended March 31, 2005. This represented an increase of $1.81 million, compared to a net income of $29,000 for the quarter ended March 31, 2004.

Liquidity and Capital Resources

     Prior to 2004, we financed our operations and met our capital expenditure requirements primarily from cash provided by operations, borrowings from private individuals, and borrowings from financial institutions. As of March 31, 2005, we had approximately $117,000 in cash and cash equivalents compared to approximately $466,000 at December 31, 2004 and $814,000 at March 31, 2004. As of August 7, 2006, our principal sources of liquidity were cash and cash equivalents of approximately $40,000.

     We estimate that our existing capital resources are sufficient to meet our operating and capital needs until August 31, 2006. However, we have no current sales or other sources of revenue, are unable to service our debt, and will depend upon additional debt or equity financings to meet our liquidity requirements beyond August 31, 2006. Our limited financial resources could materially affect our ability to consummate a merger or other business combination, on acceptable terms, if at all. Due to our insolvency, stemming from our lack of operations, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, described under the section titled "Debt Obligations" below, as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all. If we are unable to pay our debt as it becomes due we will be forced to consider steps that would protect our assets against our creditors.

Debt Obligations

     At August 7, 2006, our cash obligations for short-term and long-term debt consisted of:


         Convertible note payable - others                   $    650,000
         Convertible note payable - Laurus                      2,019,000
         Convertible note payable - Alloy                         600,000
                                                         -----------------
         Total debt                                         $   3,269,000
                                                         =================

     On November 30, 2004, we closed a financing transaction with Laurus to obtain a $7.5 million credit facility. The financing was completed pursuant to a security agreement with Laurus, pursuant to which we issued to Laurus a $2.75 million secured convertible minimum borrowing note, which is structured as a term note, and a $4.75 million secured convertible revolving note, which is structured as a revolving balance note. As of December 31, 2004, we had borrowed approximately $3.3 million under this facility, net of issuing costs. A portion of these funds were used to repay our existing short-term financing. Our obligations to Laurus under the credit facility are secured by substantially all of our assets (other than intellectual property), including our ownership interests in our operating subsidiaries. In May 2005, following the occurrence of a number of events of default under the credit facility, Laurus accelerated our payment obligations and ultimately commenced foreclosure proceedings against all of our assets for failure to make payment. Following the liquidation of all of our accounts receivable, inventories and equipment we presently owe Laurus approximately $2.1 million under this credit facility. On December 8, 2005, we entered into a letter agreement with Laurus whereby we agreed to a payment plan for the outstanding secured debt we owe to Laurus. Under our agreement with Laurus we agreed to make interest only payments to them beginning retroactively on December 1, 2005, until the earlier of the consummation of a merger with Protron or February 20, 2006. On February 15, 2006, Laurus agreed to extend the date that interest only payments would be made until March 1, 2006. Our agreement with Laurus provides that on the date we consummate a merger with Protron, in full satisfaction of our debt to Laurus, we will pay Laurus $950,000 in cash and issue to them that number of shares of our common stock that is equal to $950,000, based upon a conversion price of the 30 day average volume weighted average price calculated as of the date prior to the merger. On March 1, 2006, Laurus agreed to indefinitely extend our right to make interest only payments to them, subject to our assurances that we will use our best efforts to consummate a merger with Protron as soon as is practicable.

     Effective January 1, 2005, we negotiated an extension of the maturity date of a promissory note with an outstanding principal amount of $1.3 million, which we originally issued in June 1999 with an original maturity date of January 1, 2005. Under the terms of the amended and restated note, we paid the holder of the note $134,750 on January 13, 2005. The outstanding obligations under this note were settled in September 2005 for $70,000, resulting in a gain on extinguishment of debt of approximately $1.1 million in 2005.

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

     On October 28, 2005, issued a convertible promissory note to Robert H. Wood, Jr. in exchange for $50,000 in immediately available funds. The convertible promissory note bears interest at a rate of 7% per annum and has an initial maturity date of October 28, 2006. The convertible promissory note is convertible at any time into shares of our common stock at a conversion price of $0.25. We our obligated to make interest only payments until the maturity date or until the note is converted or prepaid in full. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time beginning six months after the date of the note. In the event that we elect to prepay the note, Mr. Wood may elect within three business days to convert all or a portion of the note into shares of our common stock and prevent prepayment of the note. We also issued a warrant to purchase up to 40,000 shares of our common stock. The warrant is exercisable at $0.25 per share, is exercisable immediately and expires five years from the date of issuance.

     In January 2006, we issued 80,000 options to two consultants for services. In March 2006, we issued 50,000 options to a consultant for services. We are committed to issue Mr. Teng 300,000 additional options through May 2006 under his employment agreement.

     In early 2006, $175,000 was received from a creditor under a convertible note payable agreement. The note is due in September 2006 and accrues interest at the rate of 7% per annum.

     In addition,  in 2006 we entered into a Merger  Agreement with Protron (see
Note 1), and modified our Payment Plan with Laurus (see Note 7)


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

     In April 2005 we discontinued all business operations, other than assisting our secured creditor to liquidate its collateral and we currently have no sales or other sources of revenues to generate the cash flows to meet our operating and capital needs, which we expect to be $800,000 for the fiscal year ending December 31, 2006. As of August 7, 2006, our principal sources of liquidity were cash and cash equivalents of approximately $40,000 and we have no committed sources of funding. Our current forecast projects that our current cash resources will only be sufficient to fund our operations until August 31, 2006. If we do not raise additional debt or equity financing we may be forced to liquidate our remaining assets which are insufficient to meet our obligations to our creditors.

Our lack of financial  resources and significant  indebtedness  could materially
affect  our  ability  to  consummate  a  merger  or  other  strategic   business
combinations.

     We currently have no sales or other sources of revenue. Unless we secure additional financing, we may not be able to consummate a merger or other business combination before our existing sources of liquidity are exhausted, in which case we may be forced to liquidate our remaining assets which are to meet our obligations to our creditors. We have and will continue to have a significant amount of indebtedness and other obligations. As of June 30, 2006, we had approximately $2.1 million of secured debt and approximately $7.6 million of unsecured debt. Due to our lack of revenue generating operations and significant indebtedness, there can be no assurance that additional financing will be available on acceptable terms to us, or at all.

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

     The Company has not timely filed its quarterly or annual reports required to be filed with the SEC since November 2004, which limits the market liquidity of our common stock and the ability of our stockholders to sell our securities in the secondary market. The Company filed its annual reports on Form 10-K for the years ended December 31, 2004 and 2005, on April 7, 2006 and June 21, 2006, respectively, and is currently taking action to become current in its reporting obligations but it cannot guarantee that it will do so. If the Company continues to remain delinquent in its filing obligations it may be subject to disciplinarian action by the SEC and may be prevented from trading on the Pink Sheets, LLC.

     Our failure to remain current in our reporting requirements under the Exchange Act prevents us from registering additional securities by means of a S-3 registration statement and we will remain ineligible to use this form for a least one year after we become current in our reporting obligations. This increases the difficulty, time and expense for us to register additional securities and reduces our ability to raise additional capital through public sales of our securities.

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

     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In our reports on Form 10-Q for the quarter ended March 31, 2004, June 30, 2004 and September 30, 2004 and March 31, 2005, and in our reports on Form 10-K for the years ending December 31, 2003 and 2004, we reported our disclosure controls and procedures were not effective in all material respects as of such periods, and had not been effective as of December 31, 2003 and December 31, 2004. We continue to experience significant deficiencies and material weaknesses in our disclosure controls and procedures, however, we believe that the measures we have implemented in connection with the preparation of this Report, and which are discussed in Item 4 - "Controls and Procedures," have been effective to ensure that our financial statements, and other financial information included in this Report, have been recorded, processed, summarized and reported correctly.

     We cannot be certain the steps we have taken in connection with the preparation of our past periodic reports (as discussed therein) or this Report and any steps that we may take in connection with the preparation of future periodic reports have been, or will be, effective in identifying and correcting all weaknesses in our disclosure controls and procedures. As a result, our past, current and future periodic reports may contain material errors.

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

     There are currently no limitations relating to our ability to borrow funds and we may incur additional debt in our pursuit of consummating a business combination. We can not assure you that any debt financing, if required or otherwise sought, will be available on terms deemed to be commercially acceptable and in our best interests. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, our perceived ability to meet debt service on those borrowings, and then-prevailing conditions in the financial markets, as well as general economic conditions. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with incurring indebtedness, including the risks of interest rate fluctuations and insufficient cash flow to pay principal and interest. Furthermore, any entity with which we may combine may already have previously incurred debt financing and, therefore, the risks inherent thereto, as discussed above.

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

     The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We have 32,865,975 shares of common stock outstanding as of August 1, 2006. In addition, as of August 1, 2006, we had 18,356,955 shares of our common stock reserved for issuance under warrants, stock options and convertible notes.

We do not have sufficient authorized shares of our common stock

     We have only 50,000,000 shares of common stock authorized for issuance. As of August 1, 2006, we had 32,865,975 shares of common stock issued and outstanding and approximately 27,976,000 shares of our common stock are issuable upon the exercise of warrants and options or the conversion of certain convertible promissory notes. The number of shares of common stock issuable upon the exercise of warrants and options or the conversion of certain convertible promissory notes fluctuates depending upon the current trading price of common stock. In order to provide us the flexibility to raise additional equity, to consummate the proposed merger with Protron or even to have sufficient shares for our existing financial instruments, we will need to amend our certificate of incorporation to increase the authorized number of shares, which would require the approval of our existing stockholders. We are uncertain that we could obtain this approval based on the dilutive effect of the issuance of additional shares of our common stock. Any failure to obtain this approval could adversely affect us and the market for our common stock.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. We do not believe that we have any material exposure to interest rate risk. We did not experience a material impact from interest rate risk during the first quarter of fiscal 2005.

     Currently, we do not have any significant investments in financial instruments for trading or other speculative purposes, or to manage our interest rate exposure.

ITEM 4. Controls and Procedures.

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

     As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as a result of material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2005. A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

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

Material Weaknesses in Internal Control Over Financial Reporting

     In our Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 17, 2004, following an evaluation by prior management, we reported that our disclosure controls and procedures were not effective in all material respects as of December 31, 2003 and that our disclosure controls and procedures were still not effective in all material respects as of March 31, 2004. Our prior management in connection with our Reports on Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004, respectively, conducted evaluations of our disclosure controls and reporting. Based upon the conclusions of our prior management we disclosed in our Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 16, 2004, our Report on Form 10-Q for the quarter ended November 30, 2004, filed with the SEC on November 15, 2004, and our Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on April 7, 2006, that we continued to experience material weaknesses in our disclosure controls and procedures as of June 30, September 30 and December 31, 2004, respectively.

     In April 2005 our management team decided to cease all ongoing operations, except for operations related to helping our secured creditor, Laurus Master Fund, Ltd. liquidate their collateral. In June 2005, four members of our board of directors resigned, along with the individuals serving as our chief executive officer, chief financial officer, vice president, general counsel and secretary. Following the end of operations in April 2005, we suffered a significant reduction in our staff, including all members of our accounting staff. As a result we have been unable to timely implement our quarter and year end closing procedures and have failed to timely file our periodic reports with the SEC, for the quarters ended March 31, June 30, September 30 and December 31, 2005 and March 31, 2006.

     In connection with the preparation of this Report on Form 10-Q, our management and board of directors have concluded that as a result of the cessation of operations in April 2005, the resignation of our executive officers in June 2005 and the significant reduction in staff we have experienced we have been unable maintain effective internal control over financial reporting and have continued to experience the material weaknesses previously identified. Specifically, we did not maintain adequate systems, policies or procedures principally with respect to:

o  entering transactions into our general and subsidiary ledgers;
o timely and effective documentation of transactions to be entered into our accounting system;
o timely reconciliation of general ledger to appropriate underlying subsidiary records; and
o implementation of an appropriate checks and balances system with respect to documentation and recording of transactions.

     In order to prepare this Report, we have implemented alternative control measures (or "Alternative Measures") to ensure that our financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Report. These Alternative Measures include, but are not limited to:

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

Changes in Internal Control over Financial Reporting

     During the period covered by this Report on Form 10-Q, there were no significant changes in our internal controls or in other factors that have materially affected, or are likely to materially affect, our internal controls.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     At this time, we are not involved in any legal proceedings that our management believes would be material to our business, financial condition or results of operations.

ITEM 1A. Risk Factors.

         None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     During fiscal 2005, we issued the following securities which were not registered under the Securities Act of 1933, as amended, the Securities Act. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the Securities Exchange Commission under the Securities Act.

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

ITEM 3.  Defaults Upon Senior Securities.

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

     On November 30, 2004, we closed a financing transaction with Laurus to obtain a $7.5 million credit facility. The financing was completed pursuant to a security agreement with Laurus, pursuant to which we issued to Laurus a $2.75 million secured convertible minimum borrowing note, which is structured as a term note, and a $4.75 million secured convertible revolving note, which is structured as a revolving balance note. As of December 31, 2004, we had borrowed approximately $3.3 million under this facility, net of issuing costs. A portion of these funds were used to repay our existing short-term financing. Our obligations to Laurus under the credit facility are secured by substantially all of our assets (other than intellectual property), including our ownership interests in our operating subsidiaries. In May 2005, following the occurrence of a number of events of default under the credit facility, Laurus accelerated our payment obligations and ultimately commenced foreclosure proceedings against all of our assets for failure to make payment. Following the liquidation of all of our accounts receivable, inventories and equipment we presently owe Laurus approximately $2.1 million under this credit facility. On December 8, 2005, we entered into a letter agreement with Laurus whereby we agreed to a payment plan for the outstanding secured debt we owe to Laurus. Under our agreement with Laurus we agreed to make interest only payments to them beginning retroactively on December 1, 2005, until the earlier of the consummation of a merger with Protron or February 20, 2006. On February 15, 2006, Laurus agreed to extend the date that interest only payments would be made until March 1, 2006. Our agreement with Laurus provides that on the date we consummate a merger with Protron, in full satisfaction of our debt to Laurus, we will pay Laurus $950,000 in cash and issue to them that number of shares of our common stock that is equal to $950,000, based upon a conversion price of the 30 day average volume weighted average price calculated as of the date prior to the merger. On March 1, 2006, Laurus agreed to indefinitely extend our right to make interest only payments to them, subject to our assurances that we will use our best efforts to consummate a merger with Protron as soon as is practicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         None.

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits.

Exhibit No.        Description

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized

                                    DIGITAL LIFESTYLES GROUP, INC.


Dated:   August 10, 2006            By:     /s/ Andy Teng
                                            -----------------------------
                                    Name:   Andy Teng
                                    Title:  Chief Executive Officer,
                                            Chief Financial Officer and
                                            Chairman of the Board