Form 10-Q
period 2005-06-30
DIGITAL LIFESTYLES GROUP INC
filed 2006-08-14
CIK 942650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes [X]              No  [ ]

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

                       FOR THE QUARTER ENDED JUNE 30, 2005



                                      INDEX


                                                                                                                     PAGES
PART I.       FINANCIAL INFORMATION
   Item 1.    Consolidated Financial Statements:

              Consolidated Balance Sheets as of
              June 30, 2005 (unaudited) and December 31, 2004..........................................................1

              Consolidated Statements of Operations for Each of the Three-and Six-Month
              Periods Ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited)....................................2

              Consolidated Statements of Stockholders' Deficit for the Six- Month
              Period Ended June 30, 2005 (unaudited)...................................................................3

              Consolidated Statements of Cash Flows for Each of the Six-Month
              Periods Ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited)....................................4

              Notes to Consolidated Financial Statements (unaudited)...................................................5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................................22

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................................31

   Item 4.    Controls and Procedures.................................................................................32


PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings.......................................................................................34

   Item 1A.   Risk Factors............................................................................................34

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.............................................34

   Item 3.    Defaults upon Senior Securities.........................................................................35

   Item 4.    Submission of Matters to a Vote of Security Holders.....................................................35

   Item 5.    Other Information.......................................................................................35

   Item 6.    Exhibits................................................................................................36






PART I            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                              As of                     As of
                                                                          June 30, 2005           December 31, 2004
                                                                       ---------------------    ----------------------
                                                                           (unaudited)

                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $            75             $         466
  Accounts receivable, net of allowance for doubtful accounts
      of $0 and $1,584 in 2005 and 2004, respectively                                  180                     4,087
  Inventories, net                                                                       -                     2,201
  Prepaid expenses and other current assets                                              -                       218
                                                                       ---------------------    ----------------------
      Total current assets                                                             255                     6,972

NON CURRENT ASSETS:
  Equipment, net                                                                         -                     2,044
  Other assets                                                                           -                        98
                                                                       ---------------------    ----------------------
      Total assets                                                          $          255             $       9,114
                                                                       =====================    ======================

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                          $        6,445             $       7,398
  Accrued expenses                                                                     205                       902
  Convertible notes payable                                                          2,819                     1,576
  Line of credit                                                                         -                       331
  Note payable to related party                                                      1,004                     1,004
  Notes payable                                                                      1,063                     1,319
                                                                       ---------------------    ----------------------
      Total current liabilities                                                     11,536                    12,530

NON CURRENT LIABILITIES:
  Derivative and warrant liabilities                                                   819                     4,788
                                                                       ---------------------    ----------------------
      Total liabilities                                                             12,355                    17,318

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.01 par value; 5,000 shares authorized, 0                                                     -
      shares issued and outstanding, liquidation preference of $0
  Common stock, $0.03 par value; 50,000 shares authorized, 37,648 shares issued and outstanding in 2005 and 2004,
      respectively                                                                   1,130                     1,130
  Additional paid-in capital                                                        14,204                    14,204
  Accumulated deficit                                                              (21,227)                  (17,331)
                                                                       ---------------------    ----------------------
                                                                                    (5,893)                   (1,997)

  Less: Unearned ESOP shares                                                        (6,207)                   (6,207)
                                                                       ---------------------    ----------------------

      Total stockholders' deficit                                                  (12,100)                   (8,204)
                                                                       ---------------------    ----------------------

      Total liabilities and stockholders' deficit                           $          255             $       9,114
                                                                       =====================    ======================

      See accompanying notes to condensed consolidated financial statements


                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)


                                                                        For the Three Months             For the Six Months
                                                                               Ended                            Ended
                                                                              June 30,                        June 30,
                                                                        2005           2004              2005          2004
                                                                       ----------   ------------        ---------    -------------
Net sales                                                               $   (762)       $ 9,141          $   448       $ 28,489
Cost of sales                                                                727          8,484             (428)        25,395
                                                                       ----------   ------------        ---------    -------------
     Gross profit (loss)                                                     (35)           657               20          3,094

Operating expenses                                                           448          2,595            1,924          4,863
                                                                       ----------   ------------        ---------    -------------
Operating loss                                                              (483)        (1,938)          (1,904)        (1,769)
                                                                       ----------   ------------        ---------    -------------

Other (income) expense:
   Interest expense                                                        1,193            196            1,396            323
   Change in fair value of derivative and warrant liabilities             (2,322)             -           (3,969)             -
   Loss on disposal of assets                                              3,021              -            4,553              -
   Other, net                                                                  -         (1,493)              (4)        (1,480)
                                                                       ----------   ------------        ---------    -------------
      Total other (income) expense                                         1,892         (1,297)           1,976         (1,157)
                                                                       ----------   ------------        ---------    -------------

Loss before provision for income taxes                                    (2,375)          (641)          (3,880)          (612)

Provision for income taxes                                                    16               -              16              -
                                                                       ----------   ------------        ---------    -------------
Net loss                                                               $  (2,391)       $  (641)       $  (3,896)        $ (612)
                                                                       ==========   ============        =========    =============
Basic and diluted loss per share                                       $   (0.06)      $  (0.03)        $  (0.10)      $  (0.03)
                                                                       ==========   ============        =========    =============
Weighted average shares of common stock outstanding:
Basic and diluted                                                         37,648         18,943           37,648         18,943
                                                                       ==========   ============        =========    =============


      See accompanying notes to condensed consolidated financial statements


                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)
                                 (in thousands)


                                                                  Additional      Unearned                              Total
                                            Common Stock            Paid-in         ESOP          Accumulated       Stockholders'
                                        Shares      Amount          Capital        Shares           Deficit            Deficit
                                        ---------   ----------    ------------    -----------    ---------------   ----------------
Balance,
January 1, 2005                          37,648      $ 1,130       $  14,204       $ (6,207)       $   (17,331)       $    (8,204)
Net loss                                      -            -               -              -             (3,896)            (3,896)
                                        ---------   ----------    ------------    -----------    ---------------   ----------------
Balance, June 30, 2005                   37,648      $ 1,130       $  14,204       $ (6,207)       $   (21,227)       $   (12,100)
                                        =========   ==========    ============    ===========    ===============   ================


      See accompanying notes to condensed consolidated financial statements

                                                3

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                                     For the Six Months Ended
                                                                                             June 30,

                                                                                       2005                 2004
                                                                              ------------------    ------------------
Cash flows from operating activities
   Net loss                                                                       $     (3,896)          $      (612)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                                        113                   164
      Loss on disposal of assets                                                         4,553                    19
      Change in fair value of derivative and warrant liabilities                        (3,969)                    -
      Stock-based compensation                                                               -                    25
      Amortization of debt discount and issuance cots                                    1,306                     -
      Provision for losses on accounts receivable                                            -                    22
      Changes in operating assets and liabilities:
         Accounts receivable                                                             1,827                 2,149
         Inventories                                                                     1,262                  (250)
         Prepaid expenses and other current assets                                         218                  (116)
         Other assets                                                                       98                     -
         Accounts payable                                                                 (941)               (1,248)
         Accrued expenses                                                                 (746)                  528
         Accrued royalties                                                                   -                (1,400)
                                                                              ------------------    ------------------

Net cash used in operating activities                                                     (175)                 (719)
                                                                              ------------------    ------------------

Cash flows from investing activities
   Purchases of equipment                                                                 (148)                 (235)
   Proceeds from sale of fixed assets                                                    1,063                     -
                                                                              ------------------    ------------------

Net cash provided by (used in) investing activities                                        915                  (235)
                                                                              ------------------    ------------------

Cash flows form financial activities:
   Payments on note payable                                                             (1,131)                   (5)
   Payments on advances from related party                                                   -                  (500)
   Advances from related party                                                               -                   500
   Borrowings under short-term financing, net                                                -                   946
                                                                              ------------------    ------------------

Net cash (used in) provided by financing activities                                     (1,131)                  941
                                                                              ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                      (391)                  (13)

Cash and cash equivalents, beginning of period                                             466                   464
                                                                              ------------------    ------------------

Cash and cash equivalents, end of period                                            $       75            $      451
                                                                              ==================    ==================

      See accompanying notes to condensed consolidated financial statements


                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  FOR THE QUARTERS ENDED JUNE 30, 2005 AND 2004

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

In the opinion of our management, the accompanying financial statements contain all adjustments necessary to present fairly our financial position at June 30, 2005, and the results of operations and cash flows for the three and six months ended June 30, 2005 and 2004. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

As we lacked sufficient funds required to renew our license with Microsoft and were unable to distribute or sell our products, in May 2005 our management team decided to cease all ongoing operations, except for operations related to helping our secured creditor, Laurus Master Fund, Ltd. ("Laurus"), liquidate their collateral (see Notes 7 and 15). As a result of the liquidation effort through the remainder of 2005, the Company generated cash to repay $1,063,000 of Laurus principal, resulting in a loss of on disposition of assets of $4,553,000, all of which was recorded by the Company through the second quarter of 2005.

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

SOFTWARE DEVELOPMENT COSTS

In 2004, we capitalized software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to our customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software's estimated economic life of approximately three years. Amortization of software development costs was $0 during the six months ended June 30, 2005 and 2004, as product sales had not yet commenced.

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

For the six months ended June 30, 2005 and 2004, major customers accounted for approximately 13% and 47%, respectively, of total sales. At June 30, 2005 and December 31, 2004, $232,000 and $14,099,000, respectively, of accounts receivable related to these customers.

For the six months ended June 30, 2005 and 2004, major suppliers accounted for 11% and 16%, respectively, of total purchases.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Our derivative financial instruments consist of embedded derivatives related to Laurus notes entered into on November 30, 2004 and the Alloy note (see Note 7). The embedded derivatives include the conversion feature, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of all derivatives at June 30, 2005 totaled approximately $819,000. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0% annual volatility of 212%-364%, risk free interest rate of 2.11%-4.39%, and expected life of 3-10 years.

The derivatives are classified as long-term liabilities (see Note 7).

For the six months ended June 30, 2005, the net decrease in derivative and warrant liabilities was approximately $3,969,000, which is recorded as a component of other income in the accompanying consolidated statements of operations.

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

ADVERTISING REVENUE AND COSTS

Advertising revenue is recognized upon receipt of income. Advertising costs are charged to expense as incurred. Net advertising expense was $80,000 and $120,000 for the six months ended June 30, 2005 and 2004, respectively, and is included in operating expenses.

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

STOCK-BASED COMPENSATION

We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. At June 30, 2005, we have one stock-based employee compensation plan, which is described more fully in Note 9. We account for this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost related to this plan is reflected in the statement of operations in 2005, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the dates of grant. In the first quarter of 2004, we recognized $20,000 in compensation expense under APB 25 in connection with the vested portion of certain options granted which had exercise prices less than the fair market value of the common stock underlying the options on the date of grant. The following table illustrates the effect on net loss and loss per share if we had applied the minimum value recognition provisions SFAS No. 123, to stock-based employee compensation:


                                                            For The Three Months       For The Six Months Ended
                                                               Ended June 30,                  June 30,
                                                          -------------------------    --------------------------
                                                             2005           2004          2005           2004

Net loss, as reported                                      $     (2,391)  $   (641)   $    (3,896)  $    (612)

Add:
     Stock-based compensation expense under APB 25                    -          7              -          20

Deduct:
     Total stock-based compensation expense under
       fair value based method for all awards              $          -       (590)             -        (621)
                                                            ------------   --------    ----------    -----------

Pro forma net loss                                         $     (2,391)  $ (1,224)   $    (3,896)  $  (1,213)
                                                            ============   ========    ===========   ===========

Basic and diluted loss per share - as reported             $     (0.06)   $ (0.03)    $    (0.10)   $  (0.03)
                                                            ============   ========    ===========   ===========

Basic and diluted loss per share - pro forma               $     (0.06)   $ (0.06)    $    (0.10)   $  (0.06)
                                                            ============   ========    ===========   ===========

401(K) PLAN

We offer a 401(k) plan that covers all full time employees who are not a covered by a collective bargaining agreement. Employees are eligible for the plan following one year of service. We made matching contributions to participants equal to 50% of the first 6% of the employee's contribution through June 2001. Expenses relating to the 401(k) plan were $0 for the six months ended June 30, 2005 and 2004.

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

Since we reported losses for 2005, basic and diluted weighted average shares are the same for that quarter, as the effect of potentially diluted shares are anti-dilutive and thus not included in the diluted loss per share calculation. For the six months ended June 30, 2005 and June 30, 2004 the additional potential dilutive shares are 20,595,124, and 3,023,754 respectively.

PRODUCT LICENSES

From time to time, we receive notices from companies and individuals asserting exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry and/or our business. We evaluate each claim relating to its products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology nor do these agreements protect us from trade secret, copyright or other violations by us, or our suppliers in developing or selling these products. Liabilities are recorded when claims asserted are probable and such costs to the Company can be estimated. No such costs have been recorded during the six months ended June 30, 2005 and 2004.

COMPREHENSIVE INCOME

We have adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. There was no difference between net loss and comprehensive loss for the six months ended June 30, 2005 and 2004.

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

NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories consist of the following (in thousands):

                                                                               June 30,             December 31,
                                                                                 2005                   2004
                                                                         ---------------         ----------------
Raw material                                                            $              -        $           2,201
WIP and finished goods                                                                 -                        -
                                                                         ---------------         ----------------

                                                                        $              -        $           2,201
                                                                         ===============         ================

Equipment consists of the following (in thousands):

                                                                               June 30,             December 31,
                                                                                 2005                   2004
                                                                         -----------------      ------------------

Machinery and equipment                                                 $              -          $        1,808
Software                                                                               -                     991
Leasehold improvements                                                                 -                     391
Vehicles                                                                               -                      34
Furniture and fixtures                                                                 -                     110
                                                                         ---------------         ---------------
                                                                                       -                   3,334

Less accumulated depreciation and amoritization                                        -                  (1,290)
                                                                         ---------------         ---------------

                                                                        $              -        $          2,044
                                                                         ===============         ===============


Depreciation and amortization expense on equipment was approximately $113,000 and $164,000 for the six months ended June 30, 2005 and 2004, respectively.

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

The following represents the changes in the goodwill balance:

         Balance, January 1, 2004                                                               $       3,492,000

         Impairment loss on goodwill in the quarter ended December 31, 2004                            (3,492,000)
                                                                                                 ----------------

         Balance, December 31, 2004 and June 30, 2005                                           $               -
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

At June 30, 2005, we had a $1,063,000 note payable to an individual. Interest on the note was payable monthly at 9% and the note was due January 1, 2005. In the third quarter of 2005, this note was settled for $70,000 resulting in a gain on settlement of debt of approximately $1,115,000.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

At June 30, 2005, we had $100,000 of convertible notes payable to an individual, dated June 18, 1999. Interest was payable at 10% per annum through December 18, 2000 and is payable at 12% thereafter. The note and accrued interest were due December 18, 2000. The note is convertible at $20.00 per share and is currently in default. Management has held settlement discussions with the note holder but has been unable to reach a settlement for payment.

NOTE 7 - CONVERTIBLE NOTES PAYABLE CONTINUED

On November 30, 2004, we entered into a $7,500,000 secured credit facility with Laurus. The facility consisted of a $4,750,000 convertible revolving note and a $2,750,000 convertible term note. We initially borrowed approximately $3,255,000 under this facility, net of issuance costs of $287,000, which represented $2,750,000 under the convertible term note and $792,000 under the convertible revolving note. These funds were used to fund the repayment of existing short-term financing (see Note 5). The outstanding balance of the revolving note and the principal balance of the term note are convertible into shares of our common stock, subject to certain limitations set forth in the agreement based upon the stock's trading volume and Laurus' ownership position. The conversion price of the notes is $0.39 per share, which is a premium over the average closing price of our common stock over the ten trading days preceding the execution of the agreement, with conversion reset rights if we issue any shares for less than the initial conversion price. In connection with the facility, we also issued to Laurus warrants to purchase up to 3,846,154 shares of our common stock at $0.44 per share (70% of these warrants were vested at December 31, 2004). We agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of our common stock issuable to Laurus upon conversion of the term note and exercise of the warrants. Failure to file such a registration statement timely and to maintain its effectiveness will subject us to liquidated damages as defined in the registration rights agreement. The notes are due on November 29, 2007 and bear interest at the default interest rate of 12%, subject to downward adjustment based on our common stock price. Our obligations to Laurus under the credit facility are secured by substantially all of our assets (other than intellectual property rights), including our ownership interests in our operating subsidiaries.

The convertible revolving note balance was $0 at June 30, 2005. The convertible term note balance at June 30, 2005 was $2,119,000, and is classified as part of convertible notes in the accompanying consolidated balance sheet (see below).

The notes include certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which have been recorded at their fair value.

As the Laurus notes are not conventional debt, we were also required to record the related vested warrants at their fair market value. The total of the Laurus related derivative and warrant liability as of November 30, 2004 totaled $1,023,000. We recorded the value of the warrants and the embedded derivatives to debt discount, which will be amortized to interest expense over the term of the notes. In addition, we incurred debt issuance costs of $287,000, which are also recorded to debt discount and will be amortized to interest expense over the term of the notes. Amortization expense for debt discount for the six months ended June 30, 2005 was $1,274,000.

At June 30, 2005, we have shown all of the convertible note balance as a current liability because of the default in the second quarter of 2005 (see below).

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

Convertible notes payable are summarized as follows:

                                                                               June 30,             December 31,
                                                                                 2005                   2004
                                                                          --------------------   --------------------

Convertible note payable to a third party with an interest rate of 10% per annum, matured in December 2000, currently in default. Default interest rate is 15%. Late payments also incur a
  late fee of 6% per month                                              $        100,000        $         100,000

Convertible note payable to a third party, payable upon demand                   600,000                       -

Convertible credit facility with a related party, with a default interest rate of approximately 12% as of June 30, 2005. Payment is due upon completion of a merger with another company. Net of
  unamortized debt discount of $0 and  $1,274,000, respectively                2,119,000                1,476,000
                                                                         ---------------         ----------------

                                                                        $      2,819,000        $       1,576,000
                                                                         ===============         ================


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

No options were granted or cancelled during the six months ended June 30, 2005.

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

We make annual contributions to the ESOP equal to a minimum of the ESOP's required debt service less dividends received by the ESOP. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. As shares are released from collateral, we report compensation expense equal to the current market price of the shares and the released shares become outstanding for earnings-per-share computations. We recognized no compensation expense for the six months ended June 30, 2005 and 2004. In the fourth quarter of 2004, we recognized $16,000 of non-cash compensation expense related to the value of the 47,991 additional shares of our common stock allocated to the ESOP participants as a result of the DOL audit (see below). Dividends on released ESOP shares are recorded as a reduction of retained earnings; dividends on unreleased ESOP shares are recorded as a reduction of debt and accrued interest when paid. ESOP interest expense related to the ESOP note was $0 for the six months ended June 30, 2005 and 2004.

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

Common shares held by the ESOP are as follows:

                                                                                         (in thousands)
                                                                                --------------- -- ----------------
                                                                                   June 30,         December 31,
                                                                                     2005               2004
                                                                                ---------------    ----------------
Allocated shares                                                                         1,613               1,613
Shares released for allocation                                                               -                   -
Unreleased (unearned) shares                                                             2,641               2,641
                                                                                ---------------    ----------------
Total ESOP shares
                                                                                         4,254               4,254
                                                                                ===============    ================

Fair value of unreleased (unearned) shares (based on closing price of our            $     158            $    924
stock)                                                                          ===============    ================


In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the six months ended June 30, 2005 and 2004, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period.

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

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                             Six Months Ended June 30,
                                       ---------------------------------------
                                             2005                  2004
                                       -----------------     -----------------
(In thousands)

Cash paid during period:

     Interest                          $            67      $          334

     Income taxes                      $             -      $            -

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

     On August 10, 2005, we hired Andy Teng, our original founder, as our chairman of the board of directors, chief executive officer and chief financial officer. On August 23, 2005, we announced the appointment of Leo Chen to its board of directors.

     As of December 31, 2005, we have no business operations other than to assist our secured creditor, Laurus, liquidate its collateral. As of August 7, 2006, we have approximately $40,000 of cash and as of June 30, 2006, approximately $2.1 million of secured debt and approximately $7.6 million in unsecured debt, virtually all of which is past due. During the fiscal year ending December 31, 2006, we expect to incur operating costs of approximately $0.8 million, primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing us current in our filings with the Securities Exchange Commission, and insurance. We estimate our existing capital resources are sufficient to meet our operating and capital needs until August 31, 2006. However, as we have no current sales or other sources of revenue, we depend upon our ability to arrange for additional equity or debt financing to meet our liquidity requirements beyond August 31, 2006. Due to our lack of operations and inability to generate sales, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, described under the section titled "Recent Sales of Unregistered Securities" above, as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2005 COMPARED TO QUARTER ENDED JUNE 30, 2004.

     NET SALES. Our net sales decreased $9.9 million, or 108%, to $(0.76) million for the quarter ended June 30, 2005 from $9.14 million for the quarter ended June 30, 2004. The decrease in net sales was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral resulting in a large number of returns occurring during the quarter.

     GROSS LOSS. We had a gross loss of $0.04 million for the quarter ended June 30, 2005. This represented a decrease of $0.61 million, or 94%, compared to a gross profit of $0.65 million for the comparable period in 2004. The increase in gross loss was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     TOTAL OPERATING EXPENSES. Our total operating expenses decreased 2.16 million, or 83%, to $0.44 million for the quarter ended June 30, 2005 from $2.60 million for the quarter ended June 30, 2004. The decrease was attributable to our decision in the May 2005 to cease all ongoing operations, , except for operations related to helping our secured creditor liquidate its collateral.

     OTHER INCOME (EXPENSES). Our other non-operating expense increased $3.19 million to $1.89 million for the quarter ended June 30, 2005 from $(1.30) million for the comparable period in 2004. The increase was primarily related to the loss on the disposal of assets following the ending of operations in May 2005 and the liquidation of our assets by our secured creditor.

     NET LOSS. We incurred a net loss of $2.39 million for the quarter ended June 30, 2005. This represented an increase of $1.75 million, or 273%, compared to a net loss of $0.64 million for the quarter ended June 30, 2004.

SIX MONTHS  ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004.

     NET SALES. Our net sales decreased $28.04 million, or 98%, to $0.45 million for the six months ended June 30, 2005 from $28.49 million for the six months ended June 30, 2004. The decrease in net sales was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral resulting in a large a large number of returns occurring during the quarter.

     GROSS PROFIT (LOSS). We had a gross profit of $0.02 million for the six months ended June 30, 2005. This represented a decrease of $3.07 million, or 99%, compared to a gross profit of $3.09 million for the comparable period in 2004. The decrease in gross profit was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     TOTAL OPERATING EXPENSES. Our total operating expenses decreased 2.94 million, or 60%, to $1.92 million for the six months ended June 30, 2005 from $4.86 million for the six months ended June 30, 2004. The decrease was attributable to our decision in the May 2005 to cease all ongoing operations, , except for operations related to helping our secured creditor liquidate its collateral.

     OTHER INCOME (EXPENSES). Our other non-operating expense decreased $1.44 million to $0.04 million for the six months ended June 30, 2005 from $1.48 million for the comparable period in 2004. The decrease was primarily related to the loss on the disposal of assets following the ending of operations in May 2005 and the liquidation of our assets by our secured creditor.

     NET LOSS. We incurred a net loss of $3.90 million for the six months ended June 30, 2005. This represented an increase of $3.29 million, or 539%, compared to a net loss of $0.61 million for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 2004, we financed our operations and met our capital expenditure requirements primarily from cash provided by operations, borrowings from private individuals, and borrowings from financial institutions. As of June 30, 2005, we had approximately $75,000 in cash and cash equivalents compared to approximately $451,000 at June 30, 2004. As of August 7, 2006, our principal sources of liquidity were cash and cash equivalents of $40,000.

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

DEBT OBLIGATIONS

     At August 7, 2006 our cash obligations for short-term and long-term debt consisted of:


         Convertible note payable - others                     650,000
         Convertible note payable - Laurus                   2,019,000
         Convertible note payable - Alloy                      600,000
                                                     ------------------
         Total debt                                       $  3,269,000
                                                     ==================

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

WE CURRENTLY HAVE NO BUSINESS OPERATIONS OR REVENUE AND WILL BE REQUIRED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN.

     In April 2005 we discontinued all business operations, other than assisting our secured creditor to liquidate its collateral and we currently have no sales or other sources of revenues to generate the cash flows to meet our operating and capital needs, which we expect to be $0.8 million for the fiscal year ending December 31, 2006. As of August 7, 2006, our principal sources of liquidity were cash and cash equivalents of $40,000 million and we have no committed sources of funding. Our current forecast projects that our current cash resources will only be sufficient to fund our operations until August 31, 2006. If we do not raise additional debt or equity financing we may be forced to liquidate our remaining assets which are insufficient to meet our obligations to our creditors.

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

     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In our reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, June 30, 2004, March 31, 2005 and June 30, 2005 and in our
reports on Form 10-K for the years ended December 31, 2003 and December 31, 2004, we reported our disclosure controls and procedures were not effective in all material respects as of such periods, and had not been effective as of December 31, 2003 and December 31, 2004. We continue to experience significant deficiencies and material weaknesses in our disclosure controls and procedures, however, we believe that the measures we have implemented in connection with the preparation of this Report, and which are discussed in Item 4 - "Controls and Procedures," have been effective to ensure that our financial statements, and other financial information included in this Report, have been recorded, processed, summarized and reported correctly.

     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In our reports on Form 10-Q for the quarter ended March 31, 2004, June 30, 2004 and September 30, 2004, March 31, 2005 and June 30, 2005,
and in our reports on Form 10-K for the years ending December 31, 2003 and 2004, we reported our disclosure controls and procedures were not effective in all material respects as of such periods, and had not been effective as of December 31, 2003 and December 31, 2004. We continue to experience significant deficiencies and material weaknesses in our disclosure controls and procedures, however, we believe that the measures we have implemented in connection with the preparation of this Report, and which are discussed in Item 4 - "Controls and Procedures," have been effective to ensure that our financial statements, and other financial information included in this Report, have been recorded, processed, summarized and reported correctly.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

     The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We have 32,865,975 shares of common stock outstanding as of August 1, 2006. In addition, as of August 1, 2006, we had 27,976,000 shares of our common stock reserved for issuance under warrants, stock options and convertible notes. WE DO NOT HAVE SUFFICIENT AUTHORIZED SHARES OF OUR COMMON STOCK

     We have only 50,000,000 shares of common stock authorized for issuance. As of August 1, 2006, we had 32,865,975 shares of common stock issued and outstanding and approximately 27,976,000 shares of our common stock are issuable upon the exercise of warrants and options or the conversion of certain convertible promissory notes. The number of shares of common stock issuable upon the exercise of warrants and options or the conversion of certain convertible promissory notes fluctuates depending upon the current trading price of common stock. In order to provide us the flexibility to raise additional equity, to consummate the proposed merger with Protron or even to have sufficient shares for our existing financial instruments, we will need to amend our certificate of incorporation to increase the authorized number of shares, which would require the approval of our existing stockholders. We are uncertain that we could obtain this approval based on the dilutive effect of the issuance of additional shares of our common stock. Any failure to obtain this approval could adversely affect us and the market for our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. We do not believe that we have any material exposure to interest rate risk. We did not experience a material impact from interest rate risk during the second quarter of fiscal 2005.

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

     As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as a result of material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2005. A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

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

MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     In our Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 17, 2004, following an evaluation by prior management, we reported that our disclosure controls and procedures were not effective in all material respects as of December 31, 2003 and that our disclosure controls and procedures were still not effective in all material respects as of March 31, 2004. Our prior management in connection with our Reports on Form 10-Q for the quarters ended June 30, 2004 and June 30, 2004, respectively, conducted evaluations of our disclosure controls and reporting. Based upon the conclusions of our prior management we disclosed in our Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 16, 2004, our Report on Form 10-Q for the quarter ended November 30, 2004, filed with the SEC on November 15, 2004, and our Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on April 7, 2006, that we continued to experience material weaknesses in our disclosure controls and procedures as of June 30, June 30 and December 31, 2004, respectively.

     In April 2005 our management team decided to cease all ongoing operations, except for operations related to helping our secured creditor, Laurus Master Fund, Ltd. liquidate their collateral. In June 2005, four members of our board of directors resigned, along with the individuals serving as our chief executive officer, chief financial officer, vice president, general counsel and secretary. Following the end of operations in April 2005, we suffered a significant reduction in our staff, including all members of our accounting staff. As a result we have been unable to timely implement our quarter and year end closing procedures and have failed to timely file our periodic reports with the SEC, for the quarters ended March 31, June 30, June 30, December 31, 2005 and March 31, 2006.

     In connection with the preparation of this Report on Form 10-Q, our management and board of directors have concluded that that as a result of the cessation of operations in April 2005, the resignation of our executive officers in June 2005 and the significant reduction in staff we have experienced we have been unable maintain effective internal control over financial reporting and have continued to experience the material weaknesses previously identified. Specifically, we did not maintain adequate systems, policies or procedures principally with respect to:

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

ITEM 1A. RISK FACTORS.

     Information regarding risk factors appears in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and various risk factors faced by us are also discussed elsewhere in Item 2 of this report. In addition, risk factors are included in Item 1A of our Annual Report on Form 10-K for our fiscal year ending December 31, 2004 and December 31, 2005, filed with the Commission on April 7, 2006 and June 21, 2006, respectively. There are no material changes from the risk factors previously disclosed on our Annual Report on Form 10-K for the fiscal years ending December 31, 2004 and December 31, 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS.


EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION

4.3               Convertible  Promissory  Note, dated April 1, 2005, issued by Registrant in favor of Alloy
                  Marketing and Promotions, LLC. (1)
31.1              Certification of Andy Teng, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. +
31.2              Certification of Andy Teng, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. +
32.1              Certification of Andy Teng, Principal Executive Officer and Principal Financial Officer,
                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002. +

+                 Filed herewith.

(1)               Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2005.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized

                                    DIGITAL LIFESTYLES GROUP, INC.



Dated:   August 10, 2006            By:      /s/ Andy Teng
                                             -----------------------------------
                                    Name:    Andy Teng
                                    Title:   Chief Executive Officer, Chief
                                             Financial Officer and Chairman of
                                             the Board