Form 10-Q
period 2005-09-30
DIGITAL LIFESTYLES GROUP INC
filed 2006-08-14
CIK 942650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005



                                      INDEX



                                                                           Pages

Part I.     Financial Information
   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheets as of
            September 30, 2005 (unaudited) and
            December 31, 2004...............................................1

            Consolidated Statements of Operations for
            Each of the Three- and Nine-Month Periods
            Ended September 30, 2005 (unaudited) and
            September 30, 2004 (unaudited)..................................2

            Consolidated Statements of Stockholders'
            Deficit for the Nine Month Period Ended
            September 30, 2005 (unaudited)...................................3

            Consolidated Statements of Cash Flows
            for Each of the Nine-Month Periods Ended
            September 30, 2005 (unaudited) and
            September 30, 2004 (unaudited)...................................4

            Notes to Consolidated Financial Statements (unaudited)...........5

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................23

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......32

   Item 4.  Controls and Procedures.........................................32


Part II.    Other Information

   Item 1.  Legal Proceedings...............................................35

   Item 1A. Risk Factors....................................................35

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....35

   Item 3.  Defaults upon Senior Securities.................................36

   Item 4.  Submission of Matters to a Vote of Security Holders.............36

   Item 5.  Other Information...............................................36

   Item 6.  Exhibits........................................................37

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                              As of                  As of
                                                                        September 30, 2005      December 31, 2004
                                                                       --------------------    --------------------
                                                                           (unaudited)

                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $           110          $         466
  Accounts receivable, net of allowance for doubtful accounts
      of $0 and $1,584 in 2005 and 2004, respectively                                180                  4,087
  Inventories, net                                                                     -                  2,201
  Prepaid expenses and other current assets                                            -                    218
                                                                       --------------------    --------------------
      Total current assets                                                           290                  6,972

NON CURRENT ASSETS:
  Equipment, net                                                                       -                  2,044
  Other assets                                                                         -                     98
                                                                       --------------------    --------------------
      Total assets                                                          $        290          $       9,114
                                                                       ====================    ====================

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                       $         6,348          $       7,398

  Accrued expenses                                                                   269                    902
  Convertible notes payable                                                        2,905                  1,576
  Line of credit                                                                       -                    331
  Note payable to related party                                                        -                  1,004
  Notes payable                                                                        -                  1,319
                                                                       --------------------    --------------------
      Total current liabilities                                                    9,522                 12,530

NON CURRENT LIABILITIES:
  Derivative and warrant liabilities                                               7,151                  4,788
                                                                       --------------------    --------------------
      Total liabilities                                                           16,673                 17,318

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.01 par value; 5,000 shares authorized, 0                         -                      -
      shares issued and outstanding, liquidation preference of $0
  Common stock, $0.03 par value; 50,000 shares authorized,
      38,648 and 37,648 shares issued and outstanding in
      2005 and 2004, respectively                                                  1,160                  1,130
  Additional paid-in capital                                                      15,178                 14,204
  Accumulated deficit                                                            (26,514)               (17,331)
                                                                       --------------------    --------------------
                                                                                (10,176)                (1,997)

  Less: Unearned ESOP shares                                                     (6,207)                (6,207)
                                                                       --------------------    --------------------

      Total stockholders' deficit                                               (16,383)                (8,204)
                                                                       --------------------    --------------------

      Total liabilities and stockholders' deficit                        $           290          $       9,114
                                                                       ====================    =====================

      See accompanying notes to condensed consolidated financial statements

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)


                                                                       For the Three Months       For the Nine Months
                                                                              Ended                      Ended
                                                                           September 30,             September 30,
                                                                         2005       2004            2005       2004
                                                                       ---------  ---------       ---------  ---------

Net sales                                                              $       -  $  10,458       $     448  $  38,946
Cost of sales                                                                  -      9,394             428     34,789
                                                                       ---------  ---------       ---------  ---------
     Gross profit                                                              -      1,064              20      4,157

Operating expenses                                                            76      4,402           2,002      9,256
                                                                       ---------  ---------       ---------  ---------
Operating loss                                                              (76)    (3,338)         (1,982)    (5,099)
                                                                       ---------  ---------       ---------  ---------

Other (income) expense:
   Interest expense                                                           57        357           1,452        680
   Change in fair value of derivative and warrant liabilities              6,268          -           2,299          -
   Loss on disposal of assets                                                  -          -           4,553          -
   Gain on debt settlement                                               (1,115)          -         (1,115)          -
   Other, net                                                                  -        (1)             (4)    (1,473)
                                                                       ---------  ---------       ---------  ---------
      Total other (income) expense                                         5,210        356           7,185      (793)
                                                                       ---------  ---------       ---------  ---------

Loss before provision for income taxes                                   (5,286)    (3,694)         (9,167)    (4,306)

Provision for income taxes                                                     -          -              16          -
                                                                       ---------  ---------       ---------  ---------
Net loss                                                               $ (5,286)  $ (3,694)       $ (9,183)  $ (4,306)
                                                                       =========  =========       =========  =========
Basic and diluted loss per share                                       $  (0.14)  $  (0.16)       $  (0.24)  $  (0.21)
                                                                       =========  =========       =========  =========
Weighted average shares of common stock outstanding:
Basic and diluted                                                         38,148     23,416          37,814     20,445
                                                                       =========  =========       =========  =========


      See accompanying notes to condensed consolidated financial statements

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (unaudited)
                                 (in thousands)


                                                             Additional      Unearned                           Total
                                       Common Stock            Paid-in         ESOP         Accumulated     Stockholders'
                                     Shares      Amount        Capital        Shares          Deficit          Deficit
                                   ---------   ---------    ------------    ----------     -------------   ---------------

Balance,
January 1, 2005                      37,648     $ 1,130      $   14,204      $(6,207)      $  (17,331)     $     (8,204)
Conversion of debt owed to
stockholder                           1,000          30      $      974             -                 -            1,004
Net loss                                  -           -               -             -           (9,183)          (9,183)
                                   ---------   ---------    ------------    ----------     -------------   ---------------
Balance, September 30, 2005          38,648     $ 1,160      $   15,178      $(6,207)       $  (26,514)     $   (16,383)
                                   =========   =========    ============    ==========     =============   ===============





      See accompanying notes to condensed consolidated financial statements

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                              2005                  2004
                                                                       ------------------    ------------------

Cash flows from operating activities
   Net loss                                                               $   (9,183)           $   (4,306)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                               113                   245
      Gain on debt settlement                                                 (1,115)                     -
      Change in fair value of derivative and warrant liabilities                2,299                     -
      Amortization of debt discount and issuance cots                           1,306                     -
      Loss on disposal of assets                                                4,553                    19
      Stock-based compensation                                                      -                    25
      Provision for losses on accounts receivable                                   -                    22
      Changes in operating assets and liabilities:
         Accounts receivable                                                    2,007                 3,478
         Inventories                                                            1,262                 (490)
         Prepaid expenses and other current assets                                218                  (93)
         Other assets                                                              98                     -
         Accounts payable                                                     (1,116)                 (788)
         Accrued expenses                                                       (682)                 1,170
         Accrued royalties                                                          -                (1,400)
                                                                       ------------------    ------------------

Net cash used in operating activities                                           (240)               (2,118)
                                                                       ------------------    ------------------

Cash flows from investing activities
   Purchases of equipment                                                       (148)                 (977)
   Proceeds from sale of fixed assets                                           1,063                     -
                                                                       ------------------    ------------------

Net cash provided by (used in) investing activities                               915                 (977)
                                                                       ------------------    ------------------

Cash flows form financial activities:
   Proceeds from sale of common stock                                               -                 4,614
   Payments on note payable                                                   (1,281)                   (7)
   Proceeds from convertible notes payable, net of issuance costs                 250                     -
   Advances from related party                                                      -                   500
   Payments on advances from related party                                          -                 (500)
   Borrowings under short-term financing, net                                       -                   792
                                                                       ------------------    ------------------

Net cash provided by (used in) financing activities                           (1,031)                 5,399
                                                                       ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                            (356)                 2,304

Cash and cash equivalents, beginning of period                                    466                   254
                                                                       ------------------    ------------------

Cash and cash equivalents, end of period                                  $       110          $      2,558
                                                                       ==================    ==================

      See accompanying notes to condensed consolidated financial statements

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

               For the Quarters Ended September 30, 2005 and 2004

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

In the opinion of our management, the accompanying financial statements contain all adjustments necessary to present fairly our financial position at September 30, 2005, and the results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

As of June 30, 2006, we have no business operations other than to assist our secured creditor, Laurus, liquidate its collateral. As of August 7, 2006, we have approximately $40,000 of cash, and as of June 30, 2006, $2.1 million of secured debt and approximately $7.6 million in unsecured debt, virtually all of which is past due. During the fiscal year ending December 31, 2006, we expect to incur costs of approximately $800,000 primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing the Company current in its SEC filings, and insurance.

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

Software Development Costs

In 2004, we capitalized software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to our customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software's estimated economic life of approximately three years. Amortization of software development costs was $0 during the nine months ended September 30, 2005 and 2004, as product sales had not yet commenced.

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

For the nine months ended September 30, 2005 and 2004, major customers accounted for approximately 12% and 47%, respectively, of total sales. At September 30, 2005 and December 31, 2004, $0 and $794,000, respectively, of accounts receivable related to these customers.

For the nine months ended September 30, 2005 and 2004, major suppliers accounted for 11% and 10%, respectively, of total purchases.

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

Derivative Financial Instruments

Our derivative financial instruments consist of embedded derivatives related to Laurus notes entered into on November 30, 2004 and the Alloy note (see Note 7). The embedded derivatives include the conversion feature, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of all derivatives at September 30, 2005 totaled approximately $7,151,000. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0% annual volatility of 212%-364%, risk free interest rate of 2.11%-4.39%, and expected life of 3-10 years.

The derivatives are classified as long-term liabilities (see Note 7).

For the nine months ended September 30, 2005, the net increase in derivative and warrant liabilities was approximately $2,299,000, which is recorded as a component of other expense in the accompanying consolidated statements of operations.

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

Advertising Revenue and Costs

Advertising revenue is recognized upon receipt of income. Advertising costs are charged to expense as incurred. Net advertising expense was $80,000 and $121,000 for the nine months ended September 30, 2005 and 2004, respectively, and is included in operating expenses.

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

Stock-Based Compensation

We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted after January 1, 1995 based on the fair value at grant date for awards. At September 30, 2005, we have one stock-based employee compensation plan, which is described more fully in Note 9. We account for this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost related to this plan is reflected in the statement of operations in 2005, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the dates of grant. In the nine months of September 30, 2004, we recognized $20,000 in compensation expense under APB 25 in connection with the vested portion of certain options granted which had exercise prices less than the fair market value of the common stock underlying the options on the date of grant. The following table illustrates the effect on net loss and loss per share if we had applied the minimum value recognition provisions SFAS No. 123, to stock-based employee compensation:


                                                      For the Three Months    For the Nine Months
                                                             Ended                   Ended
                                                          September 30,          September 30,
                                                        2005       2004         2005       2004
                                                      ---------  ---------    ---------  ---------
Net loss, as reported                                 $(5,286)  $ (3,694)    $ (9,183)  $  (4,306)
Add:
     Total stock-based compensation expense
     under APB 25                                             -          -            -         20
Add:
     Total stock-based compensation expense
     under fair value based method for all
     awards                                                (90)      (570)         (90)    (1,191)
                                                      ---------  ---------    ---------  ---------

Pro forma net loss                                    $ (5,376)  $ (4,264)    $ (9,273)  $ (5,477)
                                                      ---------  ---------    ---------  ---------

Basic and diluted loss per share -                    $  (0.14)  $  (0.16)    $  (0.25)  $  (0.21)
as reported
                                                      ---------  ---------    ---------  ---------

Basic and diluted loss per share -                    $  (0.14)  $  (0.18)    $  (0.25)  $  (0.27)
pro forma
                                                      ---------  ---------    ---------  ---------


401(k) Plan

We offer a 401(k) plan that covers all full time employees who are not a covered by a collective bargaining agreement. Employees are eligible for the plan following one year of service. We made matching contributions to participants equal to 50% of the first 6% of the employee's contribution through June 2001. Expenses relating to the 401(k) plan were $0 for the nine months ended September 30, 2005 and 2004.

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

Since we reported losses for 2005, basic and diluted weighted average shares are the same for that quarter, as the effect of potentially diluted shares are anti-dilutive and thus not included in the diluted loss per share calculation. For the nine months ended September 30, 2005 and September 30, 2004, the additional potential dilutive shares are 18,356,955 and 2,699,166, respectively.

Product Licenses

From time to time, we receive notices from companies and individuals asserting exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry and/or our business. We evaluate each claim relating to its products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology nor do these agreements protect us from trade secret, copyright or other violations by us, or our suppliers in developing or selling these products. Liabilities are recorded when claims asserted are probable and such costs to the Company can be estimated. No such costs have been recorded during the nine months ended September 30, 2005 and 2004.

Comprehensive Income

We have adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. There was no difference between net loss and comprehensive loss for the nine months ended September 30, 2005 and 2004.

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

NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Inventories consist of the following (in thousands):


                                                                    September 30,         December 31,
                                                                        2005                  2004
                                                                 ------------------    ------------------

Raw material                                                       $          -          $      2,201
WIP and finished goods                                                        -                     -
                                                                 ------------------    ------------------

                                                                   $          -          $      2,201
                                                                 ==================    ==================

Equipment consists of the following (in thousands):

                                                                    September 30,         December 31,
                                                                        2005                  2004
                                                                 ------------------    ------------------

Machinery and equipment                                            $          -          $      1,808
Software                                                                      -                   991
Leasehold improvements                                                        -                   391
Vehicles                                                                      -                    34
Furniture and fixtures                                                        -                   110
                                                                 ------------------    ------------------
                                                                              -                 3,334

Less accumulated depreciation and amortization                               -               (1,290)
                                                                 ------------------    ------------------

                                                                   $          -          $      2,044
                                                                 ==================    ==================

Depreciation and amortization  expense on equipment was  approximately  $113,000
and  $246,000  for  the  nine  months  ended   September   30,  2005  and  2004,
respectively.

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

The following represents the changes in the goodwill balance:

    Balance, January 1, 2004                                                    $       3,492,000

    Impairment loss on goodwill in the quarter ended December 31, 2004                (3,492,000)
                                                                                -----------------
    Balance, December 31, 2004 and September 30, 2005                           $               -
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

NOTE 7 - CONVERTIBLE NOTES PAYABLE

At September 30, 2005, we had $100,000 of convertible notes payable to an individual, dated June 18, 1999. Interest was payable at 10% per annum through December 18, 2000 and is payable at 12% thereafter. The note and accrued interest were due December 18, 2000. The note is convertible at $20.00 per share and is currently in default. Management has held settlement discussions with the note holder but has been unable to reach a settlement for payment.

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

The convertible revolving note balance was $0 at September 30, 2005. The convertible term note balance at September 30, 2005 was $2,019,000, and is classified as part of convertible notes in the accompanying consolidated balance sheet (see below).

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

At September 30, 2005, we have shown all of the convertible note balance as a current liability because of the default in the third quarter of 2005 (see below).

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE, continued

Convertible notes payable are summarized as follows:

                                                                             September 30,          December 31,
                                                                                 2005                   2004
                                                                          --------------------   --------------------

Convertible note payable to a third party with an interest
   rate of 10% per annum, matured in December 2000,
   currently in default. Default interest rate is 15%.
   Late payments also incur a late fee of 6% per month                      $      100,000         $      100,000

Convertible note payable to a third party, payable upon demand                     600,000                      -

Convertible note payable to a third party with interest
   at a rate of 7% per annum, net of $64,000 unamortized
   debt discount                                                                   186,000                      -

Convertible credit facility with a related party, with
   a default interest rate of approximately 12% as of
   September 30, 2005. Payment is due upon completion
   of a merger with another company. Net of unamortized
   debt discount of $0 and $1,274,000, respectively                             2,019,000               1,476,000
                                                                          ----------------       --------------------

                                                                            $    2,905,000         $    1,576,000
                                                                          ================       ====================

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

3,000,000 options were granted to Mr. Teng and 6,707,000 options to terminated employees were cancelled during the quarter ended September 30, 2005.

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

We make annual contributions to the ESOP equal to a minimum of the ESOP's required debt service less dividends received by the ESOP. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. As shares are released from collateral, we report compensation expense equal to the current market price of the shares and the released shares become outstanding for earnings-per-share computations. We recognized no compensation expense for the nine months ended September 30, 2005 and 2004. In the fourth quarter of 2004, we recognized $16,000 of non-cash compensation expense related to the value of the 47,991 additional shares of our common stock allocated to the ESOP participants as a result of the DOL audit (see below). Dividends on released ESOP shares are recorded as a reduction of retained earnings; dividends on unreleased ESOP shares are recorded as a reduction of debt and accrued interest when paid. ESOP interest expense related to the ESOP note was $0 for the nine months ended September 30, 2005 and 2004.

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



NOTE 10 - EMPLOYEE STOCK OWNERSHIP PLAN, continued

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

Common shares held by the ESOP are as follows:

                                                                         (in thousands)
                                                          -------------------------------------------
                                                              September 30,          December 31,
                                                                 2005                   2004
                                                          --------------------   --------------------

Allocated shares                                                     1,613                  1,613
Shares released for allocation                                           -                      -
Unreleased (unearned) shares                                         2,641                  2,641
                                                          --------------------   --------------------

Total ESOP shares                                                    4,254                  4,254
                                                          ====================   ====================

Fair value of unreleased (unearned) shares
(based on closing price of our stock)                       $        1,346         $          924
                                                          ====================   ====================

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the nine months ended September 30, 2005 and 2004, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period.

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

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                               Nine Months Ended September 30,
                                       -------------------------------------------
                                              2005                   2004
                                       --------------------   --------------------


(In thousands)

Cash paid during period:

     Interest                              $         67           $        573

     Income taxes                          $          -           $          -



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

NOTE 15 - SUBSEQUENT EVENTS

On October 28, 2005, we issued a convertible promissory note to an investor in exchange for $50,000 in immediately available funds. The convertible promissory note bears interest at a rate of 7% per annum and has an initial maturity date of October 28, 2006. The convertible promissory note is convertible at any time into shares of our common stock at a conversion price of $0.25. We are obligated to make interest-only payments until the maturity date or until the note is converted or prepaid in full. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time beginning six months after the date of the note. In the event that we elect to prepay the note, the noteholder may elect within three business days to convert all or a portion of the note into shares of our common stock and prevent prepayment of the note. In connection with the issuance of the note, the investor was also issued warrants to purchase an aggregate of 40,000 shares of our common stock. The warrant is exercisable at $0.25 per share, is exercisable immediately and expires five years from the date of issuance. We have also granted certain registration rights related to the shares of our common stock underlying the convertible note and warrants issued to the investor. The value of these warrants have been recorded as debt discount of $16,000 and amortized to interest expense on the effective interest method over the life of the promissory note. Approximately $3,000 of amortization expense has been recorded during 2005 for this debt discount.

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

Results of Operations

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004.

     Net Sales. Our net sales decreased $10.46 million or 100%, to $0 for the quarter ended September 30, 2005 from $10.46 million for the quarter ended September 30, 2004. The decrease in net sales was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     Gross Profit. We had no gross profit for the quarter ended September 30, 2005. This represented a decrease of $1.06 million, or 100%, compared to a gross profit of $1.06 million for the comparable period in 2004. The decrease in gross profit was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     Total Operating Expenses. Our total operating expenses decreased $4.32 million, to $80,000 for the quarter ended September 30, 2005 from $4.40 million for the quarter ended September 30, 2004. The decrease in total operating expenses was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     Other Income (Expenses). Our other non-operating expenses increased $5.16 million to $5.20 million for the quarter ended September 30, 2005 from approximately $40,000 for the comparable period in 2004. The increase was primarily related to an increase in our derivative and warrant liabilities during the quarter.

     Net Loss. We incurred a net loss of $5.29 million for the quarter ended September 30, 2005. This represented an increase of $1.60 million, or 43%, compared to a net loss of $3.69 million for the quarter ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004.

     Net Sales. Our net sales decreased $38.50 million or 99%, to $0.45 for the nine months ended September 30, 2005 from $38.95 million for the quarter ended September 30, 2004. The decrease in net sales was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     Gross Profit. We had a gross profit of $20,000 for the nine months ended September 30, 2005. This represented a decrease of $4.14 million, or 99%, compared to a gross profit of $4.15 million for the comparable period in 2004. The decrease in gross profit was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     Total Operating Expenses. Our total operating expenses decreased $7.26 million, to $2.0 million for the nine months ended September 30, 2005 from $9.26 million for the nine months ended September 30, 2004. The decrease in total operating expenses was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     Other Income (Expenses). Our other non-operating expenses increased $6.4 million to $7.19 million for the nine months ended September 30, 2005 from approximately $0.79 million for the comparable period in 2004. The increase was primarily related to an increase in our derivative and warrant liabilities during the quarter.

     Net Loss. We incurred a net loss of $9.18 million for the nine months ended September 30, 2005. This represented an increase of $4.87 million, or 113%, compared to a net loss of $4.31 million for the quarter ended September 30, 2004.

Liquidity and Capital Resources

     Prior to 2004, we financed our operations and met our capital expenditure requirements primarily from cash provided by operations, borrowings from private individuals, and borrowings from financial institutions. As of September 30, 2005, we had approximately $110,000 in cash and cash equivalents compared to approximately $466,000 at December 31, 2004 and $2.56 million at September 30, 2004. As of August 7, 2006, our principal sources of liquidity were cash and cash equivalents of approximately $40,000.

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

Debt Obligations

     At August 7, 2006 our cash obligations for short-term and long-term debt consisted of:


    Convertible note payable - others                              650,000
    Convertible note payable - Laurus                            2,019,000
    Convertible note payable - Alloy                               600,000
                                                              ------------
         Total debt                                           $  3,269,000
                                                              ============


     On November 30, 2004, we closed a financing transaction with Laurus to obtain a $7.5 million credit facility. The financing was completed pursuant to a security agreement with Laurus, pursuant to which we issued to Laurus a $2.75 million secured convertible minimum borrowing note, which is structured as a term note, and a $4.75 million secured convertible revolving note, which is structured as a revolving balance note. As of December 31, 2004, we had borrowed approximately $3.3 million under this facility, net of issuing costs. A portion of these funds were used to repay our existing short-term financing. Our obligations to Laurus under the credit facility are secured by substantially all of our assets (other than intellectual property), including our ownership interests in our operating subsidiaries. In May 2005, following the occurrence of a number of events of default under the credit facility, Laurus accelerated our payment obligations and ultimately commenced foreclosure proceedings against all of our assets for failure to make payment. Following the liquidation of all of our accounts receivable, inventories and equipment we presently owe Laurus approximately $2.1 million under this credit facility. On December 8, 2005, we entered into a letter agreement with Laurus whereby we agreed to a payment plan for the outstanding secured debt we owe to Laurus. Under our agreement with Laurus we agreed to make interest-only payments to them beginning retroactively on December 1, 2005, until the earlier of the consummation of a merger with Protron or February 20, 2006. On February 15, 2006, Laurus agreed to extend the date that interest only payments would be made until March 1, 2006. Our agreement with Laurus provides that on the date we consummate a merger with Protron, in full satisfaction of our debt to Laurus, we will pay Laurus $950,000 in cash and issue to them that number of shares of our common stock that is equal to $950,000, based upon a conversion price of the 30 day average volume weighted average price calculated as of the date prior to the merger. On March 1, 2006, Laurus agreed to indefinitely extend our right to make interest only payments to them, subject to our assurances that we will use our best efforts to consummate a merger with Protron as soon as is practicable.

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

     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In our reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and
September 30, 2005 and in our reports on Form 10-K for the years ended December 31, 2003 and December 31, 2004, we reported our disclosure controls and procedures were not effective in all material respects as of such periods, and had not been effective as of December 31, 2003 and December 31, 2004. We continue to experience significant deficiencies and material weaknesses in our disclosure controls and procedures, however, we believe that the measures we have implemented in connection with the preparation of this Report, and which are discussed in Item 4 - "Controls and Procedures," have been effective to ensure that our financial statements, and other financial information included in this Report, have been recorded, processed, summarized and reported correctly.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. We do not believe that we have any material exposure to interest rate risk. We did not experience a material impact from interest rate risk during the third quarter of fiscal 2005.

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

     As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as a result of material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2005. A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5. Other Information.

        None.

ITEM 6.

Exhibits.

EXHIBIT INDEX
Exhibit No.   Description
4.4           Form of  Convertible Promissory  Note, issued by Registrant in favor of certain accredited investors in September and October 2005. (1)
4.5           Form of Common Stock Purchase Warrant, issued by Registrant in favor of certain accredited investors in September and October 2005. (1)
4.6           Form of Registration Rights Agreement entered into by Registrant and certain accredited investors in September and October 2005.(1)
10.2          Employment Agreement, dated August 10, 2005, by and between
              Registrant and Andy Teng (2)
10.3          Stock Option Agreement dated August 10, 2005, by and between
              Registrant and Andy Teng. (2)
31.1          Certification of Andy Teng, Principal Executive Officer,
              pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange
              Act of 1934. +
31.2          Certification of Andy Teng, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.+
32.1          Certification of Andy Teng, Principal Executive Officer and
              Principal  Financial  Officer, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

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


Dated:   August 10, 2006                   By:      /s/ Andy Teng
                                                    ----------------------------
                                           Name:    Andy Teng
                                           Title:   Chief Executive Officer,
                                                    Chief Financial Officer and
                                                    Chairman of the Board