Form 10-Q
period 2006-03-31
DIGITAL LIFESTYLES GROUP INC
filed 2006-08-17
CIK 942650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes [X]           No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 14, 2006 there were 32,865,975 shares of common stock, par value $0.03 per share, outstanding and no shares of preferred stock, par value $0.01 per share.

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2006



                                      INDEX

                                                                                                                   PAGES
PART I.       FINANCIAL INFORMATION
   Item 1.    Consolidated Financial Statements:

              Consolidated Balance Sheets as of
              March 31, 2006 (unaudited) and December 31, 2005.........................................................1

              Consolidated Statements of Operations for Each of the Three-Month
              Periods Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)..................................2

              Consolidated Statement of Stockholders' Deficit for the Three-Month
              Period Ended March 31, 2006 (unaudited)..................................................................3

              Consolidated Statements of Cash Flows for Each of the Three-Month
              Periods Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)..................................4

              Notes to Consolidated Financial Statements (unaudited)...................................................5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................................21

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................................32

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

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings.......................................................................................34

   Item 1A.   Risk Factors............................................................................................34

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.............................................34

   Item 3.    Defaults Upon Senior Securities.........................................................................34

   Item 4.    Submission of Matters to a Vote of Security Holders.....................................................34

   Item 5.    Other Information.......................................................................................35

   Item 6.    Exhibits................................................................................................36



PART I            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                                                              As of                    As of
                                                                          March 31, 2006         December 31, 2005
                                                                       ---------------------    ---------------------
                                                                           (unaudited)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $       165              $        62
  Accounts receivable                                                                    -                      116
                                                                       ---------------------    ---------------------
      Total assets                                                             $       165              $       178
                                                                       =====================    =====================

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                             $                        $     6,502
                                                                                     6,444
  Accrued expenses                                                                     285                      252
  Convertible notes payable, net of debt discount                                    3,227                    3,032
                                                                       ---------------------    ---------------------
      Total current liabilities                                                      9,956                    9,786

  Derivative and warrant liabilities                                                 9,189                    6,186
                                                                       ---------------------    ---------------------
      Total liabilities                                                             19,145                   15,972
                                                                       ---------------------    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.01 par value; 5,000 shares authorized, 0                           -                         -
       shares issued and outstanding, liquidation preference of $0
  Common stock, $0.03 par value; 50,000 shares authorized, 32,866
       shares issued and outstanding                                                   986                      986
  Additional paid-in capital                                                        15,536                   15,388
  Accumulated deficit                                                              (29,295)                 (25,961)
                                                                       ---------------------    ---------------------
                                                                                   (12,773)                  (9,587)

  Less: Unearned ESOP shares                                                        (6,207)                  (6,207)
                                                                       ---------------------    ---------------------

      Total stockholders' deficit                                                  (18,980)                 (15,794)
                                                                       ---------------------    ---------------------

      Total liabilities and stockholders' deficit                              $       165              $       178
                                                                       =====================    =====================


      See accompanying notes to condensed consolidated financial statements


                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                                                    For the Three Months Ended
                                                                               March 31, 2006        March 31, 2005
                                                                              ------------------    ------------------
Net sales                                                                            $       -            $    1,210
Cost of sales                                                                                -                (1,155)
                                                                              ------------------    ------------------
     Gross profit                                                                            -                    55

Operating expenses                                                                         320                 1,476
                                                                              ------------------    ------------------
     Operating loss                                                                       (320)               (1,421)
                                                                              ------------------    ------------------

Other (income) expense:
  Interest expense                                                                         112                   203
  Change in fair value of derivative and warrant liabilities                             2,958                (1,647)
  Gain on debt settlement                                                                  (52)                    -
  Loss on disposal of assets                                                                 -                 1,532
  Other, net                                                                                (4)                   (4)
                                                                              ------------------    ------------------
     Total other expense, net                                                            3,014                    84
                                                                              ------------------    ------------------

Loss before provision for income taxes                                                  (3,334)               (1,505)

Provision for income taxes                                                                   -                     -
                                                                              ------------------    ------------------

Net loss                                                                           $    (3,334)          $    (1,505)
                                                                              ==================    ==================

Basic loss per share                                                               $     (0.10)          $     (0.04)
                                                                              ==================    ==================

Diluted loss per share                                                             $     (0.10)          $     (0.04)
                                                                              ==================    ==================

Weighted average shares of common stock outstanding:
  Basic                                                                                  32,866                37,648
                                                                              ==================    ==================
  Diluted                                                                                32,866                37,648
                                                                              ==================    ==================

      See accompanying notes to condensed consolidated financial statements


                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (unaudited)
                                 (In thousands)

                                                              Additional      Unearned                              Total
                                         Common Stock           Paid-in         ESOP          Accumulated       Stockholders'
                                                                Capital        Shares           Deficit            Deficit
                                     ---------------------    ------------    -----------    ---------------    ---------------

                                     Shares      Amount
                                     --------    ---------
Balance,                             32,866        $986         $15,388        $(6,207)        $(25,961)          $(15,794)
January 1, 2006

Issuance of options to employees        -           -               148           -                -                   148

Net income                              -           -              -              -              (3,334)            (3,334)
                                     --------    ---------    ------------    -----------    ---------------    ---------------

Balance, March 31, 2006              32,866        $986         $15,536        $(6,207)        $(29,295)          $(18,980)
                                     ========    =========    ============    ===========    ===============    ===============

      See accompanying notes to condensed consolidated financial statements



                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                                    For the Three Months Ended
                                                                               March 31, 2006        March 31, 2005
                                                                              ------------------    ------------------
Cash flows from operating activities
   Net loss                                                                       $     (3,334)         $     (1,505)
   Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities:
      Depreciation and amortization                                                          -                    76
      Gain on settlement of debt                                                           (52)                    -
      Change in fair value of derivates and warrant liabilities                          2,958                (1,647)
      Amortization of debt discount                                                         20                   108
      Loss on disposal of assets                                                             -                 1,532
      Fair  value of  options  issued to  consultants  and  employees  for                 192                     -
      services
      Changes in operating assets and liabilities:
         Accounts receivable                                                               116                 1,241
         Inventories                                                                         -                   803
         Prepaid expenses and other current assets                                           -                    42
         Accounts payable                                                                   (5)                 (169)
         Accrued expenses                                                                   33                   (67)
                                                                              ------------------    ------------------

Net cash provided by (used in) operating activities                                        (72)                  414
                                                                              ------------------    ------------------

Cash flows from investing activities:
   Purchases of equipment                                                                    -                  (148)
                                                                              ------------------    ------------------

Cash flows from financing activities:
   Payments on note payable                                                                  -                  (615)
   Borrowings under short-term financing, net                                              175                     -
                                                                              ------------------    ------------------

Net cash  provided by (used in) financing activities                                       175                  (615)
                                                                              ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                       103                  (349)

Cash and cash equivalents, beginning of period                                              62                   466
                                                                              ------------------    ------------------

Cash and cash equivalents, end of period                                             $     165           $       117
                                                                              ==================    ==================

      See accompanying notes to condensed consolidated financial statements


                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                 FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

INTERIM INFORMATION

The accompanying interim condensed consolidated financial statements include the accounts of Digital Lifestyles Group, Inc. and its wholly owned subsidiaries and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). We have eliminated all significant intercompany transactions. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of our management, the accompanying financial statements contain all adjustments necessary to present fairly our financial position at March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

As we lacked sufficient funds required to renew our license with Microsoft and were unable to distribute or sell our products, in May 2005 our management team decided to cease all ongoing operations, except for operations related to helping our secured creditor, Laurus Master Fund, Ltd. ("Laurus"), liquidate their collateral (see Note 4). As a result of the liquidation effort through the remainder of 2005, the Company generated cash to repay $1,063,000 of Laurus principal, resulting in a loss of on disposition of assets of $4,553,000, all of which was recorded by the Company through the second quarter of 2005.

As of June 30, 2006, we have no business operations other than to assist our secured creditor, Laurus, liquidate its collateral. As of August 14, 2006, we have approximately $40,000 of cash and as of June 30, 2006, $2.1 million of secured debt and approximately $7.6 million in unsecured debt, virtually all of which is past due. During the fiscal year ending December 31, 2006, we expect to incur costs of approximately $800,000 primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing the Company current in its SEC filings, and insurance.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of certain of our financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued expenses and convertible notes payable approximates fair value due to the short-term nature of these agreements. The fair value of the convertible notes payable is not determinable because equivalent instruments are difficult to locate and certain of the notes are in default.

INVENTORIES

As a result of our shut down of operations in the second quarter of 2005, we wrote down inventory balances to the amounts ultimately realized upon their liquidation (see Note 1). We have no inventory as of June 30, 2006.

Inventories were stated at the lower of cost or market. Cost was determined using average cost. Inventory costs include raw materials, labor and overhead. Provisions, when required, were made to reduce excess and obsolete inventories to their estimated net realizable value, which established a new cost basis for the related inventory items.

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

EQUIPMENT

As a result of our shut down of operations in the second quarter of 2005, we wrote down equipment balances to the amounts ultimately realized upon their liquidation (see Note 1). We have no equipment as of June 30, 2006.

Equipment was stated at cost and depreciated using the straight-line method based over the estimated useful lives of the respective assets, which ranged from three to five years. Leasehold improvements were stated at cost and amortization was computed using the straight-line method over the shorter of the useful life of the asset or the term of the lease. Upon retirement or disposition of equipment, the cost and accumulated depreciation were removed from the accounts and any resulting gain or loss was reflected in operations.

SOFTWARE DEVELOPMENT COSTS

We reviewed the unamortized software development costs in the second quarter of 2005 upon the Company's shut-down of operations and wrote down the balance to $0 (see Note 1).

In 2004, we capitalized software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to our customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility were expensed as incurred. Amortization of software development costs was to have commenced when the product became available for general release to customers and would have been computed based on the straight-line method over the software's estimated economic life of approximately three years. Amortization of software development costs was $0 during the quarter ended March 31, 2005, as product sales had not yet commenced.

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

For the quarter ended March 31, 2005, major customers accounted for approximately 14% of total sales.

For the quarter ended March 31, 2005, major suppliers accounted for 11% of total purchases.

We had a nonexclusive licensing agreement with Microsoft for various operating system and application software for which we were obligated to pay Microsoft a licensing fee. Microsoft terminated this license in April 2005 due to the Company's failure to pay outstanding licensing fees (see Note 1).

DERIVATIVE FINANCIAL INSTRUMENTS

Our derivative financial instruments consist primarily of embedded derivatives related to Laurus notes entered into on November 30, 2004 (see Note 4). The embedded derivatives include the conversion feature, variable interest features, and liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of all derivatives at March 31, 2006 totaled approximately $9.19 million. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 212%-364%, risk free interest rate of 2.11% - 4.39%, and expected life of 3-10 years.

The derivatives are classified as long-term liabilities (see Note 4).

For the quarter ended March 31, 2006, the net increase in derivative and warrant liabilities was approximately $2.96 million, which is recorded as a component of other expense in the accompanying consolidated statements of operations.

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

ADVERTISING REVENUE AND COSTS

Advertising revenue is recognized upon receipt of income. Advertising costs are charged to expense as incurred. Net advertising expense was $0 and $80,000 for the quarters ended March 31, 2006 and 2005, respectively, and is included in operating expenses.

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

STOCK-BASED COMPENSATION

At March 31, 2006, we had one stock-based compensation plan. Prior to January 1, 2006, we accounted for options granted to employees under this and previous plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, as permitted by SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION. No stock-based employee compensation cost was recognized in the statement of operations for the three months ended March 31, 2005, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, on the first day of our fiscal year 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), SHARE BASED PAYMENT, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three months ended March 31, 2006 includes:
(a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 0% of the options issued.

We calculate stock-based compensation by estimating the fair value of each option using the Black-Scholes option-pricing model. Our determination of fair value of share-based payment awards are made as of their respective dates of grant using that option-pricing model and are affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

We have issued stock options to employees whose only condition for vesting are continued employment or service during the related vesting period. The vesting period for all outstanding options is either one year or immediate.

For the three months ended March 31, 2006, the Company recognized compensation cost of $148,500 as a result of the adoption of SFAS 123(R). The effect of the change in applying the provisions of SFAS 123(R) resulted in lowering income from continuing operations, income before taxes, net income and basic and diluted earnings per share are as follows:

                                          For the Three Months Ended
                                              March 31, 2006
                                  ----------------------------------------
                                     SFAS 123(R)             APB 25
                                  ------------------    ------------------

Net loss                               $    (3,334)          $    (3,215)
                                  ==================    ==================
Basic and diluted loss per share       $     (0.10)          $     (0.10)
                                  ==================    ==================

The following table illustrates the effect on net income and net income per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period (dollars in thousands):

                                                                                               For the Three Months
                                                                                               Ended March 31, 2005
                                                                                             -------------------------

Net loss, as reported                                                                                $        (1,505)
Add: Share-based employee compensation
     expense included in net income, net of
     related tax effects, as reported                                                                               -
Deduct: Share-based employee compensation
     expense determined under the fair value
     method, net of related tax effects - pro forma                                                                 -
                                                                                             -------------------------
Net loss - pro forma                                                                                 $        (1,505)
                                                                                             =========================

Net loss per common share, as reported
Basic and diluted                                                                                    $         (0.04)
                                                                                             =========================
Net loss per common share, pro forma
Basic and  diluted                                                                                   $         (0.04)
                                                                                             =========================

The Board of Directors determines eligibility, vesting schedules and exercise prices for awards granted under the stock plans. We issue new shares to satisfy stock option exercises under our stock plans.

A summary of the shares reserved for grant and awards available for grant under the stock plan is as follows:

                                                                                   For the Three Months Ended
                                                                                         March 31, 2006
                                                                            ------------------------------------------
                                                                             Shares Reserved       Awards Available
                                                                                for Grant             for Grant
                                                                            ------------------   ---------------------

2004 Stock Plan                                                                         3,500                     300

The fair value of each stock-based award is estimated on the grant date using the Black Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term of options granted subsequent to the adoption of SFAS 123(R) is derived using the simplified method as defined in the SEC's Staff Accounting Bulletin 107, IMPLEMENTATION OF FASB 123(R). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

                                                                                    For the Three Months Ended
                                    March 31,
                                    2006 2005
                                                                              ------------------    ------------------

Expected term (in years)                                                                     3                     -
Expected volatility                                                                        254%                    -
Risk free interest rate                                                                   4.38%                    -
Dividend yield                                                                               -                     -


A summary of option activity under the stock plans and changes during the quarter ended March 31, 2006 is presented below (amounts in thousands except per share data and years):


                                                                               Weighted Average
                                                                      -----------------------------------

                                                                                          Remaining
                                                                        Exercise       Contractual Term         Aggregate
                                                        Shares           Price             (Years)           Intrinsic Value
                                                      ------------    -------------   -------------------    ----------------
    Outstanding at beginning of period                     3,000         $   0.20
    Granted                                                  200             0.50
    Cancelled/forfeited                                        -                -
    Exercised                                                  -                -
                                                      ------------    -------------

    Outstanding at end of period                           3,200         $   0.22            2.3                 1,380
                                                      ============    =============   ===================    ================

    Options exercisable at end of period                   1,950         $   0.23            2.3                   818
                                                      ============    =============   ===================    ================

A summary of the activity of the Company's nonvested shares is presented below for the quarter ended March 31, 2006 (amounts in thousands except per share data and years):

                                                                                      Weighted-Average
                                                                    ------------------------------------------------------
                                                                                                             Remaining
                                                                    Grant-Date                             Unrecognized
                                                                    Fair Value       Remaining Years       Compensation
                                                     Shares                              to Vest               Cost
                                                 ---------------    ------------    ------------------    ----------------

Nonvested outstanding at beginning of period             2,000            0.03
Granted                                                      -               -
Vested                                                    (750)           0.03
                                                 ---------------    ------------
Forfeited                                                    -               -
Nonvested outstanding at end of period                   1,250         $  0.03             2.4                 $      37
                                                 ===============    ============    ==================    ================

401(K) PLAN

We offer a 401(k) plan that covers all full time employees who are not a covered by a collective bargaining agreement. Employees are eligible for the plan following one year of service. We made matching contributions to participants equal to 50% of the first 6% of the employee's contribution through June 2001. Expenses relating to the 401(k) plan were $0 for the quarter ended March 31, 2005.

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

Since we reported losses for 2006 and 2005, basic and diluted weighted average shares are the same for that quarter, as the effect of potentially diluted shares are anti-dilutive and thus not included in the diluted loss per share calculation. Additional potential dilutive shares are approximately 13.5 million and 11.9 million for the three months ended March 31, 2006 and 2005, respectively.

PRODUCT LICENSES

From time to time, we receive notices from companies and individuals asserting exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry and/or our business. We evaluate each claim relating to its products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology nor do these agreements protect us from trade secret, copyright or other violations by us, or our suppliers in developing or selling these products. Liabilities are recorded when claims asserted are probable and such costs to the Company can be estimated. No such costs have been recorded during the quarters ended March 31, 2006 and 2005.

COMPREHENSIVE INCOME

We have adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. There was no difference between net loss and comprehensive loss for the quarters ended March 31, 2006 and 2005.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substances, that is, if the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 did not have an impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and was adopted by us in January 2006. This did not have an impact on our consolidated results of operations and financial condition.

NOTE 3  -  NOTES PAYABLE

At March 31, 2006, we had a $0 note payable to an individual. Interest on the note was payable monthly at 9% and the note was due January 1, 2005. In the third quarter of 2005, this note was settled for $70,000 resulting in a gain on settlement of debt of approximately $1,115,000.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

At March 31, 2006, we had $100,000 of convertible notes payable to an individual, dated June 18, 1999. Interest was payable at 10% per annum through December 18, 2000 and is payable at 12% thereafter. The note and accrued interest were due December 18, 2000. The note is convertible at $20.00 per share and is currently in default. Management has held settlement discussions with the note holder but has been unable to reach a settlement for payment.

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

The convertible revolving note balance was $0 at March 31, 2006. The convertible term note balance at March 31, 2006, was $2,018,000, and is classified as part of convertible notes in the accompanying consolidated balance sheet (see below).

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

At March 31, 2006, we have shown all of the convertible note balance as a current liability because of the default in the second quarter of 2005 (see below).

On April 1, 2005, we issued to Alloy Marketing and Promotions, LLC a subordinated convertible promissory note in the principal amount of approximately $600,000. The note was issued in payment of a similar amount due to Alloy for services provided to us by Alloy in 2004. The note is unsecured and matures upon demand by Alloy. Alloy may convert the note into shares of our common stock at any time at a conversion price equal to 75% of fair market value of the common stock, defined as the lesser of (i) the average of the closing prices of the common stock for the five trading days immediately prior to the first to occur of (A) the date on which we include the registration of the resale of the common stock issuable upon conversion of the note in a registration statement filed with the SEC and (B) any date on which Alloy delivers to us a notice of conversion, or (ii) the closing price of the common stock for the trading day immediately prior to the first to occur of such dates. We may prepay the note at any time without penalty or premium. In connection with the subordinated convertible promissory note we entered into a registration rights agreement with Alloy, pursuant to which we agreed to use our commercially reasonable efforts to file with the SEC a registration statement for offerings to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, with respect to the resale of the shares of common stock issuable upon the conversion of the note. We are obligated to pay Alloy a cash fee, as liquidated damages, equal to 1.50% of the original principal amount of the note for each thirty day period, beginning April 1, 2005, until the registration statement is declared effective. We would also have to make similar payments if the registration statement, after it is declared effective, ceases to be effective for more than twenty consecutive calendar days or more than thirty days in the aggregate during a year, or the common stock is not listed or quoted or is suspended from trading on any trading market for three consecutive trading days, and such suspension shall not have been lifted within thirty days or the common stock is not listed on another trading market. Through March 31, 2006, we have accrued $108,000 in liquidated damage under this agreement.

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

On September 19, 2005, we executed an agreement with one investor whereby we received $250,000 in immediately available funds through the issuance of a convertible promissory note. The investor also committed an additional $250,000 in funds provided we achieve certain milestones. $325,000 was received on this note prior to December 31, 2005, and $175,000 was received subsequent to December 31, 2005. The convertible promissory note bears interest at a rate of 7% per annum and has an initial maturity date of September 19, 2006, which may be extended in the event of the subsequent investment. The note is convertible at any time from the date of issuance into shares of our common stock at a price per share equal to $0.25. We will pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time after six months of the date of issue. In the event that we elect to prepay the convertible note, the holder of the note may elect within 3 business days to convert all or a portion of the note into shares of our common stock and thus prevent prepayment of the convertible note. In connection with the issuance of the note, the investor was also issued warrants to purchase an aggregate of 200,000 shares of our common stock. The warrants are immediately exercisable, have an exercise price of $0.25 per share and expire five years from the date of issuance. We have also granted certain registration rights related to the shares of its common stock underlying the convertible note and warrants issued to the investor. The value of these warrants have been recorded as debt discount of $64,000 and amortized to interest expense on the effective interest method over the life of the promissory note. $16,000 of amortization expense has been recorded during the quarter ended March 31, 2006 for this debt discount.

On October 28, 2005, we issued a convertible promissory note to an investor in exchange for $50,000 in immediately available funds. The convertible promissory note bears interest at a rate of 7% per annum and has an initial maturity date of October 28, 2006. The convertible promissory note is convertible at any time into shares of our common stock at a conversion price of $0.25. We are obligated to make interest only payments until the maturity date or until the note is converted or prepaid in full. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time beginning six months after the date of the note. In the event that we elect to prepay the note, the noteholder may elect within three business days to convert all or a portion of the note into shares of our common stock and prevent prepayment of the note. In connection with the issuance of the note, the investor was also issued warrants to purchase an aggregate of 40,000 shares of our common stock. The warrant is exercisable at $0.25 per share, is exercisable immediately and expires five years from the date of issuance. We have also granted certain registration rights related to the shares of our common stock underlying the convertible note and warrants issued to the investor. The value of these warrants have been recorded as debt discount of $16,000 and amortized to interest expense on the effective interest method over the life of the promissory note. Approximately $4,000 of amortization expense has been recorded during March 31, 2006, for this debt discount.

Convertible notes payable are summarized as follows:

                                                                          March 31, 2006          December 31, 2005
                                                                       ---------------------    ----------------------
Convertible note payable to a third party with an interest rate of 7% per annum, due September 19, 2006, net of unamortized debt
discount of $32,000 and $48,000, respectively                                 $     468,000            $      277,000

Convertible note payable to a third party with an interest rate of 7% per annum, due October 27, 2006, net of unamortized debt
discount of $9,000 and $13,000, respectively                                         41,000                    37,000

Convertible note payable to a third party with an interest rate of 10% per annum, matured in December 2000, currently in default. Default interest rate is
15%. Late payments also incur
a late fee of 6% per month                                                          100,000                   100,000

Convertible note payable to a third party, payable upon demand                      600,000                   600,000

Convertible credit facility with a third party, with an interest rate of 12%, currently in default.  Payment is due upon
completion of a merger with another company.                                      2,018,000                 2,018,000
                                                                       ---------------------    ----------------------

                                                                             $    3,227,000           $     3,032,000
                                                                       =====================    ======================


NOTE 5 - RELATED PARTY TRANSACTIONS

During 2003, we received advances of approximately $3,306,000 from Andy Teng, our chairman of the board, chief executive officer and chief financial officer. We repaid approximately $2,306,000 of these advances during 2003. During January 2004, we recorded an additional $500,000 in repayments to Mr. Teng. Mr. Teng returned the $500,000 on February 2, 2004. The advances from Mr. Teng recorded by us and the payments to Mr. Teng on the recorded advances were not approved by our board of directors. In 2004, we received a demand from Mr. Teng, for repayment of $1,210,000 in advances, including $210,000 discussed below. In April 2004, Mr. Teng filed suit to collect this amount. We paid interest on the outstanding advances during the year at 3.5%. Total interest expense related to these advances was approximately $0 in the quarter ended March 31, 2006.

On September 22, 2005, Mr. Teng, agreed to convert all of the outstanding unsecured debt owed to him by us into shares of our common stock at a price of $1.00 per share, substantially above current market price. Mr. Teng has been issued 1,000,000 shares of our common stock in exchange for the extinguishment of all amounts owed by us to Mr. Teng and a general release of any and all claims held by him in connection with these debts. No gain on extinguishment of debt is recorded on this transaction since Mr. Teng is a related party.

In the second quarter of 2005, as part of the liquidation of our assets, Laurus negotiated the sale of a portion of our inventory to Mr. Teng (through a bidding process), who was not a member of our management at that time. The total proceeds received from Mr. Teng were $460,000, which were remitted to Laurus (see Note 1).

NOTE 6 - STOCKHOLDERS' EQUITY

During the third quarter of 2005, we issued 1,000,000 shares of common stock for the settlement of a $1,004,000 related party note payable (see Note 5).

During the fourth quarter of 2005, certain stockholders unilaterally returned 5,867,000 shares of our common stock held by them for no consideration. In connection with the return of these shares, approximately 76,000 related warrants were exercised for $36,000. The unexercised warrants related to the returned shares were retained by the holders.

NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN

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

The preferred stock is convertible into common stock at an exchange rate of 1 share of preferred stock to 3.12828 shares of common stock, (subject to adjustment based on future stock issuances), has a liquidation preference of $1.00 per share, and has certain protective provisions which allow the preferred shareholders to vote on matters that would alter the preferred shareholders rights, privileges, powers or restrictions from those currently granted to the preferred shareholders. In September 2004, the ESOP converted all of its preferred stock to common stock.

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

NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN

We make annual contributions to the ESOP equal to a minimum of the ESOP's required debt service less dividends received by the ESOP. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. As shares are released from collateral, we report compensation expense equal to the current market price of the shares and the released shares become outstanding for earnings-per-share computations. We recognized no compensation expense for the quarters ended March 31, 2006 and 2005. In the fourth quarter of 2004, we recognized $16,000 of non-cash compensation expense related to the value of the 47,991 additional shares of our common stock allocated to the ESOP participants as a result of the DOL audit (see below). Dividends on released ESOP shares are recorded as a reduction of retained earnings; dividends on unreleased ESOP shares are recorded as a reduction of debt and accrued interest when paid. ESOP interest expense related to the ESOP note was $0 for the quarters ended March 31, 2006 and 2005.

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

NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN

Common shares held by the ESOP are as follows:

                                                                                         (in thousands)
                                                                                --------------- -- ----------------
                                                                                  March 31,         December 31,
                                                                                     2006               2005
                                                                                ---------------    ----------------
Allocated shares                                                                         1,613               1,613
Shares released for allocation                                                               -                   -
Unreleased (unearned) shares
                                                                                ---------------    ----------------
                                                                                         2,641               2,641
                                                                                ---------------    ----------------

Total ESOP shares                                                                        4,254               4,254
                                                                                ==============     ===============

Fair value of unreleased (unearned) shares (based on closing price of our            $   1,717          $    1,162
stock)                                                                          ==============     ===============

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the quarters ended March 31, 2006 and 2005, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period.

NOTE 8 - NON-EMPLOYEE STOCK OPTIONS

During the first quarter of 2006, 80,000 options were issued to service providers valued at $43,000.

NOTE 9 - SEGMENT INFORMATION

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

NOTE 10 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                Quarters Ended March 31,
                                         ---------------------------------------
                                               2006                  2005
                                         -----------------     -----------------
(In thousands)

Cash paid during quarter:

     Interest                            $            53      $           66

     Income taxes                        $             -      $            -

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - SUBSEQUENT EVENTS

In August 2006, we issued a promissory note to Mr. Teng in exchange for $40,000 in immediately available funds. The promissory note bears interest at a rate of 6% per annum and has a maturity date of September 7, 2006.

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

     As of June 30, 2006, we have no business operations other than to assist our secured creditor, Laurus, liquidate its collateral. As of August 14, 2006, we have approximately $40,000 of cash and as of June 30, 2006 approximately $2.1 million of secured debt and approximately $7.6 million in unsecured debt, virtually all of which is past due. During the fiscal year ending December 31, 2006, we expect to incur operating costs of approximately $800,000, primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing us current in our filings with the Securities Exchange Commission, and insurance. We estimate our existing capital resources are sufficient to meet our operating and capital needs until August 31, 2006. However, as we have no current sales or other sources of revenue, we depend upon our ability to arrange for additional equity or debt financing to meet our liquidity requirements beyond August 31, 2006. Due to our lack of operations and inability to generate sales, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, described under the section titled "Recent Sales of Unregistered Securities" above, as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all.

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

     IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. AS a result of our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", we now annually review goodwill and other intangible assets that have indefinite lives for impairment and whether events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. These reviews require us to estimate the fair value of our identified reporting units and compare those estimates against the related carrying values.

     INVENTORY. We record inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with current or committed inventory levels. Any write-downs in inventory result in a permanent reduction of the cost basis of the related inventory.

     ACCOUNTING FOR STOCK-BASED INCENTIVE PROGRAMS. In accordance with SFAS No. 123(R), "Share Based Payment" ("SFAS 123(R)"), in our first quarter of fiscal 2006 we started to recognize compensation expense related to stock options and restricted stock purchase rights, which are equivalent to options granted to employees based on: (1) compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("SFAS 123"), adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

     Our assessment of the estimated fair value of the stock options granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. We utilize the Black-Scholes model to estimate the fair value of stock options granted. Generally, our calculation of the fair value for options granted under SFAS 123(R) is similar to the calculation of fair value under SFAS 123 with the exception of the treatment of forfeitures. The fair value of restricted stock units granted is based on the grant date price of our common stock.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

     o significant underperformance relative to historical or projected operating results;

     o Expected dividends, which are nil, as we do not anticipate issuing dividends;

     o Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of our employees; and

     o Expected forfeitures of stock options, which is estimated based on the historical turnover of our employees and expected turnover in the future. Prior to the adoption of SFAS 12R, we recognized forfeitures under SFAS 123 as they occurred.

     In the future, we may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2006 COMPARED TO QUARTER ENDED MARCH 31, 2005.

     NET SALES. We had no net sales for the quarter ended March 31, 2006 compared with net sales of $1.21 million for the quarter ended March 31, 2005. The decrease in net sales was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     GROSS PROFIT. We had no gross profit for the three months ended March 31, 2006. This represented a decrease of $55,000, or 100%, compared to a gross profit of $55,000 for the comparable period in 2005. The decrease in gross profit was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     TOTAL OPERATING EXPENSES. Our total operating expenses decreased $1.16 million, or 78.3%, to $320,000 for the quarter ended March 31, 2005 from $1.48 million for the quarter ended March 31, 2005. The decrease in total operating expenses was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     OTHER INCOME (EXPENSES). Our other non-operating expenses increased $2.92 million to $3.0 million for the quarter ended March 31, 2006 from $84,000 for the comparable period in 2005. The increase is primarily due to the change in fair market value of derivative liabilities caused by an increase in our share price.

     NET LOSS. We incurred a net loss of $3.33 million for the quarter ended March 31, 2006. This represented an increase of $1.82 million, or 120%, compared to a net loss of $1.51 million for the quarter ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 2004, we financed our operations and met our capital expenditure requirements primarily from cash provided by operations, borrowings from private individuals, and borrowings from financial institutions. As of March 31, 2006, we had approximately $165,000 in cash and cash equivalents compared to approximately $117,000 at March 31, 2005. As of August 14, 2006, our principal sources of liquidity were cash and cash equivalents of approximately $40,000.

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

DEBT OBLIGATIONS

     At August 14, 2006 our cash obligations for short-term and long-term debt consisted of:


         Convertible note payable - others                 $    650,000
         Convertible note payable - Laurus                    2,019,000
         Convertible note payable - Alloy                       600,000
         Note payable - Teng                                     40,000
                                                      ------------------
         Total debt                                        $  3,309,000
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

     In August 2006, we issued a promissory note to Mr. Teng in exchange for $40,000 in immediately available funds. The promissory note bears interest at a rate of 6% per annum and has an maturity date of September 7, 2006.

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

WE CURRENTLY HAVE NO BUSINESS OPERATIONS OR REVENUE AND WILL BE REQUIRED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN.

     In April 2005 we discontinued all business operations, other than assisting our secured creditor to liquidate its collateral and we currently have no sales or other sources of revenues to generate the cash flows to meet our operating and capital needs, which we expect to be $800,000 for the fiscal year ending December 31, 2006. As of August 14, 2006, our principal sources of liquidity were cash and cash equivalents of approximately $40,000 and we have no committed sources of funding. Our current forecast projects that our current cash resources will only be sufficient to fund our operations until August 31, 2006. If we do not raise additional debt or equity financing we may be forced to liquidate our remaining assets which are insufficient to meet our obligations to our creditors.

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

WE HAVE NOT TIMELY FILED QUARTERLY OR ANNUAL REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION SINCE NOVEMBER 2004.

     The Company has not timely filed its quarterly or annual reports required to be filed with the SEC since November 2004, which limits the market liquidity of our common stock and the ability of our stockholders to sell our securities in the secondary market. The Company filed its annual reports on Form 10-K for the years ended December 31, 2004 and 2005, on April 7, 2006 and June 21, 2006, respectively and we filed our quarterly reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, on August 11, 2006 and August 14, 2006, respectively. The Company is taking action to become current in its reporting obligations but it cannot guarantee that it will do so. If the Company continues to remain delinquent in its filing obligations it may be subject to disciplinarian action by the SEC and may be prevented from trading on the Pink Sheets, LLC.

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

     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In our reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2004 and 2005, and in our reports on Form 10-K for the years ending December 31, 2003 and 2004, we reported our disclosure controls and procedures were not effective in all material respects as of such periods, and had not been effective as of December 31, 2003, 2004 and 2005. We continue to experience significant deficiencies and material weaknesses in our disclosure controls and procedures, however, we believe that the measures we have implemented in connection with the preparation of this Report, and which are discussed in Item 4 - "Controls and Procedures," have been effective to ensure that our financial statements, and other financial information included in this Report, have been recorded, processed, summarized and reported correctly.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

     The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We have 32,865,975 shares of common stock outstanding as of August 1, 2006. In addition, as of August 14, 2006, we had 29,222,000 shares of our common stock reserved for issuance under warrants, stock options and convertible notes.

WE DO NOT HAVE SUFFICIENT AUTHORIZED SHARES OF OUR COMMON STOCK

     We have only 50,000,000 shares of common stock authorized for issuance. As of August 14, 2006, we had 32,865,975 shares of common stock issued and outstanding and approximately 29,222,000 shares of our common stock are issuable upon the exercise of warrants and options or the conversion of certain convertible promissory notes. The number of shares of common stock issuable upon the exercise of warrants and options or the conversion of certain convertible promissory notes fluctuates depending upon the current trading price of common stock. In order to provide us the flexibility to raise additional equity, to consummate the proposed merger with Protron or even to have sufficient shares for our existing financial instruments, we will need to amend our certificate of incorporation to increase the authorized number of shares, which would require the approval of our existing stockholders. We are uncertain that we could obtain this approval based on the dilutive effect of the issuance of additional shares of our common stock. Any failure to obtain this approval could adversely affect us and the market for our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. We do not believe that we have any material exposure to interest rate risk. We did not experience a material impact from interest rate risk during the first quarter of fiscal 2006.

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

     As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as a result of the material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

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

ITEM 1A. RISK FACTORS.

     Information regarding risk factors appears in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and various risk factors faced by us are also discussed elsewhere in Item 2 of this report. In addition, risk factors are included in Item 1A of our Annual Report on Form 10-K for our fiscal year ending December 31, 2005, filed with the Commission on June 21, 2006. There are no material changes from the risk factors previously disclosed on our Annual Report on Form 10-K for the fiscal year ending December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

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



Dated:   August 16, 2006        By:      /s/ Andy Teng
                                         ---------------------------------------
                                Name:    Andy Teng
                                Title:   Chief Executive Officer, Chief
                                         Financial Officer and Chairman of the
                                         Board