Form 10-Q
period 2006-06-30
DIGITAL LIFESTYLES GROUP INC
filed 2006-08-18
CIK 942650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Yes  [X]             No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 14, 2006 there were 32,865,975 shares of common stock, par value $0.03 per share, outstanding and no shares of preferred stock, par value $0.01per share.


                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2006



                                      INDEX

                                                                                                                     PAGES
PART I.       FINANCIAL INFORMATION
   Item 1.    Consolidated Financial Statements:

              Consolidated Balance Sheets as of
              June 30, 2006 (unaudited) and December 31, 2005..........................................................1

              Consolidated Statements of Operations for Each of the Three-and Six-Month
              Periods Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)....................................2

              Consolidated Statement of Stockholders' Deficit for the Six- Month
              Period Ended June 30, 2006 (unaudited)...................................................................3

              Consolidated Statements of Cash Flows for Each of the Six-Month
              Periods Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)....................................4

              Notes to Consolidated Financial Statements (unaudited)...................................................5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................................19

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................................30

   Item 4.    Controls and Procedures.................................................................................30

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings.......................................................................................32

   Item 1A.   Risk Factors............................................................................................32

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.............................................32

   Item 3.    Defaults upon Senior Securities.........................................................................32

   Item 4.    Submission of Matters to a Vote of Security Holders.....................................................32

   Item 5.    Other Information.......................................................................................33

   Item 6.    Exhibits................................................................................................34



PART I            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                              As of                     As of
                                                                          June 30, 2006           December 31, 2005
                                                                       ---------------------    ----------------------
                                                                           (unaudited)

                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $         21              $         62
  Accounts receivable                                                                    -                       116
                                                                       ---------------------    ----------------------
      Total current assets                                                    $         21                       178
                                                                       =====================    ======================


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                            $      6,443              $      6,502
  Accrued expenses                                                                     326                       252
  Convertible notes payable, net of debt discount                                    3,247                     3,032
                                                                       ---------------------    ----------------------
      Total current liabilities                                                     10,016                     9,786

  Derivative and warrant liabilities                                                 7,774                     6,186
                                                                       ---------------------    ----------------------
      Total liabilities                                                             17,790                    15,972
                                                                       ---------------------    ----------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.01 par value; 5,000 shares authorized, 0                           -                          -
       shares issued and outstanding, liquidation preference of $0
  Common stock, $0.03 par value; 50,000 shares authorized, 32,866
       shares issued and outstanding                                                   986                       986
  Additional paid-in capital                                                        15,756                    15,388
  Accumulated deficit                                                              (28,304)                  (25,961)
                                                                       ---------------------    ----------------------
                                                                                   (11,562)                   (9,587)

  Less: Unearned ESOP shares                                                        (6,207)                   (6,207)
                                                                       ---------------------    ----------------------

      Total stockholders' deficit                                                  (17,769)                  (15,794)
                                                                       ---------------------    ----------------------

      Total liabilities and stockholders' deficit                             $         21                $      178
                                                                       =====================    ======================

      See accompanying notes to condensed consolidated financial statements

                                       1

                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)


                                                                        For the Three Months             For the Six Months
                                                                               Ended                            Ended
                                                                              June 30,                        June 30,
                                                                        2006           2005              2006          2005
                                                                   -------------    ------------     ------------   -------------
Net sales                                                               $      -       $   (762)      $        -        $   448
Cost of sales                                                                  -            727                -           (428)
                                                                   -------------    ------------     ------------   -------------
   Gross profit (loss)                                                         -            (35)               -             20

Operating expenses                                                           330            448              649          1,924
                                                                   -------------    ------------     ------------   -------------
   Operating loss                                                           (330)          (483)            (649)        (1,904)
                                                                   -------------    ------------     ------------   -------------
Other (income) expense:
   Interest expense                                                           99          1,193              212          1,396
   Change in fair value of derivative and warrant liabilities             (1,415)        (2,322)           1,543         (3,969)
   Loss on disposal of assets                                                  -          3,021                -          4,553
   Gain on debt settlement                                                     -              -              (52)             -
   Other, net                                                                 (5)             -               (9)            (4)
                                                                   -------------    ------------     ------------   -------------
      Total other (income) expense, net                                   (1,321)         1,892            1,694          1,976
                                                                   -------------    ------------     ------------   -------------

Income (loss) before provision for income taxes                              991         (2,375)          (2,343)        (3,880)

Provision for income taxes                                                     -             16                -             16
                                                                   -------------    ------------     ------------   -------------
Net income (loss)                                                       $    991      $  (2,391)       $  (2,343)      $ (3,896)
                                                                   =============    ============     ============   =============
Basic income (loss) per share                                           $   0.03      $   (0.06)       $   (0.07)      $  (0.10)
                                                                   =============    ============     ============   =============
Diluted income (loss) per share                                         $   0.02      $   (0.06)       $   (0.07)      $  (0.10)
                                                                   =============    ============     ============   =============
Weighted average shares of common stock outstanding:
Basic                                                                     32,866         37,648           32,866         37,648
                                                                   =============    ============     ============   =============
Diluted                                                                   45,248         37,648           32,866         37,648
                                                                   =============    ============     ============   =============

      See accompanying notes to condensed consolidated financial statements



                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (unaudited)
                                 (in thousands)


                                                                  Additional      Unearned                              Total
                                            Common Stock            Paid-in         ESOP          Accumulated       Stockholders'
                                        Shares      Amount          Capital         Shares          Deficit            Deficit

Balance,
January 1, 2006                          32,866     $    986       $  15,388       $ (6,207)       $   (25,961)      $    (15,794)

Issuance of options to employees              -            -             368              -                  -                368

Net loss                                      -            -               -              -             (2,343)            (2,343)
                                        ---------   ----------    ------------    -----------    ---------------   ----------------

Balance, June 30, 2006                   32,866     $    986       $  15,756       $ (6,207)       $   (28,304)      $    (17,769)
                                        =========   ==========    ============    ===========    ===============   ================


      See accompanying notes to condensed consolidated financial statements



                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                                     For the Six Months Ended
                                                                                                June 30,
                                                                                      2006                 2005
                                                                              ------------------    ------------------
Cash flows from operating activities
   Net loss                                                                       $     (2,343)         $     (3,896)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                                          -                   113
      Gain on debt settlement                                                              (52)                    -
      Loss on disposal of assets                                                             -                 4,553
      Change in fair value of derivative and warrant liabilities                         1,543                (3,969)
      Amortization of debt discount                                                         40                 1,306
      Fair  value of  options  issued to  consultants  and  employees  for                 412                     -
      services
      Changes in operating assets and liabilities:
         Accounts receivable                                                               116                 1,827
         Inventories                                                                         -                 1,262
         Prepaid expenses and other current assets                                           -                   218
         Other assets                                                                        -                    98
         Accounts payable                                                                   (6)                 (941)
         Accrued expenses                                                                   74                  (746)
                                                                              ------------------    ------------------

Net cash used in operating activities                                                     (216)                 (175)
                                                                              ------------------    ------------------

Cash flows from investing activities
   Purchases of equipment                                                                    -                  (148)
   Proceeds from sale of fixed assets                                                        -                 1,063
                                                                              ------------------    ------------------

Net cash provided by investing activities                                                    -                   915
                                                                              ------------------    ------------------
 Cash flows from financing activities:
   Payments on note payable                                                                  -                (1,131)
   Borrowings under notes payable                                                          175                     -
                                                                               ------------------    ------------------

Net cash provided by (used in) financing activities                                        175                (1,131)
                                                                               ------------------    ------------------

Net decrease in cash and cash equivalents                                                  (41)                 (391)

Cash and cash equivalents, beginning of period                                              62                   466
                                                                              ------------------    ------------------

Cash and cash equivalents, end of period                                            $       21            $       75
                                                                              ==================    ==================

      See accompanying notes to condensed consolidated financial statements


                 DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  FOR THE QUARTERS ENDED JUNE 30, 2006 AND 2005

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

In the opinion of our management, the accompanying financial statements contain all adjustments necessary to present fairly our financial position at June 30, 2006, and the results of operations and cash flows for the three and six months ended June 30, 2006 and 2005. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

As we lacked sufficient funds required to renew our license with Microsoft and were unable to distribute or sell our products, in May 2005 our management team decided to cease all ongoing operations, except for operations related to helping our secured creditor, Laurus Master Fund, Ltd. ("Laurus"), liquidate their collateral (see Note 3). As a result of the liquidation effort through the remainder of 2005, the Company generated cash to repay $1,063,000 of Laurus principal, resulting in a loss of on disposition of assets of $4,553,000, all of which was recorded by the Company through the second quarter of 2005.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of certain of our financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued expenses, and convertible notes payable approximates fair value due to the short-term nature of these agreements. The fair value of the convertible notes payable is not determinable because equivalent instruments are difficult to locate and certain of the notes are in default.

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

In 2004, we capitalized software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to our customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility were expensed as incurred. Amortization of software development costs was to have commenced when the product became available for general release to customers and would have been computed based on the straight-line method over the software's estimated economic life of approximately three years. Amortization of software development costs was $0 during the six months ended June 30, 2005, as product sales had not yet commenced.

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

For the six months ended June 30, 2005, major customers accounted for approximately 14% of total sales.

For the six months ended June 30, 2005, major suppliers accounted for approximately 11% of total purchases.

We had a nonexclusive licensing agreement with Microsoft for various operating system and application software for which we were obligated to pay Microsoft a licensing fee. Microsoft terminated this license in April 2005 due to the Company's failure to pay outstanding licensing fees (see Note 1).

DERIVATIVE FINANCIAL INSTRUMENTS

Our derivative financial instruments consist of embedded derivatives related primarily to Laurus notes entered into on November 30, 2004 and the Alloy note (see Note 3). The embedded derivatives include the conversion feature, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of all derivatives at June 30, 2006 totaled approximately $7.77 million. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0% annual volatility of 212%-364%, risk free interest rate of 2.11%-4.39%, and expected life of 3-10 years.

The derivatives are classified as long-term liabilities (see Note 4).

For the six months ended June 30, 2006, the net increase in derivative and warrant liabilities was approximately $1.54 million, which is recorded as a component of other expense in the accompanying consolidated statement of operations.

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

ADVERTISING REVENUE AND COSTS

Advertising revenue is recognized upon receipt of income. Advertising costs are charged to expense as incurred. Net advertising expense was $0 and $80,000 for the six months ended June 30, 2006 and 2005, respectively, and is included in operating expenses.

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

STOCK-BASED COMPENSATION

At June 30, 2006, we had one stock-based compensation plan. Prior to January 1, 2006, we accounted for options granted to employees under this and previous plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, as permitted by SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION. No stock-based employee compensation cost was recognized in the statement of operations for the six months ended June 30, 2005, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, on the first day of our fiscal year 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), SHARE BASED PAYMENT, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statement of operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 0% of the options issued.

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

For the three and six months ended June 30, 2006, the Company recognized compensation cost of $220,000 and $368,000 as a result of the adoption of SFAS 123(R). The effect of the change in applying the provisions of SFAS 123(R) resulted in lowering income from continuing operations, income before taxes, net income and basic and diluted earnings per share are as follows:


                                                       For the Three Months Ended            For the Six Months Ended
                                                             June 30, 2006                        June 30, 2006
                                                   -----------------------------------    -----------------------------
                                                    SFAS 123(R)           APB 25           SFAS 123(R)       APB 25
                                                   ---------------    ----------------    --------------  -------------
Net income (loss)                                       $     991       $       1,115        $  (2,343)      $ (2,058)
                                                   ===============    ================    ==============  =============
Basic income (loss) per share                           $    0.03       $        0.03        $   (0.07)      $  (0.06)
                                                   ===============    ================    ==============  =============
Diluted income (loss) per share                         $    0.02       $        0.03        $   (0.07)      $  (0.06)
                                                   ===============    ================    ==============  =============

The following table illustrates the effect on net income and net income per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period (dollars in thousands):

                                                                             For the Three       For the Six Months
                                                                           Months Ended June     Ended June 30, 2005
                                                                                30, 2005
                                                                           -------------------   --------------------
Net loss, as reported                                                            $    (2,391)          $     (3,896)
Add: Share-based employee compensation
     expense included in net income, net of
     related tax effects, as reported                                                      -                      -
Deduct: Share-based employee compensation
     expense determined under the fair value
     method, net of related tax effects - pro forma                                        -                      -
                                                                           -------------------   --------------------
Net loss - pro forma                                                             $    (2,391)          $     (3,896)
                                                                           ===================   ====================

Net loss per common share, as reported
Basic and diluted                                                                $     (0.06)          $      (0.10)
                                                                           ===================   ====================
Net loss per common share, pro forma
Basic and  diluted                                                               $     (0.06)          $      (0.10)
                                                                           ===================   ====================

The Board of Directors determines eligibility, vesting schedules and exercise prices for awards granted under the stock plans. We issue new shares to satisfy stock option exercises under our stock plans.

A summary of the shares reserved for grant and awards available for grant under the stock plan is as follows:


                                                                                   For the Three Months Ended
                                                                                          June 30, 2006
                                                                            ------------------------------------------
                                                                             Shares Reserved       Awards Available
                                                                                for Grant             for Grant
                                                                            ------------------   ---------------------

2004 Stock Plan                                                                         3,500                      -

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

                                                                                     For the Six Months Ended
                                                                                           June 30, 2006
                                                                              ----------------------------------------
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

A summary of option activity under the stock plans and changes during the six months ended June 30, 2006 is presented below (amounts in thousands except per share data and years):


                                                                               Weighted-Average
                                                                      -----------------------------------
                                                                                          Remaining
                                                                       Exercise        Contractual Term        Aggregate
                                                        Shares           Price             (Years)          Intrinsic Value
                                                      ------------    ------------    -------------------   -----------------
       Outstanding at beginning of period                  3,000         $  0.20
       Granted                                               500            0.50
       Cancelled/forfeited                                     -               -
       Exercised                                               -               -
                                                      ------------    ------------

       Outstanding at end of period                        3,500         $  0.24             2.1                 $    1,075
                                                      ============    ============    ===================   =================

       Options exercisable at end of period                3,000         $  0.25             2.1                 $      900
                                                      ============    ============    ===================   =================

A summary of the activity of the Company's nonvested shares is presented below for the six months ended June 30, 2006 (amounts in thousands except per share data and years):

                                                                                       Weighted-Average
                                                                     ------------------------------------------------------
                                                                                                              Remaining
                                                                     Grant-Date                             Unrecognized
                                                                     Fair Value       Remaining Years       Compensation
                                                     Shares                               to Vest               Cost
                                                 ----------------    ------------    ------------------    ----------------


Nonvested outstanding at beginning of period              2,000         $  0.03
Granted                                                       -               -
Vested                                                   (1,500)           0.03
Forfeited                                                     -               -
                                                 ----------------    ------------
Nonvested outstanding at end of period                      500         $  0.03             2.1                 $     15
                                                 ================    ============    ==================    ================


401(K) PLAN

Prior to June 30, 2005 we offered a 401(k) plan that covered all full time employees who were not a covered by a collective bargaining agreement. Employees were eligible for the plan following one year of service. We made matching contributions to participants equal to 50% of the first 6% of the employee's contribution through June 2001. Expenses relating to the 401(k) plan were $0 for the six months ended June 30, 2005.

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

Since we reported losses for the six month periods ended June 30, 2005 and June 30, 2006, basic and diluted weighted average shares are the same for that period, as the effect of potentially diluted shares are anti-dilutive and thus not included in the diluted loss per share calculation. Additional potential dilutive shares are approximately 12.3 million and 15.2 million for the six months ended June 30, 2006 and 2005, respectively.

PRODUCT LICENSES

From time to time, we receive notices from companies and individuals asserting exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry and/or our business. We evaluate each claim relating to its products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology nor do these agreements protect us from trade secret, copyright or other violations by us, or our suppliers in developing or selling these products. Liabilities are recorded when claims asserted are probable and such costs to the Company can be estimated. No such costs have been recorded during the six months ended June 30, 2006 and 2005.

COMPREHENSIVE INCOME

We have adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. There was no difference between net loss and comprehensive loss for the six months ended June 30, 2006 and 2005.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and was adopted by us in January 2006. SFAS No. 154 did not have an impact on our consolidated results of operations and financial condition.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

At June 30, 2006, we had $100,000 of convertible notes payable to an individual, dated June 18, 1999. Interest was payable at 10% per annum through December 18, 2000 and is payable at 12% thereafter. The note and accrued interest were due December 18, 2000. The note is convertible at $20.00 per share and is currently in default. Management has held settlement discussions with the note holder but has been unable to reach a settlement for payment.

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

The convertible revolving note balance was $0 at June 30, 2006. The convertible term note balance at June 30, 2006 was $2,018,000, and is classified as part of convertible notes in the accompanying consolidated balance sheet (see below).

The notes include certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which have been recorded at their fair value.

As the Laurus notes are not conventional debt, we were also required to record the related vested warrants at their fair market value. The total of the Laurus related derivative and warrant liability as of November 30, 2004 totaled $1,023,000. We recorded the value of the warrants and the embedded derivatives to debt discount, which will be amortized to interest expense over the term of the notes. In addition, we incurred debt issuance costs of $287,000, which are also recorded to debt discount and will be amortized to interest expense over the term of the notes. Amortization expense for debt discount for the six months ended June 30, 2005 was $1,274,000, and was fully amortized as a result of the default (see below).

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

On April 1, 2005, we issued to Alloy Marketing and Promotions, LLC ("Alloy") an unsecured subordinated convertible promissory note in the principal amount of approximately $600,000 in payment of services provided to us by Alloy in 2004, which was previously recorded in accounts payable. The note matures upon demand by Alloy and may be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of fair market value of the common stock, defined as the lesser of (i) the average of the closing prices of the common stock for the five trading days immediately prior to the first to occur of (A) the date on which we include the registration of the resale of the common stock issuable upon conversion of the note in a registration statement filed with the Securities and Exchange Commission and (B) any date on which Alloy delivers to us a notice of conversion, or (ii) the closing price of the common stock for the trading day immediately prior to the first to occur of such dates. We may prepay the note at any time without penalty or premium. In connection with the subordinated convertible promissory note, we entered into a registration rights agreement with Alloy, pursuant to which we agreed to use our commercially reasonable efforts to file with the SEC a registration statement for offerings to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, with respect to the resale of the shares of common stock issuable upon the conversion of the note. We are obligated to pay Alloy a cash fee, as liquidated damages, equal to 1.50% of the original principal amount of the note for each thirty day period, beginning April 1, 2005, until the registration statement is declared effective. We would also have to make similar payments if the registration statement, after it is declared effective, ceases to be effective for more than twenty consecutive calendar days or more than thirty days in the aggregate during a year, or the common stock is not listed or quoted or is suspended from trading on any trading market for three consecutive trading days, and such suspension shall not have been lifted within thirty days or the common stock is not listed on another trading market. Through June 30, 2006, we have accrued $135,000 as liquidated damages under this agreement.

On September 19, 2005, we executed an agreement with one investor whereby we received $250,000 in immediately available funds through the issuance of a convertible promissory note. The investor also committed an additional $250,000 in funds provided we achieve certain milestones. $325,000 was received on this note prior to December 31, 2005, and $175,000 was received subsequent to December 31, 2005. The convertible promissory note bears interest at a rate of 7% per annum and has an initial maturity date of September 19, 2006, which may be extended in the event of the subsequent investment. The note is convertible at any time from the date of issuance into shares of our common stock at a price per share equal to $0.25. We will pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time after six months of the date of issue. In the event that we elect to prepay the convertible note, the holder of the note may elect within 3 business days to convert all or a portion of the note into shares of our common stock and thus prevent prepayment of the convertible note. In connection with the issuance of the note, the investor was also issued warrants to purchase an aggregate of 200,000 shares of our common stock. The warrants are immediately exercisable, have an exercise price of $0.25 per share and expire five years from the date of issuance. We have also granted certain registration rights related to the shares of its common stock underlying the convertible note and warrants issued to the investor. The value of these warrants have been recorded as debt discount of $64,000 and amortized to interest expense on the effective interest method over the life of the promissory note. $32,000 of amortization expense has been recorded during the six months ended June 30, 2006 for this debt discount.

On October 28, 2005, we issued a convertible promissory note to an investor in exchange for $50,000 in immediately available funds. The convertible promissory note bears interest at a rate of 7% per annum and has an initial maturity date of October 28, 2006. The convertible promissory note is convertible at any time into shares of our common stock at a conversion price of $0.25. We are obligated to make interest only payments until the maturity date or until the note is converted or prepaid in full. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time beginning six months after the date of the note. In the event that we elect to prepay the note, the noteholder may elect within three business days to convert all or a portion of the note into shares of our common stock and prevent prepayment of the note. In connection with the issuance of the note, the investor was also issued warrants to purchase an aggregate of 40,000 shares of our common stock. The warrant is exercisable at $0.25 per share, is exercisable immediately and expires five years from the date of issuance. We have also granted certain registration rights related to the shares of our common stock underlying the convertible note and warrants issued to the investor. The value of these warrants have been recorded as debt discount of $16,000 and amortized to interest expense on the effective interest method over the life of the promissory note. Approximately $8,000 of amortization expense has been recorded during the six months ended June 30, 2006 for this debt discount.

Convertible notes payable are summarized as follows:


                                                                          June 30, 2006           December 31, 2005
                                                                       ---------------------    ----------------------
Convertible note payable to a third party with an interest rate of 7% per annum, due September 19, 2006, net of unamortized debt
discount of $16,000 and $48,000, respectively                               $       484,000           $       277,000

Convertible note payable to a third party with an interest rate of 7% per annum, due October 27, 2006, net of unamortized debt
discount of $5,000 and $13,000, respectively                                         45,000                    37,000

Convertible note payable to a third party with an interest rate of 10% per annum, matured in December 2000, currently in default. Default interest rate is
15%. Late payments also incur
a late fee of 6% per month                                                          100,000                   100,000

Convertible note payable to a third party, payable upon demand                      600,000                   600,000

Convertible credit facility with a third party, with an interest rate of 12%, currently in default.  Payment is due upon
completion of a merger with another company.                                      2,018,000                 2,018,000
                                                                       ---------------------    ----------------------

                                                                             $    3,247,000           $     3,032,000
                                                                       =====================    ======================

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2003, we received advances of approximately $3,306,000 from Mr. Teng. We repaid approximately $2,306,000 of these advances during 2003. During January 2004, we recorded an additional $500,000 in repayments to Mr. Teng. Mr. Teng returned the $500,000 on February 2, 2004. The advances from Mr. Teng recorded by us and the payments to Mr. Teng on the recorded advances were not approved by our board of directors. In 2004, we received a demand from Mr. Teng, for repayment of $1,210,000 in advances, including $210,000 discussed below. In April 2004, Mr. Teng filed suit to collect this amount. We paid interest on the outstanding advances during the year at 3.5%. Total interest expense related to these advances was $0 for the six months ended June 30, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS CONTINUED

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

NOTE 5 - STOCKHOLDERS' EQUITY

During the third quarter of 2005, we issued 1,000,000 shares of common stock for the settlement of a $1,004,000 related party note payable (see Note 4).

During the fourth quarter of 2005, certain stockholders unilaterally returned 5,867,000 shares of our common stock held by them for no consideration. In connection with the return of these shares, approximately 76,000 related warrants were exercised for $36,000. The unexercised warrants related to the returned shares were retained by the holders.

NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN

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

We make annual contributions to the ESOP equal to a minimum of the ESOP's required debt service less dividends received by the ESOP. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. As shares are released from collateral, we report compensation expense equal to the current market price of the shares and the released shares become outstanding for earnings-per-share computations. We recognized no compensation expense for the six months ended June 31, 2006 and 2005. In the fourth quarter of 2004, we recognized $16,000 of non-cash compensation expense related to the value of the 47,991 additional shares of our common stock allocated to the ESOP participants as a result of the DOL audit (see below). Dividends on released ESOP shares are recorded as a reduction of retained earnings; dividends on unreleased ESOP shares are recorded as a reduction of debt and accrued interest when paid. ESOP interest expense related to the ESOP note was $0 for the six months ended June 30, 2006 and 2005.

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

NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN CONTINUED

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

Common shares held by the ESOP are as follows:

                                                                                         (in thousands)
                                                                                --------------- -- ----------------
                                                                                   June 30,         December 31,
                                                                                     2006               2005
                                                                                ---------------    ----------------
Allocated shares                                                                         1,613               1,613
Shares released for allocation                                                               -                   -
Unreleased (unearned) shares                                                             2,641               2,641
                                                                                ---------------    ----------------

Total ESOP shares                                                                        4,254               4,254
                                                                                ===============    ================

Fair value of unreleased (unearned) shares (based on closing price of our            $   1,453          $    1,162
stock)                                                                          ===============    ================

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the six months ended June 31, 2006 and 2005, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period.

NOTE 7 - NON-EMPLOYEE OPTIONS

During the first quarter of 2006, 80,000 options were issued to service providers valued at $43,000.

NOTE 8 - SEGMENT INFORMATION

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

NOTE 9 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                                   Six Months Ended June 30,
                                                                             ---------------------------------------
                                                                                   2006                  2005
                                                                             -----------------     -----------------
(In thousands)

Cash paid during period:
     Interest                                                                   $         92      $           67
     Income taxes                                                               $          -      $            -


NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2006 COMPARED TO QUARTER ENDED JUNE 30, 2005.

     NET SALES. We had no net sales for the quarter ended June 30, 2006. This was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral resulting in a large a large number of returns occurring during the quarter.

     GROSS PROFIT (LOSS). We had no gross profit or loss for the quarter ended June 30, 2006 compared to a gross loss of $35,000 for the comparable period in 2005. This was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     TOTAL OPERATING EXPENSES. Our total operating expenses decreased $118,000, or 26%, to $330,000 for the quarter ended June 30, 2006 from $448,000 for the quarter ended June 30, 2005. The decrease was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     OTHER INCOME (EXPENSES). Our other non-operating income increased $3.21 million to $1.32 million for the quarter ended June 30, 2006 from non operating expense of $1.89 million for the comparable period in 2005. The increase was primarily related to the gain from the change in the fair value of derivates and warrant liabilities and the loss on the disposal of assets recorded for the three months ended June 30, 2005, following the ending of operations in May 2005 and the liquidation of our assets by our secured creditor.

     NET INCOME (LOSS). We incurred a net income of $991,000 for the quarter ended June 30, 2006. This represented an increase of $3.29 million, compared to a net loss of $2.394 million for the quarter ended June 30, 2005. The increase was primarily attributable to gain from the change in the fair value of derivative and warrant liabilities during the three months ended June 30, 2006 and the loss on the disposal of assets recorded for the three months ended June 30, 2005, following the ending of operations in May 2005 and the liquidation of our assets by our secured creditor.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005.

     NET SALES. Our net sales decreased $448,000, or 100%, to $0 for the six months ended June 30, 2006 from $448,000 for the six months ended June 30, 2005. The decrease in net sales was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     GROSS PROFIT (LOSS). We had no gross profit or loss for the six months ended June 30, 2006 compared to a gross profit of $20,000 for the six months ended June 30, 2005. The decrease in gross profit was attributable to our decision in the May 2005 to cease all ongoing operations, except for operations related to helping our secured creditor liquidate its collateral.

     TOTAL OPERATING EXPENSES. Our total operating expenses decreased $1.27 million, or 66%, to $650,000 for the six months ended June 30, 2006 from $1.92 million for the six months ended June 30, 2005. The decrease was attributable to our decision in the May 2005 to cease all ongoing operations, , except for operations related to helping our secured creditor liquidate its collateral.

     OTHER INCOME (EXPENSES). Our other non-operating expense decreased $282,000 to $1.64 million for the six months ended June 30, 2006 from $1.98 million for the comparable period in 2005. The decrease was primarily related to the loss on the disposal of assets recorded during the six months ended June 30, 2005 following the ending of operations in May 2005 and the liquidation of our assets by our secured creditor.

     NET LOSS. We incurred a net loss of $2.34 million for the six months ended June 30, 2006. This represented an decrease of $1.56 million, or 40%, compared to a net loss of $3.90 million for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 2004, we financed our operations and met our capital expenditure requirements primarily from cash provided by operations, borrowings from private individuals, and borrowings from financial institutions. As of June 30, 2006, we had approximately $75,000 in cash and cash equivalents compared to approximately $451,000 at June 30, 2005. As of August 7, 2006, our principal sources of liquidity were cash and cash equivalents of $40,000.

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

WE CURRENTLY HAVE NO BUSINESS OPERATIONS OR REVENUE AND WILL BE REQUIRED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN.

     In April 2005 we discontinued all business operations, other than assisting our secured creditor to liquidate its collateral and we currently have no sales or other sources of revenues to generate the cash flows to meet our operating and capital needs, which we expect to be $0.8 million for the fiscal year ending December 31, 2006. As of August 14, 2006, our principal sources of liquidity were cash and cash equivalents of approximately $40,000 million and we have no committed sources of funding. Our current forecast projects that our current cash resources will only be sufficient to fund our operations until August 31, 2006. If we do not raise additional debt or equity financing we may be forced to liquidate our remaining assets which are insufficient to meet our obligations to our creditors.

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

WE HAVE NOT TIMELY FILED QUARTERLY OR ANNUAL REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION SINCE NOVEMBER 2004.

     The Company has not timely filed its quarterly or annual reports required to be filed with the SEC since November 2004, which limits the market liquidity of our common stock and the ability of our stockholders to sell our securities in the secondary market. The Company filed its annual reports on Form 10-K for the years ended December 31, 2004 and 2005, on April 7, 2006 and June 21, 2006, respectively and we filed our quarterly reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, on August 11, 2006 and August 14, 2006, respectively, and the Company filed its quarterly report on Form 10-Q for the quarter ended March 31, 2006 on August 16, 2006. The Company is taking action to become current in its reporting obligations but it cannot guarantee that it will do so. If the Company continues to remain delinquent in its filing obligations it may be subject to disciplinarian action by the SEC and may be prevented from trading on the Pink Sheets, LLC.

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

     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In our reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2004 and 2005, report on Form 10-Q for the quarter ended March 31, 2006, and in our reports on Form 10-K for the years ending December 31, 2003 and 2004, we reported our disclosure controls and procedures were not effective in all material respects as of such periods, and had not been effective as of December 31, 2003, 2004 and 2005. We continue to experience significant deficiencies and material weaknesses in our disclosure controls and procedures, however, we believe that the measures we have implemented in connection with the preparation of this Report, and which are discussed in Item 4 - "Controls and Procedures," have been effective to ensure that our financial statements, and other financial information included in this Report, have been recorded, processed, summarized and reported correctly.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not use derivative financial instruments to hedge interest rate and foreign currency exposure. We do not believe that we have any material exposure to interest rate risk. We did not experience a material impact from interest rate risk during the second quarter of fiscal 2006.

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



Dated:   August 16, 2006              By:      /s/ Andy Teng
                                               ---------------------------------
                                      Name:    Andy Teng
                                      Title:   Chief Executive Officer, Chief
                                               Financial Officer and Chairman of
                                               the Board