Form 10-K
period 2006-12-31
DIGITAL LIFESTYLES GROUP INC
filed 2009-08-14
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________
Commission file number: 0-27828

DIGITAL LIFESTYLES GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3779546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

649 Sparta Highway, Suite 102, Crossville, TN	38555
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(931) 707-9601

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.03 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [ ] Yes [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [ ] Yes [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ ] No [√]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [√] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $17,447,816 on June 30, 2006.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   32,223,975 shares of common stock are issued and outstanding as of August 4, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

DIGITAL LIFESTYLES GROUP INC.
FORM 10-K
TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to bring our filing requirements with the Securities and Exchange Commission current, our ability to satisfy our obligations, our ability to consummate the acquisition of an operating entity and/or assets, our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors".  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this prospectus the terms “Digital Lifestyles", "we"", "our", the "Company" and similar terms refer to Digital Lifestyles Group Inc., a Delaware corporation, and our subsidiaries.  In addition, when used herein and unless specifically set forth to the contrary, “2006” refers to the year ended December 31, 2006 and “2005” refers to the year ended December 31, 2005.

PART I

ITEM 1.               DESCRIPTION OF BUSINESS.

We do not have any business or operations and are considered a "shell" company under Federal securities laws.  We are actively seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities.  Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages our company may offer.  We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.  We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.  Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders and other factors.  Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Ken Page, our Chief Executive Officer, who may not be considered a professional business analyst.  Mr. Page will be the key person in the search, review and negotiation with potential acquisition or merger candidates.  We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of Mr. Page and legal counsel or by our stockholders.  In analyzing prospective business opportunities, we will consider such matters as:

•	the available technical, financial and managerial resources;
•	working capital and other financial requirements;
•	history of operations, if any;
•	prospects for the future;
•	nature of present and expected competition;
•	the quality and experience of management services which may be available and the depth of that management;
•	the potential for further research, development, or exploration;
•	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
•	the potential for growth or expansion;
•	the potential for profit;
•	the perceived public recognition of acceptance of products, services, or trades; name identification; and
•	other relevant factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time period prescribed by applicable rules of the United States Securities and Exchange Commission which is presently four business days from the closing date of the transaction.  This requirement for readily available audited financial statement may require us to preclude a transaction with a potential candidate which might otherwise be beneficial to our stockholders.

We will not restrict our search for any specific kind of company, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.  However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  We may also acquire stock or assets of an existing business.  On the consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of our company.  In addition, our existing directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company.  Until such time as this occurs, we will not attempt to register any additional securities.  The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

Employees

As of August 11, 2009, we had one employee, Mr. Page, our Chief Executive Officer.  Mr. Page is involved in other part-time business activities and devotes approximately 90% of his time and attention to our business.

Transaction with Laurus Master Fund, Ltd.

On November 30, 2004, we closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $7.5 million credit facility. The financing was completed pursuant to a security agreement with Laurus, pursuant to which we issued to Laurus a $2,750,000 secured convertible minimum borrowing note, a $4,750,000 secured convertible revolving note and a common stock purchase warrant to purchase 3,846,154 shares of our common stock (70% of which are vested as of December 31, 2005). Laurus was permitted to convert all or a portion of the outstanding principal amount of the notes and accrued interest thereon into shares of our common stock at a conversion price of $0.39 per share, subject to certain anti-dilution adjustments. The warrant issued to Laurus is dated November 29, 2004, has an exercise price of $0.44 per share, and expires on November 29, 2009. We agreed to file a registration statement covering the shares issued upon the conversion of the note or the exercise of the warrant.  We have not filed this registration statement and, accordingly, at December 31, 2006 our balance sheet includes registration rights penalties of approximately $2,165,625.

As of December 31, 2004, we had borrowed approximately $3.3 million under this facility, net of issuing costs. A portion of these funds were used to repay our existing short-term financing. Our obligations to Laurus under the credit facility were secured by substantially all of our assets (other than intellectual property), including our ownership interests in our operating subsidiaries. In May 2005, following the occurrence of a number of events of default under the credit facility, Laurus accelerated our payment obligations and ultimately commenced foreclosure proceedings against all of our assets for failure to make payment. Following the liquidation of all of our accounts receivable, inventories and equipment we presently owed Laurus approximately $2.1 million under this credit facility. On December 8, 2005, we entered into a letter agreement with Laurus whereby we agreed to a payment plan for the outstanding secured debt we owed to Laurus. Under our agreement with Laurus we agreed to make interest only payments to them beginning retroactively on December 1, 2005, until the earlier of the consummation of a merger with Protron Digital Corporation which is described later in this section under “Our History” or February 20, 2006.  On February 15, 2006, Laurus agreed to extend the date that interest only payments would be made until March 1, 2006. Our agreement with Laurus provided that on the date we consummated the merger with Protron, in full satisfaction of our debt to Laurus, we would pay Laurus $950,000 in cash and issue to them that number of shares of our common stock that is equal to $950,000, based upon a conversion price of the 30 day average volume weighted average price calculated as of the date prior to the merger. On March 1, 2006, Laurus agreed to indefinitely extend our right to make interest only payments to them, subject to our assurances that we will use our best efforts to consummate a merger with Protron as soon as is practicable.

On April 23, 2007, we entered into a letter agreement with Laurus whereby we agreed to make payment of $200,000 in cash and issue a warrant to purchase 1, 000,000 shares of our common stock at $0.40 in consideration for the extinguishment of the balance of the $2.1 million in outstanding debt.  We agreed to pay $50,000 in cash immediately, and had until August 1, 2007 to pay the remaining $150,000 cash obligation.  We also agreed to amend the exercise price of a previously issued warrant to Laurus from $0.44 to $0.40.

On June 26, 2007, Laurus agreed to further amend the payment terms of the April 2007 agreement by allowing us to pay immediately $50,000 of the remaining balance and extending the time due for the remaining $100,000 owed until September 14, 2007. On June 27, 2007, we made the $50,000 payment to Laurus.  On July 31, 2007, Laurus agreed to amend the payment terms of the April 2007 agreement to allow us to make a payment of $25,000 of the remaining $100,000 owed to Laurus on August 1, 2007, and agreeing to a payment schedule that allowed us to pay another $25,000 on or by September 1, 2007, another $25,000 on or by October 1, 2007 and the final $25,000 on or by November 1, 2007. As of December 31, 2007, we owed $35,000.  By April 2008 we made the final payments to Laurus in full satisfaction of the original agreement.

Sale of Convertible Promissory Notes to Mr. L.E. Smith

On September 29, 2005, we executed an agreement with Mr. L.E. Smith whereby we received an initial amount of $250,000 from Mr. Smith in immediately available funds through the issuance of a promissory note convertible into common stock at a conversion price of $0.25.  Mr. Smith also committed an additional $250,000 in funds upon achievement of certain milestones by us. The convertible promissory note issued to Mr. Smith bears interest at a rate of 7% per annum and had an initial maturity date on September 29, 2005. Presently, the Company is in default under its obligations to make interest payments to Mr. Smith. The convertible note is convertible at any time from the date of issuance into shares of our common stock at a price per share equal to $0.25. Mr. Smith was also issued corresponding warrants to purchase shares of common stock. The number of shares that the purchaser is eligible to purchase is equal to 20% of the aggregate amount of shares issued upon conversion of each convertible promissory note and the with an exercise price of $0.25 per share. The warrants expire five years from the date of issuance and are exercisable immediately. In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  The note remains outstanding and at December 31, 2006 we owed Mr. Smith $500,000.  We have not filed the required registration statement.

Sale of $250,000 principal amount 7.5% Convertible Promissory Note to Mr. Dan Page

In April 2007 we issued executed an agreement with Mr. Dan Page whereby we received $250,000 in funds to be advanced through the issuance of a promissory line of credit note.  The convertible promissory note issued bears interest at a rate of 7.5% per annum and had a maturity date of April 23, 2008. The convertible note is convertible at any time from the date of issuance into shares of our common stock at a price per share equal to $0.35.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.   We also agreed to issue to the purchaser a four year warrant to purchase shares of common stock. The number of shares that the purchaser was eligible to purchase pursuant to the warrant was equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.25 per share. These warrants expired in June 2008.  In connection with both the convertible note and the warrant, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  We have not filed the required registration statement.

On September 27, 2007, Mr. Page agreed to amend the note and provide an additional $100,000 of working capital to us. Under the terms of the amendment, the additional $100,000 is convertible into shares of our common stock at a price per share equal to $0.18. As consideration for this extension, we agreed to issue to the purchaser a warrant to purchase shares of common stock. The number of shares that the purchaser will be eligible to purchase pursuant to the warrant will be equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.18 per share, solely as it relates to this additional $100,000. The warrant will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the Note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term. In connection with both the convertible note and the warrant, we agreed to register for resale the shares underlying the convertible note and warrants.

Mr. Dan Page is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

Our History

We were incorporated in Delaware on May 17, 1994 as CD Kidz Inc.  On March 20, 1995, our name was changed to Wanderlust Interactive, Inc.  In March 1996, we completed an initial public offering of our securities and the net proceeds were used principally to establish our New York headquarters and to produce two CD-ROM games based upon the Pink Panther character, which games were completed in September 1996 and September 1997, respectively.  We initially marketed such games through distributors in the United States and licensed such games for distribution by others both in the United States and in over fifteen foreign countries.

In February 1997, we acquired all of the outstanding stock of Western Technologies, Inc. as well as certain assets and liabilities of Smith Engineering, a sole proprietorship, from Jay Smith III, our then President, Chief Executive Officer and Treasurer.  Western Technologies designed and developed video and computer games and electronic toys and electronic consumer products, mostly pursuant to funded contracts with other name brand manufacturers.  The agreement provided for the sale of 100% of the outstanding shares of stock of Western Technologies and certain assets and certain liabilities of Smith Engineering in exchange for 266,667 shares of our common stock. The cost of the acquired enterprise was $5,082,000.  We assigned value of $15 per share to the shares issued and assumed liabilities in excess of assets which amounted to $1,082,000.  As part of the acquisition, a license agreement was entered into between Western Technologies and Mr. Smith in which Mr. Smith granted to Western Technologies the exclusive right to use and market patents and license agreements owned by Mr. Smith.

After expending most of the funds raised in our initial public offering to produce the two Pink Panther CD-ROM games during 1996 and 1997, we realized that the development costs of such CD-ROM games greatly exceeded both the short-term and long-term anticipated revenue streams from such products and shifted our focus to pre-funded or contract design and development work, such as that historically conducted by Western Technologies. In September 1997, we substantially downsized our New York office and shifted our headquarters to Western Technologies’ offices located in Los Angeles. In April 1998, we closed our New York office permanently and consolidated our entire staff in our remaining Los Angeles office and production space.

On May 14, 1998, the Company’s name was further changed to Adrenalin Interactive, Inc. In December 1999, we completed a reverse merger with McGlen Micro, Inc., in which the stockholders of McGlen Micro, Inc. acquired control of us. As a result of the acquisition, each share of McGlen Micro, Inc. was converted into 0.0988961 shares of our common stock, with 2,548,553 shares being issued. On December 17, 1999, we changed our name to McGlen Internet Group, Inc. and on March 15, 2002, we changed our name to Northgate Innovations, Inc.

On March 20, 2002, we completed a reverse acquisition with Lan Plus Corporation in which the stockholders of Lan Plus acquired control of our company. As a result of the acquisition, each share of Lan Plus was converted into approximately 3.128 shares of our common stock, with approximately 14,113,000 shares being issued.  In addition, immediately prior to the close of the merger, we instituted a 10:1 reverse stock split and the our accounts payable to, and advances from Lan Plus, in the amount of approximately $2.3 million were converted to common stock eliminating the debt; the stock was then retired to treasury and cancelled. Lan Plus was a manufacturer of branded turnkey computer products and services. Under our Northgate(R) brand name we developed, manufactured, marketed, and sold a wide range of desktop systems, notebook computers, workstations and network servers, as well as offering a variety of hardware components and peripherals to complement our desktop systems, notebook computers, and network servers.

In December 2003, an investor group acquired a majority of our outstanding common stock and in early 2004 this investor group brought in a new management team and implemented a new business strategy. As part of this new business strategy, in June 2004, we changed our name from Northgate Innovations, Inc. to Digital Lifestyles Group, Inc. Beginning in late 2004, we deemphasized the sale of our Northgate(R) brand products to focus our resources solely on the development, marketing and sale of a new product line, branded hip-e, which featured desktop computers, notebook computers and peripherals and was designed and targeted to the teen market.

In April 2005, we received notice from Microsoft Corporation that it had terminated our license to use its proprietary Windows(R) operating system due to our failure to make required royalty payments. Due to the loss of the license, we were unable to ship our products, the majority of which use Microsoft’s proprietary Windows(R) operating system and as a result we were unable to fulfill any orders for our hip-e brand desktop computers.  As we lacked sufficient funds required to renew our license with Microsoft and were unable to distribute or sell our products, our management team decided to cease all operations other than to liquidate our assets for the benefit of Laurus.

On March 8, 2006, we entered into a definitive merger agreement with Protron Digital Corporation, a consumer electronics company focused on the manufacture and sale of home entertainment systems. Under the terms of the merger agreement, Protron would continue as the surviving entity as a wholly-owned subsidiary of our company.  Protron was a privately held company, of which one of its principal owners was Leo Chen, then a member of our board of directors.  At the effective time of the merger, we were to issue 74,353,942 shares of our common stock to the stockholders of Protron, representing 70% of our issued and outstanding shares.  The consummation of the merger was subject to customary closing conditions, including, among others (i) the approval of the merger agreement and the merger by our stockholders; (ii) our company having filed all reports required to be filed pursuant to the Securities Exchange Act of 1934, as amended; (iii) receipt of all applicable regulatory approvals; (iv) the absence of any government action prohibiting consummation of the merger; and (v) neither our company nor Protron having suffered any material adverse effect.  The terms of the merger agreement required that all conditions to closing be satisfied and the merger completed by December 31, 2006.  On September 6, 2006, we delivered a notice of termination of the merger agreement to Protron due to our determination that Protron had breached certain covenants of the merger agreement, including the failure to timely deliver audited financial statements. Pursuant to the terms of the merger agreement, the termination of the agreement was effective on September 11, 2006 and we did not incur any material penalties in connection with the termination of the merger agreement. On September 7, 2006, we received correspondence from Protron disputing our contention that Protron breached the merger agreement and notifying us Protron was also seeking to terminate the merger agreement.  We have not been contacted further on this matter.

ITEM 1.A               RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $24.6 million as of December 31, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity.  There are no assurances that we will be able to consummate a transaction with an operating company or continue as a going concern, in which event investors would lose their entire investment in our company.

We are not current in our reporting obligations with the SEC and our status as a public company could be revoked at any time.

We are not current in our filing obligations with the SEC and in March 2009 we were notified by the SEC that it appeared we were delinquent in our reporting obligations pursuant to Section 13(a) of the Securities Exchange Act of 1934 and could be subject, without further notice, to an administrative hearing to revoke the registration of our securities under Section 12(g) of the Securities Exchange Act of 1934.  We are filing this Annual Report on Form 10-K for the year ended December 2006 in August 2009 and  we will need to file our annual reports for  2007 and 2008, as well as our quarterly reports for the 2009 interim periods, to become current in our reporting obligations.  While we are using our best efforts to file all delinquent reports with the SEC, if we are unable to complete those filings before the SEC seeks to bring an administrative action against it is likely that we would cease being a public company.  In that event the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

We have a significant amount of past due debt and no cash or assets.

At December 31, 2006 our balance sheet includes approximately $13.972 million of debt, including past due secured and unsecured notes, accounts payable, liquidated damages and accrued expenses.  While subsequent to that date all outstanding amounts due the only secured creditor, Laurus, which totaled $2.1 million at December 31, 2006 including principal and unpaid, interest. Subsequent to December 31, 2006, we settled the principal and unpaid interest due to Laurus, however, we accrued $2,165,000 in liquidating damages at December 31, 2006 which remains outstanding.

We currently do not have an operating business, but also do not intend to pursue a course of complete liquidation and dissolution, and accordingly, the value of your shares may decrease.

We currently do not have any operating business.  We continue to incur operating expenses while we consider alternative operating plans. These plans may include business combinations with or investments in other operating companies, or entering into a completely new line of business. We have not yet identified any such opportunities, and thus, you will not be able to evaluate the impact of such a business strategy on the value of your stock. In addition, we cannot assure you that we will be able to identify any appropriate business opportunities. Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and it may in fact result in a substantial decrease in the value of your stock. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

Our sole officer does not devote all of his time and attention to our business.

Mr. Page, who serves as our sole officer, devotes only approximately 90% of his time to the business and affairs of our company.  Because Mr. Page is primarily responsible for the identification and consummation of an acquisition of an operating company for us, we are materially dependent upon his efforts on our part.  It is possible that because he does not spend his all of his time and efforts on our behalf that it may take longer to identify and close an acquisition of an operating company than if he was employed by us on a full-time basis.

We may not be able to identify or fully capitalize on any appropriate business opportunities.

We have not yet identified any appropriate business opportunities, and, due to a variety of factors outside of our control, we may not be able to identify or fully capitalize on any such opportunities. These factors include:

•	competition from other potential acquirers and partners of and investors in potential acquisitions, many of whom may have greater financial resources than we do;
•
in specific cases, failure to agree on the terms of a potential acquisition, such as the amount or price of our acquired interest, or incompatibility between us and management of the company we wish to acquire; and

•	the possibility that we may lack sufficient capital and/or expertise to develop promising opportunities.

Even if we are able to identify business opportunities that our Board deems appropriate, we cannot assure you that such a strategy will provide you with a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. In addition, if we enter into a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carryover for federal or state tax purposes following such a business combination. If we are unable to make use of our existing net operating loss carryover, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors will substantially increase the uncertainty, and thus the risk, of investing in our shares.

Our common stock is quoted in the over the counter market on the Pink Sheets.

Our common stock is quoted on the Pink Sheets.  Pink Sheets offers a quotation service to companies that are unable to list their securities on an exchange or for companies, such as ours, whose securities are not eligible for quotation on the OTC Bulletin Board.  The requirements for quotation on the Pink Sheets are considerably lower and less regulated than those of the OTC Bulletin Board or an exchange.  Because our common stock is quoted on the Pink Sheets, it is possible that even fewer brokers or dealers would be interested in making a market in our common stock which further adversely impacts its liquidity.

You may find it extremely difficult or impossible to resell our shares. Even if an active public market is established, we cannot guarantee you that there will ever be any liquidity in our common stock.

While our common stock is quoted on the Pink Sheets, there is not an active market for our common stock and there can be no assurance that an active public market for our common stock will ever be established.  Purchasers of our shares of common stock will face significant obstacles if they wish to resell the shares. Absent an active public market for our common stock, an investment in our shares should be considered illiquid.  Even if an active public market is established, it is unlikely a liquid market will develop. Because we are a shell company, the investment community may show little or no interest in our securities and investors may not be readily able to liquidate their investment, if at all. Investors seeking liquidity in a security should not purchase our shares of common stock.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                  DESCRIPTION OF PROPERTY.

We rent our principal executive offices from an unrelated third party on a month to month basis for a monthly rental of $350.00.

ITEM 3.                  LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Since May 2005 our common stock has been quoted in the over-the-counter market on the Pink Sheets under the symbol DLGF.  Trading in our common stock is extremely limited.  The reported high and low bid prices for the common stock as reported on the OTC Bulletin Board and subsequently on the Pink Sheets are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2005
First quarter ended March 31, 2005	$.65	$.23
Second quarter ended June 30, 2005	$.22	$.02
Third quarter ended September 30, 2005	$.52	$.03
Fourth quarter ended December 31, 2005	$.51	$.26

2006
First quarter ended March 31, 2006	$.81	$.44
Second quarter ended June 30, 2006	$.84	$.37
Third quarter ended September 30, 2006	$.51	$.07
Fourth quarter ended December 31, 2006	$.15	$.08

The last sale price of our common stock as reported on the Pink Sheets was $0.01 per share on July 29, 2009.  No shares of our common stock have traded since that date.  As of August 4, 2009, there were approximately 140 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent Sales of Unregistered Securities

None.

ITEM 6.                  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2006 and 2005 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Plan of Operations

Our current business objective is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities and do not have any cash resources. As such, the costs of investigating and analyzing business combinations will be paid through either funds advanced by Mr. Page, our sole officer and director, or funds borrowed from his father, an existing debt holder of our company.  We also anticipate incurring costs related to the filing of quarterly, annual and other reports with the Securities and Exchange Commission and costs relating to consummating an acquisition.  We do not have any firm commitments, however, for the provision of any additional capital to our company to fund these costs.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Going Concern

We are a shell company.  We do not have any revenue generating operations and have incurred net losses of approximately $24.6 million since inception through December 31, 2006.  At December 31, 2006 we do not have any cash or other assets and total liabilities of approximately $13.972 million, all of which are past due.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2006 contains an explanatory paragraph regarding our ability to continue as a going concern based upon  recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to consummate a business combination with an operating company.  There are no assurances that we will continue as a going concern.

Results of Operations

2006 compared to 2005

Net sales

For 2006 we had no revenues from operations which reflects an April 2005 decision by our then management to discontinue all revenue producing operations.

Operating expenses

Our operating expenses include rent, insurance, payroll and professional fees.  Operating expenses decreased $1.815 million, or approximately 71%, for 2006 as compared to 2005.  The decrease is attributable to lower payroll costs and professional fees and other operating expenses due to downsizing operations and our move to our current location.

Total other income (expense)

Interest expense decreased approximately $1.113 million, or approximately 73%, for 2006 as compared to 2005 which reflects the expiration of derivative and warranty liabilities and resulting amortization of debt discounts which had previously increased interest expense.

In 2006 we recognized $2.435 million of penalty expense which includes approximately $2.165 million related to the Laurus obligations and approximately $271,000 related to the obligations to Alloy Marketing and Promotions, LLC.  We did not have any comparable expense in 2005.

Change in fair value of derivative and warrant liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities associated with the Laurus obligation and the note to Alloy Marketing and Promotions, LLC which is described later in this section as a result of the application of EITF Issue No. 00-19 to our financial statements.  The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, which amounted to an decrease of approximately $4.9 million and an increase of approximately $1.3 million for fiscal 2006 and 2005, respectively, has been recognized as other income/expense in those periods. While these are non-cash items, the application of EITF 00-19 has a significant impact on our financial statements.

Liquidity and Capital Resources

As of December 31, 2006, we had no cash and a working capital deficit of approximately $12.63 million.  At December 31, 2006 we had no assets and approximately $13.972 million of liabilities, all of which are past due, and we do not have the funds necessary to settle these obligations.  Included in our liabilities at December 31, 2006 are the following:

•               approximately $6.443 million of accounts payable which represents obligations to various vendors including Alloy Marketing which precede 2005 and represent amounts incurred for product marketing, development and manufacturing,

•               approximately $2.436 million of liquidated damages due Laurus and Alloy Marketing and Promotions,

•               approximately $482,000 of accrued expenses which represents interest on the convertible notes, unpaid payroll taxes and royalties,

•               approximately $3.269 million principal amount of convertible notes payable which includes approximately $2.1 million which was due Laurus which has been subsequently satisfied and approximately $1.25 million principal amount of other notes which are described below under “Past Due Notes”,

•               approximately $84,000 due Mr. Andy Teng, an executive officer and director from August 2005 to March 2007 , for working capital advances, and

•               approximately $1.258 million of non-cash deriviate and warrant liabilities.

Our yearly overhead costs are approximately $150,000, which include rent, utilities, employee compensation, costs of maintain the company has a public entities including legal, accounting and EDGAR filing fees and professional expenses associated with our search for a suitable business combination.  We do not have any internal or external sources of capital and our dependent upon advances from our sole officer and director or his father, an existing debt holder, for funds necessary to pay our operating expenses.  Our ability to continue our company in the next 12 months depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners.  There are no assurances, however, that either part will advance funds to us as needed.  If we are not able to access capital as necessary it is possible we will be unable to close an acquisition which will provide operating revenues to our company.  In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flow from Operating Activities

For 2006, net cash used by operating activities was approximately $321,000 as compared to approximately $449,000 in 2005.  In 2006, we used cash to reduce our accounts payable, which was offset by a decrease in accounts receivable and an increase in accrued expenses.  In 2005, we used cash to reduce our accounts payable and accrued expenses which were offset by decreases in accounts receivable, inventories, prepaid expenses and other current assets and other assets.  The changes in net cash used in operating activities from period to period is reflective of the cessation of our revenue producing activities in April 2005.

Cash Flow from Investing Activities

For 2006, net cash provided by investing activities was $0 as compared to approximately $915,000 for 2005 which reflected the proceeds from the sale of assets net of purchase of equipment and software development costs.

Cash Flow from Financing Activities

For 2006, net cash provided by financing activities was approximately $259,000 as compared to net cash used in financing activities of approximately $870,000 in 2005.  In the 2006 period, we generated $259,000 in cash from the issuance of a convertible note versus cash used for the repayment of notes in the 2005 period, net of cash generated through the issuance of notes and sale of common stock.

Past Due Notes at December 31, 2006

In addition to the amounts owed Laurus at December 31, 2006 which have subsequently been satisfied, at December 31, 2006 we have approximately $1.250 million principal amount of past due notes including:

•               $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at December 31, 2006 we have accrued liquidated damages in the amount of $270,000 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 15% per annum, with a late payment fee of 6% per month.  At December 31, 2006 we owed Alloy an aggregate of $735,000 under this note, which includes principal, accrued but unpaid interest and late fees;

•               $500,000 principal amount due Mr. L.E. Smith under the terms of a convertible promissory note issued in September 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in September 2006.  This note is in default.  At December 31, 2006 we owed Mr. Smith an aggregate of $539,147 under this note, which includes principal and accrued but unpaid interest;

•               $100,000 principal amount due  McGlen Micro under the terms of a convertible promissory note issued in June 1999.  This note, which initially bore interest at 10% per annum and is convertible into shares of our common stock at a conversion price of $20.00 per share, was due in December 2000.  This note is in default and interest is now being accrued at the default rate of 12% per annum.  At December 31, 2006 we owed the lender an aggregate of $136,087 under this note, which includes principal and accrued but unpaid interest; and

•               $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The  purchaser  was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares  underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.  At December 31, 2006 we owed Mr. Wood an aggregate of $59,109 under this note, which includes principal and accrued but unpaid interest.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” which we adopted in 2006 using the prospective method of transition as described therein. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and requires a modified prospective application method of adoption. Under this method, the provisions of SFAS 123R will be applied prospectively to new awards granted on or after the date of adoption. In addition, compensation cost is required to be recognized over the remaining vesting period for the unvested portion of outstanding awards granted prior to the adoption date.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. Adoption of FIN 48 did not have a material impact on our results of operations or financial position. We currently have tax return periods open beginning with December 31, 2006 through December 31, 2008.

In September 2006, the FASB issued Statement No. SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We have not yet determined the impact on our financial statements of adopting SFAS 157.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on our consolidated financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have evaluated this new statement and have determined that the statement will not have a significant impact on the reporting of our financial position and results of operations.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. We do not anticipate that this change will have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement; however, the new statement will not have an impact on the determination of our financial results.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of adopting APB 14-1 on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted.  The provisions of FSP No. 03-6-1 are effective for our retroactively in the first quarter ended March 31, 2009. We are currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its’ consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We are evaluating the impact of the adoption of EITF Issue No. 07-05 on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           On December 31, 2007, KMJ Corbin & Company LLP (“Corbin”) advised the SEC that the firm had resigned as our independent registered public accounting firm, effective immediately.  The reports of Corbin on our financial statements for the previous two fiscal years for which Corbin issued reports, for the years ended December 31, 2005 and December 31, 2004, did not contain an adverse opinion or a disclaimer of an opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports on our financial statements contained explanatory paragraphs with respect to uncertainty as to our ability to continue as a going concern.  Our Board of Directors did not recommend a change in accountants.

During our then most recent two fiscal years for which Corbin performed audits on our financial statements and during the period from December 31, 2005 through December 31, 2007 there were no disagreements with the Corbin on any matter of accounting principles or practices financial statements disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Corbin, would have caused Corbin to make reference to the subject matter of the disagreements in connection with its report.  During this time period, there were no “reportable events” as such term is described in Item 304(a)(1)(v) of Regulation S-K.

On May 8, 2009, we entered into a written engagement letter with Rodefer Moss & Co, PLLC (“Rodefer Moss”) to become our new independent accountants to audit our consolidated financial statements for the fiscal years ending December 31, 2006, 2007 and 2008.  Our Board of Directors authorized the engagement of Rodefer Moss.  During the two most recent fiscal years and through May 8, 2009, we had not consulted with Rodefer Moss regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Rodefer Moss concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K or the related instructions thereto) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T).         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures. The material weakness identified was that our accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Inadequate levels of accounting personnel have also caused us difficulty in filing our quarterly and annual reports with the Securities and Exchange Commission within the required time frame.  Due to this material weakness, in preparing our financial statements for the year ended December 31, 2006 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  We do not expect our disclosure controls and procedures to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls and procedures will be adequate in future periods.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               Other Information.

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
Ken Page	37	Chairman of the Board, Chief Executive Officer
Brad McNeil	42	Director

Ken Page.  Mr. Page has served as Chairman of the Board and Chief Executive Officer of our company since September 2007.  Prior to joining the company, in 2006 Mr. Page was an associate broker with No. 1 Quality Realty in Tennessee. From 2002 to 2006, Mr. Page was a programmer with S &S Precision Inc., a Tennessee manufacturer of industrial molds, tool and die material and packing. Mr. Page devotes approximately 90% of his time to the business and affairs of our company.

Brad McNeil.  Mr. McNeil has been a member of our Board of Directors since October 2007.  Since 2000 Mr. McNeil has been the Plant Manager for Certified Cylinder, Inc., a Tennessee tank refurbisher.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2006 except as follows:

•               Mr. Andy Teng was appointed as an officer on August 10, 2005, and filed a delinquent Form 3 on March 23, 2006. Mr. Teng also filed a delinquent Form 4 on March 23, 2006, to report the grant of stock options in connection with his appointment as our Chief Executive Officer and his receipt of 1,000,000 shares of our common stock in exchange for the extinguishment of all outstanding debt we owed to him.

Code of Ethics and Business Conduct

We have adopted a code of ethics applicable to our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial and accounting officer. We will provide a copy of the code of ethics to any person, without charge, upon written request delivered to our offices We will provide a copy, without charge, to any person desiring a copy of the code of ethics, by written request to, 649 Sparta Highway, Suite 102, Crossville, TN  38555.

Committees of our Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  Because we only have two directors, one of which is not independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Neither of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

Our securities are not quoted on an exchange, however, that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11.                EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2006 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006. The value attributable to any option awards is computed in accordance with FAS123R.

	SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)	Option Awards ($)(f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(i)	Total ($)(j)
Andy Teng [1]	2006	28,000	0	0	336,000	0	0	0	364,000
	2005	30,000	0	0	92,000	0	0	0	122,000

1           Mr. Teng served as our Chief Executive Officer from August 2005 until March 2007.  The value of option awards in 2005 represents the value of options to purchase 3,000,000 shares of our common stock at an exercise price of $0.20 per share granted to Mr. Teng which expired in August 2008. The value of option awards in 2006 represents the value of options to purchase 600,000 shares of our common stock at an exercise price of $0.20 per share granted to Mr. Teng which expire in 2009.

How Mr. Teng’s Compensation was Determined

On August 10, 2005, we entered into an Employment Agreement with Andy Teng whereby Mr. Teng agreed to serve as our Chief Executive Officer and Chairman of our Board of Directors.  The Employment Agreement had an initial term of one year and thereafter automatically was extended for successive one year periods unless notice of non-renewal was given by either party no later than 30 days prior to the end of the expiration of each term.  Under the Employment Agreement, Mr. Teng received an annual salary of $72,000, plus $1,000 per month as an expense allowance.

In addition, under the Employment Agreement, Mr. Teng received a grant of an option to purchase 3,000,000 shares of our common stock at a price of $0.20 per share and the right to receive future option grants in the aggregate amount of 600,000 shares of our common stock at a purchase price of $0.50 per share.  Mr. Teng also received a right to immediately appoint one director to our Board of Directors.

Employment Agreement with Mr. Page

Although Mr. Page was not our Chief Executive Officer during 2006, he is currently serving in such position.  On September 27, 2007, we entered into an Employment Agreement with Mr. Page whereby he agreed to serve as our Chief Executive Officer and Chairman of our Board of Directors. The Employment Agreement has an initial term of one year and thereafter will automatically be extended for two year periods unless notice of non-renewal is given by either party no later than 30 days prior to the end of the expiration of each term. Under the Employment Agreement, Mr. Page receives a monthly salary of $6,000, plus $1,000 per month as an expense allowance.

In addition, under the Employment Agreement, after six months of employment, Mr. Page will receive a grant of an option to purchase 3,000,000 shares of our common stock at a price of $0.20 per share, which shall vest in six monthly installments from the date of issuance. Mr. Page also received a right to immediately appoint two directors to our Board of Directors. Pursuant to the agreement, Mr. McNeil was appointed to our Board of Directors. Mr. Page does not have any present attention to appoint an additional director to our Board.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)(j)

Andy Teng	3,600,000	0	0	0.25	08/10/2008	0	0	0	0

Employee Stock Ownership Plan

On December 1, 1999, we established a leveraged Employee Stock Ownership Plan (“ESOP”) that covered all employees who completed 1,000 or more hours of service in a plan year. To establish the plan, the ESOP borrowed $10,000,000 from Mr. Teng, then our majority stockholder, which we then used to purchase all of our outstanding preferred stock (a total of 1,350,000 shares) from Mr. Teng at the then estimated fair value, $7.41 per share. The preferred stock was convertible into common stock at an exchange rate of 1 share of preferred stock to 3.12828 shares of common stock, and in September 2004, the ESOP converted all of its preferred stock to common stock.  We received no funds from the formation of the ESOP; however, we were required to record the ESOP’s liability on our books as we had guaranteed the ESOP debt in accordance with the AICPA’s Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Under SOP 93-6, we recorded an unearned employee benefit expense related to the cost basis of unreleased shares, and, as such, we recorded it as a reduction to stockholders’ equity, “Unearned ESOP shares.”

In the aftermath of a review by the Pension and Welfare Benefits Administration of the Department of Labor (“DOL”), in December 2003, Mr. Teng agreed to release the ESOP from its remaining obligations under the $10.0 million promissory note, thereby releasing us from our guarantee of the ESOP debt. In connection with Mr. Teng’s release of the ESOP from its obligations under the promissory note, we eliminated the guarantee of ESOP loan payable and ESOP interest payable balances against additional paid-in capital, as this debt release was considered a contribution of capital to us by Mr. Teng.

In December 2003, since the ESOP was then under investigation by the DOL Mr. Teng was not able to foreclose on the unreleased shares upon his release of our obligation under the promissory note, as was his right under the ESOP agreement. At that time, Mr. Teng notified us that while he was releasing us from our obligation under the promissory note, he was not waiving any rights he may have to foreclosure against the unreleased shares. Although the DOL investigation has been completed, we have not yet released the shares to the ESOP and Mr. Teng has not yet exercised any right he may have to foreclose on the unreleased shares. If Mr. Teng is able to foreclose on the ESOP shares, the value of the unearned ESOP shares will be eliminated against additional paid-in capital, which will reduce our additional paid-in capital balance by approximately $6,207,000, with no net change to our stockholders’ deficit.  In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value.  During 2006 we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period.

2004 Stock Incentive Plan

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004.  No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000. At each of December 31, 2006 and June 30, 2009 there were outstanding options to purchase 17,701,401 and 18,813,612 shares of our common stock, respectively, at exercise prices ranging from $0.20 to $1.50 and $0.18 to $0.56, respectively.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  None of our directors received compensation for services for the year ended December 31, 2006.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At August 4, 2009, we had 32,223,975 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of August 4, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 649 Sparta Highway, Suite 102, Crossville, TN  38555. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Ken Page [1]	3,000,000	8.5%
Brad McNeil	0	n/a
All officers and directors as a group (two persons)[1]	3,000,000	8.5%

1           The number of shares beneficially owned by Mr. Page includes options to purchase 3,000,000 shares of our common stock with an exercise price of $0.20 per share.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On August 11, 2006, we issued Mr. Andy Teng, then our Chief Executive Officer, a promissory note in connection with a loan of $40,000 from Mr. Teng to us. The note bore interest at a rate of 6% per annum and was due on September 7, 2006. On July 18, 2006, we entered into an additional promissory note with Mr. Teng, pursuant to which Mr. Teng loaned us an additional $10,000. The second note bore interest at a rate of 8% per annum and is was due on February 23, 2007.  On October 14, 2006, we entered into a third promissory note with Mr. Teng, pursuant to which Mr. Teng loaned us additional $20,000. The third note bore interest at a rate of 8% per annum and was due on February 23, 2007.  During 2007 we issued Mr. Teng 358,000 shares of common stock in exchange for $84,278 payable to a related party referred to above and $79,000 in unpaid compensation.

On March 8, 2006, we entered into a definitive merger agreement with Protron Digital Corporation, a consumer electronics company focused on the manufacture and sale of home entertainment systems. Under the terms of the merger agreement, Protron would continue as the surviving entity as a wholly-owned subsidiary of our company.  Protron was a privately held company, of which one of its principal owners was Leo Chen, then a member of our board of directors.  The terms of the merger agreement required that all conditions to closing be satisfied and the merger completed by December 31, 2006.  On September 6, 2006, we delivered a notice of termination of the merger agreement to Protron due to our determination that Protron had breached certain covenants of the merger agreement, including the failure to timely deliver audited financial statements. Pursuant to the terms of the merger agreement, the termination of the agreement was effective on September 11, 2006 and we did not incur any material penalties in connection with the termination of the merger agreement. On September 7, 2006, we received correspondence from Protron disputing our contention that Protron breached the merger agreement and notifying us Protron was also seeking to terminate the merger agreement.  We have not been contacted further on this matter.

Director Independence

Mr. McNeil is considered “independent” within the meaning of FINRA Marketplace Rule 4200.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES.

Rodefer Moss served as our independent registered public accounting firm for 2006 and Corbin served as our independent registered public accounting firm for 2005.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2006 and 2005.

	2006	2005
Audit Fees	$16,500	$84,765
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$16,500	$84,765

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2007 were pre-approved by the entire Board of Directors.

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Designation of Series A Preferred Stock (2)
3.2	Amended and Restated By-Laws (2)
4.1	Specimen stock certificate for common stock (2)
4.2	Warrant issued on November 29, 2004 to Laurus Master Fund, Ltd. (1)
4.3	Convertible Promissory Note dated April 1, 2005 issued to Alloy Marketing and Promotions, LLC (3)
4.4	Form of convertible promissory note issued to Mr. L.E. Smith in September 2005 (4)
4.5	Form of common stock purchase warrant issued to Mr. L.E. Smith in connection with convertible promissory note (4)
4.6	Form of $250,000 principal amount 7.5% convertible promissory note issued to Mr. Dan Page in April 2007 (9)
4.7	Form of warrant issued to Mr. Dan Page in connection with $250,000 principal amount 7.5% convertible promissory note issued in April 2007 (9)
4.8	Amendment to Convertible Line of Credit Note (10)
10.1	2004 Stock Incentive Plan (2)
10.2	Form of registration rights agreement in favor of Mr. L.E. Smith (4)
10.3	Merger Agreement, dated March 8, 2006, by and among Digital Lifestyles Group, Inc., Protron Acquisition, Inc., Protron Digital Corporation, Leo Chen and Alex Chung (5)
10.4	Form of Registration Rights Agreement with Laurus Master Fund, Ltd. (1)
10.5	Employment Agreement with Andy Teng (7)
10.6	Promissory Note dated August 7, 2006 in the principal amount of $40,000 to Andy Teng (8)
10.7	Form of Registration Rights Agreement $250,000 principal amount 7.5% convertible promissory note issued in April 2007 (9)
10.8	Employment Agreement with Ken Page (10)
21.1	Subsidiaries of the registrant *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on April 7, 2005.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on October 4, 2005.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on March 13, 2006.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on September 15, 2004.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on August 5, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on August 14, 2006.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on April 26, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K as filed on October 9, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Lifestyles Group Inc.

August 13, 2009	By: /s/ Ken Page
Ken Page, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Ken Page Ken Page	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, director, principal executive officer and principal financial and accounting officer	August 13, 2009

/s/ Brad McNeil Brad McNeil	Director	August 13, 2009

TABLE OF CONTENTS

Reports of Independent Registered Public Accounting Firms	F-2-3

Financial Statements:

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Changes in Shareholders' Equity (Deficit)	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

Board of Directors and Stockholders
Digital Lifestyles Group, Inc.

We have audited the accompanying consolidated balance sheet of Digital Lifestyles Group, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the results of its operations and cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Digital Lifestyles Group, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional financing to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ RodeferMoss & Co, PLLC
Certified Public Accountants

Knoxville, Tennessee
August 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Digital Lifestyles Group, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Digital Lifestyles Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Lifestyles Group, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss and had negative cash flows from operations during 2005, had a working capital deficit at December 31, 2005, and as more fully disclosed in Note 1, was in default under its existing credit and loan agreements and ceased operations during 2005. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Irvine, California June 12, 2006

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands)

ASSETS
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$-	$62
Accounts receivable (net of allowance for doubtful accounts of $0)	-	116

TOTAL CURRENT ASSETS	-	178

	$-	$178

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,443	$6,502
Liquidated damages payable	2,436	-
Accrued expenses	482	252
Convertible notes payable, net of debt discount	3,269	3,032

TOTAL CURRENT LIABILITIES	12,630	9,786

Note payable to related party	84	-
Derivitave and warrant liabilities	1,258	6,186

Total Liabilities	13,972	15,972

STOCKHOLDERS' DEFICIT
Common stock, $.03 par value: 50,000 shares authorized,
32,866 shares issued and outstanding	986	986
Additional paid-in capital	15,816	15,388
Accumulated deficit	(24,567)	(25,961)

	(7,765)	(9,587)
Less: Unearned ESOP shares	(6,207)	(6,207)

Total stockholders' deficit	(13,972)	(15,794)

Total liabilities and stockholders' deficit	$-	$178

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2006 and 2005
(In thousands, except per share data)

	2006	2005
Net sales	$-	$470
Cost of sales	-	450

GROSS PROFIT	-	20

OPERATING EXPENSES	748	2,563

Operating loss	(748)	(2,543)

OTHER INCOME (EXPENSE)
Interest expense	(416)	(1,529)
Liquidation damages	(2,435)
Change in fair value of derivative and warrant liabilities	4,928	(1,297)
Loss on disposal of assets	-	(4,553)
Gain on debt settlement	52	1,115
Other, net	13	193

TOTAL OTHER INCOME (EXPENSE)	2,142	(6,071)

INCOME (LOSS) BEFORE INCOME TAXES	1,394	(8,614)

INCOME TAX EXPENSE
Provision for income taxes	-	16

NET INCOME (LOSS)	$1,394	$(8,630)

Basic income (loss) per share	$0.04	$(0.23)
Diluted income (loss) per share	$0.04	$(0.23)

Weighted average shares of common stock outstanding:
Basic	32,866	37,213
Diluted	38,190	37,213

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2006 and 2005
(In thousands)

			Additional	Unearned
	Common Stock		Paid-In	ESOP	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total
Balance, January 1, 2005	37,648	$1,130	$14,204	$(6,207)	$(17,331)	$(8,204)

Conversion of debt
owed to shareholder	1,000	30	974	-	-	1,004

Common stock returned to
Company by shareholders	(5,858)	(176)	176	-	-	-

Exercise of warrants
by holders	76	2	34			36

Net Loss					(8,630)	(8,630)

Balance, December 31, 2005	32,866	986	15,388	(6,207)	(25,961)	(15,794)

Issuance of options
to employees			428			428

Net Income					1,394	1,394

Balance, December 31, 2006	32,866	$986	$15,816	$(6,207)	$(24,567)	$(13,972)

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2005
(In thousands)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,394	$(8,630)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Amortization and depreciation	-	113
Gain on debt settlement	(52)	(1,115)
Change in fair value of derivative and warrant liabilities	(4,928)	1,297
Stock-based compensation	428	-
Stock and stock rights issued for services	-	21
Amortization of debt discount and issuance costs	62	1,306
Loss on disposal of Assets	-	4,553
Changes in operating assets and liabilities:
Accounts receivable	116	2,041
Inventories	-	1,262
Prepaid expenses and other current assets	-	218
Other assets	-	98
Accounts payable	(7)	(962)
Liquidating damages payable	2,435	-
Accrued expenses	231	(651)

Net cash used in operating activities	(321)	(449)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	1,063
Purchase of equipment and software development costs	-	(148)

Net cash provided by investing activities	-	915

Cash flows from financing activities:
Proceeds from convertible note payable, net of issuance costs	259	375
Sale of common stock and exercise of warrants
net of issuance costs	-	36
Payments on notes payable	-	(1,281)

Net cash provided (used) by financing activities	259	(870)

Net Change in cash and cash equivalents	(62)	(404)

Cash and cash equivalents, beginning of year	62	466
Cash and cash equivalents, end of year	$-	$62

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Digital Lifestyles Group, Inc. ("Digital" "we," "our," "us," or the "Company") (formerly Northgate Innovations, Inc. or "Northgate") and Digital's wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

In late 2004, we focused our resources on the development, marketing and sale of our then-new hip-e™ brand product line, which was designed and targeted to the teen market. In April 2005, we received notice from Microsoft Corporation ("Microsoft") that it had terminated our license to use its proprietary Windows(R) operating system, due to our failure to make required royalty payments. Due to the loss of the license, we were unable to ship our products, the majority of which use Microsoft's proprietary Windows(R) operating system and as a result we were unable to fill any orders for our hip-e™ brand desktop computers.

As we lacked sufficient funds required to renew our license with Microsoft and were unable to distribute or sell our products, our management team decided to cease all ongoing operations, except for operations related to helping our secured creditor, Laurus Master Fund, Ltd. ("Laurus"), liquidate their collateral. As a result of the liquidation effort, the Company generated cash to repay $1,063,000 of the outstanding principal owed to Laurus during 2005, resulting in a loss on disposition of assets of $4,553,000.

As of December 31, 2006, we continued to have no business operations. Currently, we have approximately $2.0 million of secured debt and approximately $10 million in unsecured liabilities, virtually all of which is past due, and we have no assets. During the fiscal year ended December 31, 2006, we incured operating costs of approximately $.8 million for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing the Company current in its SEC filings, interest, liquidating damages and insurance.

Our current business objective is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities and do not have any cash resources. As such, the costs of investigating and analyzing business combinations will be paid through either funds advanced by Mr. Page, our sole officer and director, or funds borrowed from his father, an existing debt holder of our company.  We also anticipate incurring costs related to the filing of quarterly, annual and other reports with the Securities and Exchange Commission and costs relating to consummating an acquisition.  We do not have any firm commitments, however, for the provision of any additional capital to our company to fund these costs.

Due to the insolvency stemming from our lack of operations, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amount of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates including but not limited to, those related to (i) valuation of derivative instruments, (ii) fair value of stock transactions, and  (iii) deferred tax asset valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences may be material to the consolidated financial statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

It is not practicable to estimate the fair value of our liabilities because there is no established market for these instruments as we do not currently have the resources to settle them and it is inappropriate to estimate future cash flows, which are largely dependent on the need for additional capital.

EQUIPMENT

As a result of our shut down of operations in the second quarter of 2005, we wrote down equipment balances to the amounts ultimately realized upon their liquidation. We have no equipment as of December 31, 2006.

CONCENTRATIONS

There are no financial instruments that potentially subject us to a concentration of credit risk. Due to the shutdown of business operations in the second quarter of 2005, we have no cash and no accounts receivable as of December 31, 2006.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

We had a nonexclusive licensing agreement with Microsoft for various operating system and application software for which we were obligated to pay Microsoft a licensing fee. Microsoft terminated this license in April 2005 due to the Company's failure to pay outstanding licensing fees totaling $1,377,895 at December 31, 2006 and 2005, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

Our derivative financial instruments consist of embedded and free-standing derivatives related to Laurus notes entered into on November 30, 2004 and the Alloy note (see Note 3). The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Companys Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at December 31, 2006 totaled approximately $1.3 million. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At December 31, 2006 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 27% - 364%, risk free interest rate of 2.11% - 4.83%, and expected life of 3-10 years. At December 31, 2005 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 212% - 364%, risk free interest rate of 2.11% - 4.39%, and expected life of 3-10 years.

The derivatives are classified as long-term liabilities.

For the years ended December 31, 2006 and 2005, the net increase (decrease) in the derivative and warrant liabilities was approximately $(4,298,000) and $1,297,000, respectively, which are recorded as components of other income (expense) in the accompanying consolidated statements of operations.

REVENUE RECOGNITION

We ceased all operations in April 2005 and have no current revenues.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

STOCK-BASED COMPENSATION

At December 31, 2006, we had one stock-based compensation plan. Prior to January 1, 2006, we accounted for options granted to employees under this and previous plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, as permitted by SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION. No stock-based employee compensation cost was recognized in the statement of operations for the year ended December 31, 2005, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), SHARE BASED PAYMENT, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated pre-vesting forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 0% of the options issued.

401(k) PLAN

Prior to June 30, 2005 we offered a 401(k) plan that covered all full time employees who were not covered by a collective bargaining agreement. Employees were eligible for the plan following one year of service. We made matching contributions to participants equal to 50% of the first 6% of the employee's contribution through June 2001. Expenses relating to the 401(k) plan was $0 for the years ended December 31, 2006 and 2005, respectively.

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

Since we reported losses for 2005, basic and diluted weighted average shares are the same for that year, as the effect of potentially dilutive shares totaling 10,454,000 are anti-dilutive and thus not included in the diluted loss per share calculation at December 31, 2005.

The company’s potentially dilutive securities consist of options & warrants as well as convertible debt. For the year December 31, 2006, approximatley 147,000 options & warrants are dilutive, under the provisions of SFAS 128, since, for all other issuances, the average market price of the common stock during the period was less than the exercise price of the options or warrants (they were “out of the money”).

The company’s convertible debt consists of notes payable which are considered dilutive whenever their interest (net of tax and nondiscretionary adjustments) per common share obtainable on conversion is less

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

than basic EPS. For 2006, approximately 5,186,000 convertible shares were included in the denominator and earnings were adjusted by about 334,000 shares for the effects of convertible securities.

 PRODUCT LICENSES

From time to time, we receive notices from companies and individuals asserting exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry and/or our business. We evaluate each claim relating to its products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology nor do these agreements protect us from trade secret, copyright or other violations by us, or our suppliers in developing or selling these products. Liabilities are recorded when claims asserted are probable and such costs to the Company can be estimated. No such costs have been recorded during the years ended December 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123”) and supersedes APB Opinion N0. 25, “Accounting for Stock Issued to Employees” which we adopted in 2006 using the prospective method of transition as described therein. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and requires a modified prospective application method of adoption. Under this method, the provisions of SFAS 123R will be applied prospectively to new awards granted on or after the date of adoption. In addition, compensation cost is required to be recognized over the remaining vesting period for the unvested portion of outstanding awards granted prior to the adoption date.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimatesettlement with the taxing authority, is recorded. The provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

FIN 48, we will adopt FIN 48 on January 1, 2007. Adoption of FIN 48 is not expected to have a material impact on our results of operations or financial position.

In September 2006, the FASB issued Statement No. SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We have not yet determined the impact on our financial statements of adopting SFAS 157 effective January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on our consolidated financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have evaluated this new statement and have determined that the statement will not have a significant impact on the reporting of our financial position and results of operations.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R),    Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. We have not yet determined the impact on our consolidated financial statements of adopting SAB No. 110

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement; however, the new statement will not have an impact on the determination of our financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted.

The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its’ consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is evaluating the impact of the adoption of EITF Issue No. 07-05 on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

At December 31, 2006, we had $100,000 of convertible notes payable to an individual, dated June 18, 1999. Interest was payable at 10% per annum through December 18, 2000 and is payable at 12% thereafter. The note and accrued interest were due December 18, 2000. The note is convertible at $20.00 per share and is currently in default. Management has held settlement discussions with the note holder but has been unable to reach a settlement for payment.

On November 30, 2004, we entered into a $7,500,000 secured credit facility with Laurus. The facility consisted of a $4,750,000 convertible revolving note and a $2,750,000 convertible term note. We initially borrowed approximately $3,542,000 under this facility, for proceeds of $3,255,000 net of issuance costs of $287,000. The proceeds represented $2,750,000 under the convertible term note and $792,000 under the convertible revolving note. These funds were used to fund the repayment of existing short-term financing. The outstanding balance of the revolving note and the principal balance of the term note are convertible into shares of our common stock, subject to certain limitations set forth in the agreement based upon the stock's trading volume and Laurus' ownership position. The conversion price of the notes is $0.39 per share, which is a premium over the average closing price of our common stock over the ten trading days preceding the execution of the agreement, with conversion reset rights if we issue any shares for less than the initial conversion price. In connection with the credit facility, we also issued to Laurus warrants to purchase up to 3,846,154 shares of our common stock at $0.44 per share. We agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of our common stock issuable to Laurus upon conversion of the term note and exercise of the warrants. Failure to file such a registration statement timely and to maintain its effectiveness will subject us to liquidated damages as defined in the registration rights agreement. Because we did not have a currently effective registration statement, in accordance with EITF 00-19-2 we recorded a liability for the obligation under the warrants to issue registered shares. See “Note 11 – Subsequent Events” for the effects of the accrual of the penalties.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - CONVERTIBLE NOTES PAYABLE

The notes were due on November 29, 2007 and bore interest at the prime rate plus 2% (8.75% and 9.25% at December 31, 2006 and 2005), subject to downward adjustment based on our common stock price. Our obligations to Laurus under the credit facility were secured by substantially all of our assets (other than intellectual property rights), including our ownership interests in our operating subsidiaries.

The convertible revolving note balance was $0 at December 31, 2006 and 2005. The convertible term note balance at December 31, 2006 and 2005, was $2,018,641 and is classified as part of convertible notes in the accompanying consolidated balance sheet (see below).

Because we did not have an effective registration statement at the time and because the Laurus warrants require settlement with registered shares, we were also required to record the related vested warrants as liabilities at their fair market value on the date we reached our debt agreement with Laurus. The total of the Laurus related derivative and warrant liability on that date, November 30, 2004, was  $1,023,000. We recorded the value of the warrants and to debt discount, which were amortized to interest expense over the term of the notes. In addition, we incurred debt issuance costs of $287,000, which are also recorded to debt discount and will be amortized to interest expense over the term of the notes.

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

At December 31, 2006, we have shown all of the convertible note balance as a current liability because of the default in early 2005, and we have expensed the remaining balance of our debt discount as a result of the default.

On April 1, 2005, we issued to Alloy Marketing and Promotions, LLC ("Alloy") an unsecured subordinated convertible promissory note in the principal amount of approximately $600,000 in payment of services provided to us by Alloy in 2004. The note matured upon demand by Alloy and could have been converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of fair market value of the common stock, defined as the lesser of (i) the average of the closing prices of the common stock for the five trading days immediately prior to the first to occur of (A) the date on which we include the registration of the resale of the common stock issuable upon conversion of the note in a registration statement filed with the Securities and Exchange Commission and (B) any date on which Alloy delivers to us a notice of conversion, or (ii) the closing price of the common stock for the trading day immediately prior to the first to occur of such dates. The note is in default. In connection with the subordinated convertible promissory note, we entered into a registration rights agreement with Alloy, pursuant to which we agreed to use our commercially reasonable efforts to file with the SEC a registration statement for offerings to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, with respect to the resale of the shares of common stock issuable upon the conversion of the note. We are obligated to pay Alloy a cash fee, as liquidated damages, equal to 1.50% of the original principal amount of the note for each thirty day period, beginning April 1, 2005, until the registration statement is declared effective. We would also

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - CONVERTIBLE NOTES PAYABLE

have to make similar payments if the registration statement, after it is declared effective, ceases to be effective for more than twenty consecutive calendar days or more than thirty days in the aggregate during a year, or the common stock is not listed or quoted or is suspended from trading on any trading market for three consecutive trading days, and such suspension shall not have been lifted within thirty days or the common stock is not listed on another trading market.

Through December 31, 2005, we had accrued $81,000 of liquidated damages as penalty expense under this agreement. Under the provisions of SFAS 5, “Accounting for Contingencies” and FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” as of December 31, 2006, because the previously recognized contingent liability increased in subsequent periods, the change was recognized in earnings in 2006, and we have accrued an additional $270,000 ($351,000 total) as penalty expense and included on our balance sheet under the caption “Liquidation damages payable” as of December 31, 2006 as a result.

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

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - CONVERTIBLE NOTES PAYABLE

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

Convertible notes payable are summarized as follows at December 31,:

	2006	2005
Convertible note payable to a third party with an interest rate of 7% per annum, due September 19, 2006, net of unamortized
debt discount of $0 and $48,000	$500,000	$277,000

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - CONVERTIBLE NOTES PAYABLE

	2006	2005
Convertible note payable to a third party with an interest rate of 7% per annum, due October 27, 2006, net of unamortized
debt discount of $0 and $13,000	50,000	$37,000

Convertible note payable to Alloy, payable upon demand	600,000	600,000

Convertible note payable to Masamitsu Ishihara with an interest rate of 10% per annum, matured in December 2000, currently in
default. Default interest rate is 15%. Late payment also incur a
late fee of 6% per month	100,000	100,000

Convertible credit facility with Laurus, with an interest rate of approximately 12% as of December 31, 2005, currently in default,
settled in 2007, see note 11	2,018,641	2,018,000

	$3,268,641	$3,032,000

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 22, 2005, Andy Teng, our then chief executive officer and chairman of the board, agreed to convert all of the outstanding unsecured debt owed to him by us into shares of our common stock at a price of $1.00 per share, substantially above current market price. Mr. Teng has been issued 1,000,000 shares of our common stock in exchange for the extinguishment of all amounts owed by us to Mr. Teng and a general release of any and all claims held by him in connection with these debts. No gain on extinguishment of debt is recorded on this transaction since Mr. Teng is a related party.

In 2005, as part of the liquidation of our assets, Laurus negotiated the sale of a portion of our inventory to Mr. Teng, who was not a member of our management at that time. The total proceeds received from Mr. Teng were $460,000, which were remitted to Laurus.

NOTE 5 - INCOME TAXES

	2006	2005
Current	$-	$16
Deferred	-	-

	$-	$16

The components of the income tax provision (benefit) were as follows for the years ended December 31 2006 and 2005 (in thousands):

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - INCOME TAXES – (Continued)

For the years ended December 31, 2006 and 2005, income tax provision (benefit) differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income (loss) as follows (in thousands):

	2006	2005
Computed "expected" tax provision (benefit)	$474	$(2,929)

Increase in income taxes resulting from
expenses not deductible for tax purposes	-	28

Decrease in income taxes resulting from
nontaxable income	(1,676)	-

State and local income taxes, net of federal effect	-	(577)

Increase in valuation allowance	1,202	3,494

	$-	$16

Deferred taxes consist of the following at December 31 (in thousands):

	2006	2005
Deferred tax assets:

Net operating loss carryforward	$10,336	$11,730

Other	-	40

Less valuation allowance	(9,134)	(11,082)

Total deferred tax assets	1,202	688

Deferred tax liabilities:

Change in fair value of derivative

and warrant liabilities	(1,202)	(688)

Total deferred tax liabilities	(1,202)	(688)

	$-	$-

For the years ended December 31, 2006 and 2005, we have federal and state net operating loss carryforwards of approximately $34,000,000 and $35,000,000, respectively. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. As a result, we have not recorded approximately $10,000,000 of carryforwards in the accompanying table of

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - INCOME TAXES – (Continued)

deferred taxes. The remaining net operating loss carryforwards will expire at various dates through 2026 for federal purposes and 2016 for state purposes, if not utilized. As of December 31, 2006 all such loss carryforwards have been reserved, due to the likelihood that such amounts will not be utilized before expiration.

NOTE 6 – STOCK WARRANTS AND OPTIONS – (Continued)

A summary of our stock option and warrant activity and related information for the years ended December 31, 2006 and 2005 follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	18,199,000	$0.49	21,567,000	0.64
Granted	730,000	0.51	3,415,000	0.29
Exercised	-	-	(76,000)	(0.48)
Expired/cancelled	(50,000)	0.64	(6,707,000)	(0.78)

Outstanding and exercisable,
end of year	18,879,000	$0.44	18,199,000	0.49

Compensation expense of $0 related to stock options was recognized in 2005 and $428,197 in 2006. During 2005, approximately 76,000 warrants were exercised. Also in 2005, we issued 175,000 fully vested warrants to consultants valued at $21,000.

The following table summarizes our stock options outstanding at December 31, 2006:

		Weighted-
		average	Weighted-
		remaining	average
Exercise Price Range	Shares	contractual life	Exercise price
$0.20-$.39	3,315,000	1.86	$0.20
$.40-$.49	12,095,333	4.61	$0.48
$.50-$1.49	3,368,667	3.46	$0.50
$1.50	100,000	2.28	$1.50
Total	18,879,000

The above activity for 2006 includes the expiration of 50,000 employee options with an exercise price of $0.64 and the grant of 600,000 options with an exercise price of $0.50. Total outstanding and exercisable employee options was 3,600,000 with and weighted exercise price of $0.25 and a weighted remaining contractual life of 1.73 years.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 - STOCKHOLDERS' EQUITY

During 2005, we issued 1,000,000 shares of common stock for the settlement of a $1,004,000 related party note payable.

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

During the year ended December 31, 2006, we issued to Mr. Teng 300,000 additional options under his employment agreement.

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN

On December 1, 1999, we established a leveraged ESOP that covered all employees who completed 1,000 or more hours of service in a Plan year. To establish the plan, the ESOP borrowed $10,000,000 from Mr. Teng, then our majority stockholder, which we then used to purchase all of our outstanding preferred stock (a total of 1,350,000 shares) from Mr. Teng at the then estimated fair value, $7.41 per share. The preferred stock was convertible into common stock at an exchange rate of 1 share of preferred stock to 3.12828 shares of common stock, and in September 2004, the ESOP converted all of its preferred stock to common stock.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN – (Continued)

We received no funds from the formation of the ESOP; however, we were required to record the ESOP's liability on our books as we had guaranteed the ESOP debt (see below), in accordance with the SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Under SOP 93-6, we recorded an unearned employee benefit expense related to the cost basis of unreleased shares (determined based on the portion of the ESOP loan obligation not yet repaid by the ESOP – see below), and, as such, we recorded it as a reduction to stockholders' equity, "Unearned ESOP shares."

In the aftermath of a review by the Pension and Welfare Benefits Administration of the Department of Labor ("DOL"), in December 2003, Mr. Teng agreed to release the ESOP from its remaining obligations under the $10.0 million promissory note, thereby releasing us from our guarantee of the ESOP debt. In connection with Mr. Teng's release of the ESOP from its obligations under the promissory note, we eliminated the guarantee of ESOP loan payable and ESOP interest payable balances against additional paid-in capital, as this debt release was considered a contribution of capital to us by Mr. Teng..

In December 2003, since the ESOP was then under investigation by the DOL Mr. Teng was not able to foreclose on the unreleased shares upon his release of our obligation under the promissory note, as was his right under the ESOP agreement. At that time, Mr. Teng notified us that while he was releasing us from our obligation under the promissory note, he was not waiving any rights he may have to foreclosure against the unreleased shares. Although the DOL investigation has been completed, we have not yet released the shares to the ESOP and Mr. Teng has not yet exercised any right he may have to foreclose on the unreleased shares. If Mr. Teng is able to foreclose on the ESOP shares, the value of the unearned ESOP shares will be eliminated against additional paid-in capital, which will reduce our additional paid-in capital balance by approximately $6,207,000, with no net change to our stockholders' deficit.

Common shares held by the ESOP as of December 31,:

(in thousands)	2006	2005
Allocated shares	1,613	1,613
Shares released from allocation	-	-
Unreleased (unearned) shares	2,641	2,641

Total ESOP shares	4,254	4,254

The fair value of unreleased (unearned shares) at December 31, 2006 & 2005 (based on closing price of our stock was $383,000 and $1,162,000, respectively.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN – (Continued)

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the years ended December 31, 2006 and 2005, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period. Our ESOP plan did not have an effect on our calculation of dilutive earnings per share for the years ended December 31, 2006 and 2005.

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

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2006	2005
Cash paid during year ended:
Interest	$92	$124
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of options as compensation	$428	$-
Conversion of note payable to common stock	$-	$1,004

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

We lease office space under a month-to-month operating lease agreement. Minimum annual operating lease commitments at December 31, 2006 are approximately $21,600. Rent expense for the years ended December 31, 2006 and 2005 totaled $21,600 and $605,000, respectively.

We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. In connection with certain of our debts, management and stock purchase agreements, have indemnified lenders, buyers and others for certain claims arising from our breach of representations and warranties contained in the corresponding agreements. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

We may become involved in various litigation and claims, government investigations and other legal proceedings that arise from time to time in the ordinary course of business. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our financial condition, liquidity and results of operations.

NOTE 12 – SUBSEQUENT EVENTS

On April 23, 2007 the Company entered into a letter agreement with Laurus Master Fund, Ltd., or Laurus, the Company’s secured creditor. Under the terms of the agreement with the Company’s secured creditor, the Company agreed to make payment of $200,000 in cash and issue a warrant to purchase one million shares of the Company’s common stock at $0.40 in consideration for the extinguishment of the balance of the $2.1 million in outstanding debt. Under the agreement “obligations pursuant to indemnification and other provisions of the Security Agreement and Ancillary Agreements with by their terms survive the payment of the Outstanding amount shall so survivie.” The Company paid $50,000 in cash on signing the agreement, and paid the remaining $150,000 cash obligation. The Company also amended the exercise price of its previously issued 1,000,000 share warrant to Laurus from $0.44 to $0.40.

The Company has obligations under its warrant agreements and convertible debt instruments (See Note 3) which may require it to issue registered shares and to maintain the effectiveness of a registration statement covering those shares. Through July 10, 2009, the Company has not been successful in its

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 – SUBSEQUENT EVENTS – (Continued)

efforts to file an effective registration statement. As a result, penalties accruing under various provisions of its warrant and convertible debt instruments have been recorded as liabilities on the Company’s balance sheet under the caption “Liquidation damages payable” at December 31, 2006, in accordance with provisions of FSP EITF 00-19-2, Accounting for Registration Payment Arrangements.

Derivative liabilities under the Company’s agreements in place at December 31, 2006 are measured at estimated fair value using the Black-Scholes method. In accordance with derivative accounting, these liabilities are restated to fair value at each reporting date. The Company’s stock price has continued todecline since December 31, 2006 so that the derivative liability of approximately $1,258,000 at December 31, 2006, if calculated using weighted average stock prices of $0.023/share prevailing during the first fifteen days of July, 2009, would be about $279,000 if market prices had been at those levels at the end of 2006 and all other assumptions had remained the same.