Form 10-K
period 2007-12-31
DIGITAL LIFESTYLES GROUP INC
filed 2009-08-20
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $5,522,482 on June 29, 2007.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   32,223,975 shares of common stock are issued and outstanding as of August 17, 2009.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this prospectus the terms “Digital Lifestyles", "we"", "our", the "Company" and similar terms refer to Digital Lifestyles Group Inc., a Delaware corporation, and our subsidiaries.  In addition, when used herein and unless specifically set forth to the contrary, “2007” refers to the year ended December 31, 2007 and “2006” refers to the year ended December 31, 2006.

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

Employees

As of August 17, 2009, we had one employee, Mr. Page, our Chief Executive Officer.  Mr. Page is involved in other part-time business activities and devotes approximately 90% of his time and attention to our business.

Transaction with Laurus Master Fund, Ltd.

On November 30, 2004, we closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $7.5 million credit facility. The financing was completed pursuant to a security agreement with Laurus, pursuant to which we issued to Laurus a $2,750,000 secured convertible minimum borrowing note, a $4,750,000 secured convertible revolving note and a common stock purchase warrant to purchase 3,846,154 shares of our common stock (70% of which are vested as of December 31, 2005). Laurus was permitted to convert all or a portion of the outstanding principal amount of the notes and accrued interest thereon into shares of our common stock at a conversion price of $0.39 per share, subject to certain anti-dilution adjustments. The warrant issued to Laurus is dated November 29, 2004, has an exercise price of $0.44 per share, and expires on November 29, 2009. We agreed to file a registration statement covering the shares issued upon the conversion of the note or the exercise of the warrant.  We have not filed this registration statement and, accordingly, at December 31, 2007 our balance sheet includes registration rights penalties of approximately $2,165,625.

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

Sale of Convertible Promissory Notes to Mr. L.E. Smith

On September 29, 2005, we executed an agreement with Mr. L.E. Smith whereby we received an initial amount of $250,000 from Mr. Smith in immediately available funds through the issuance of a promissory note convertible into common stock at a conversion price of $0.25.  Mr. Smith also committed an additional $250,000 in funds upon achievement of certain milestones by us. The convertible promissory note issued to Mr. Smith bears interest at a rate of 7% per annum and had an initial maturity date on September 29, 2005. Presently, the Company is in default under its obligations to make interest payments to Mr. Smith. The convertible note is convertible at any time from the date of issuance into shares of our common stock at a price per share equal to $0.25. Mr. Smith was also issued corresponding warrants to purchase shares of common stock. The number of shares that the purchaser is eligible to purchase is equal to 20% of the aggregate amount of shares issued upon conversion of each convertible promissory note and the with an exercise price of $0.25 per share. The warrants expire five years from the date of issuance and are exercisable immediately. In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  The note remains outstanding and at December 31, 2007 we owed Mr. Smith $500,000.  We have not filed the required registration statement.  Mr. Smith served as our Chief Executive Officer, Chairman and member of our Board of Directors from April 2007 until September 2007.

Sale of $250,000 principal amount 7.5% Convertible Promissory Note to Mr. Dan Page

In April 2007 we executed an agreement with Mr. Dan Page whereby we received $250,000 in funds to be advanced through the issuance of a promissory line of credit note.  The convertible promissory note issued bears interest at a rate of 7.5% per annum and had a maturity date of April 23, 2008. The convertible note is convertible at any time from the date of issuance into shares of our common stock at a price per share equal to $0.35.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.   We also agreed to issue to the purchaser a four year warrant to purchase shares of common stock. The number of shares that the purchaser was eligible to purchase pursuant to the warrant was equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.35 per share.  In connection with both the convertible note and the warrant, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  We have not filed the required registration statement.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $ 22.4 million as of December 31, 2007. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity.  There are no assurances that we will be able to consummate a transaction with an operating company or continue as a going concern, in which event investors would lose their entire investment in our company.

We are not current in our reporting obligations with the SEC and our status as a public company could be revoked at any time.

We are not current in our filing obligations with the SEC and in March 2009 we were notified by the SEC that it appeared we were delinquent in our reporting obligations pursuant to Section 13(a) of the Securities Exchange Act of 1934 and could be subject, without further notice, to an administrative hearing to revoke the registration of our securities under Section 12(g) of the Securities Exchange Act of 1934.  On August 13, 2009 we filed our Annual Report on Form 10-K for the year ended December 31, 2006 and we still need to file our annual report for the year ended December 31, 2008, as well as our quarterly reports for the 2009 interim periods to become current in our reporting obligations.  While we are using our best efforts to file all delinquent reports with the SEC, if we are unable to complete those filings before the SEC seeks to bring an administrative action against us it is likely that we would cease being a public company.  In that event the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

We have a significant amount of past due debt and no cash or assets.

At December 31, 2007 our balance sheet includes approximately $11.6 million of debt, including past due unsecured convertible notes, accounts payable, liquidated damages and accrued expenses.  Subsequently, in April 2008 we paid $2,000 to extinguish $11,000 in outstanding amounts payable.  The balance of these liabilities at December 31, 2007 remains outstanding.  We do not have the funds necessary to satisfy these obligations and it is not likely that we will be able to raise capital until we complete a business combination. The existence of these obligations may make our company less attractive to a company interested in a possible business combination.

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

	High	Low
2006
First quarter ended March 31, 2006	$.81	$.44
Second quarter ended June 30, 2006	$.84	$.37
Third quarter ended September 30, 2006	$.51	$.07
Fourth quarter ended December 31, 2006	$.15	$.08

2007
First quarter ended March 31, 2007	$.23	$.09
Second quarter ended June 30, 2007	$.39	$.11
Third quarter ended September 30, 2007	$.20	$.10
Fourth quarter ended December 31, 2007	$.11	$.03

The last sale price of our common stock as reported on the Pink Sheets was $0.03 per share on August 17, 2009.  As of August 17, 2009, there were approximately 140 record owners of our common stock.

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

The following discussion of our financial condition and results of operation for 2007 and 2006 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We are a shell company.  We do not have any revenue generating operations and have incurred net losses of approximately $22.4 million since inception through December 31, 2007.  At December 31, 2007 we do not have any cash or other assets and total liabilities of approximately $11.6 million, all of which are past due.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2007 contains an explanatory paragraph regarding our ability to continue as a going concern based upon  recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to consummate a business combination with an operating company.  There are no assurances that we will continue as a going concern.

Results of Operations

2007 compared to 2006

Net sales

For each of 2007 and 2006 we had no revenues from operations which reflects an April 2005 decision by our then management to discontinue all revenue producing operations.

Operating expenses

Our operating expenses include rent, insurance, payroll and professional fees.  Operating expenses decreased approximately $489,000, or approximately 65%, for 2007 as compared to 2006.  The decrease is attributable to lower payroll costs and professional fees and other operating expenses due to downsizing operations and our move to our current location.

Total other income (expense)

Interest expense decreased approximately $185,000, or approximately 44%, for 2007 as compared to 2006 which reflects the settlement of the Laurus obligations.

In 2006 we recognized $2.435 million of penalty expense which includes approximately $2.165 million related to the Laurus obligations and approximately $271,000 related to the obligations to Alloy Marketing and Promotions, LLC. which represented all amounts due through July 2009.  Because we recognized the maximum expenses due through July 2009 in 2006 in accordance with SFAS 5 and FSP EITF 00-19-2, we did not have any comparable expenses in 2007.

During 2007 we recognized approximately $363,000 of additional derivative and warrant liabilities expense.  Change in fair value of derivative and warrant liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities associated with the Laurus obligation and the note to Alloy Marketing and Promotions, LLC which is described later in this section as a result of the application of EITF Issue No. 00-19 to our financial statements.  The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date, offset by the increase in 2007, amounted to a decrease of approximately $1.3 million and $4.9 million for fiscal 2007 and 2006, respectively, which has been recognized as other income in those periods. While these are non-cash items, the application of EITF 00-19 has a significant impact on our financial statements.

In 2007 we recognized a forbearance expense of $129,000 related to our agreement to issue a warrant to purchase shares of our common stock with an exercise price of $0.40 per share to Advanced Micro Devices, at the rate of one share for every $2.00 we owed that entity, for a total of 422,260 shares, in partial settlement of amounts owed that entity.  We agreed to provide customary registration rights covering the shares of common stock issuable upon the exercise of the warrant.

Gain on debt settlement in 2007 is primarily attributable to the settlement with Laurus.  As described elsewhere herein, in April 2007, we reached an agreement with Laurus to extinguish $2.1 million in outstanding debt for $200,000 in cash. Under the terms of the agreement we paid $50,000 in cash in April 2007, and paid an additional $115,000 during 2007. The remaining $35,000 owed at December 31, 2007 is included on our balance sheet under the caption “accrued expenses”. In addition to the cash consideration, we issued Laurus a warrant to purchase 1,000,000 shares of our common stock at $.40 per share. In connection with the agreement, we recognized a gain on debt relief of approximately $1,510,000.

Liquidity and Capital Resources

As of December 31, 2007, we had no cash and a working capital deficit of approximately $11.1 million.  At December 31, 2007 we had no assets and approximately $11.6 million of liabilities, all of which are past due, and we do not have the funds necessary to settle these obligations.  Included in our liabilities at December 31, 2007 are the following:

•           approximately $6.4 million of accounts payable which represents obligations to various vendors including approximately $1 million due Advanced Micro Devices, approximately $1.2 million due American Express and approximately $1.3 due Microsoft Licensing, Inc.,

•           approximately $2.436 million of liquidated damages due Laurus and Alloy Marketing and Promotions,

•           approximately $722,000 of accrued expenses which represents interest on the convertible notes, unpaid payroll taxes, accrued wages and royalties,

•           approximately $1.6 million principal amount of convertible notes payable are described below under “Past Due Notes”, and

•           approximately $485,000 of non-cash derivative and warrant liabilities.

Our yearly overhead costs are approximately $150,000, which include rent, utilities, employee compensation, costs to maintain the company as a public entity including legal, accounting and EDGAR filing fees and professional expenses associated with our search for a suitable business combination.  We do not have any internal or external sources of capital and are dependent upon advances from our sole officer and director or his father, an existing debt holder, for funds necessary to pay our operating expenses.  Our ability to continue our company in the next 12 months depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners.  There are no assurances, however, that either party will advance funds to us as needed.  If we are not able to access capital as necessary it is possible we will be unable to close an acquisition which will provide operating revenues to our company.  In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flow from Operating Activities

For 2007, net cash used by operating activities was approximately $137,000 as compared to approximately $321,000 in 2006.  In 2007, we used cash to reduce our accounts payable  and accrued expenses.  In 2006, we used cash to reduce our accounts payable, which was offset by a decrease in accounts receivable and an increase in accrued expenses.

Cash Flow from Financing Activities

For 2007, net cash provided by financing activities was approximately $137,000 as compared to approximately $259,000 in 2006.  In the 2007 period, we generated $302,000 in cash from the issuance of a convertible note, offset by payments on notes of $165,000.  In the 2006 period, we generated $259,000 in cash from the issuance of a convertible note.

Past Due Notes at December 31, 2007

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at December 31, 2007 we have accrued liquidated damages in the amount of $351,000 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 15% per annum, with a late payment fee of 6% per month.  At December 31, 2007 we owed Alloy an aggregate of $708,000 under this note, which includes principal, accrued but unpaid interest and late fees;

•           $500,000 principal amount due Mr. L.E. Smith under the terms of a convertible promissory note issued in September 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in September 2006.  This note is in default.  At December 31, 2007 we owed Mr. Smith an aggregate of $594,000 under this note, which includes principal and accrued but unpaid interest;

•           $100,000 principal amount due McGlen Micro under the terms of a convertible promissory note issued in June 1999.  This note, which initially bore interest at 10% per annum and is convertible into shares of our common stock at a conversion price of $20.00 per share, was due in December 2000.  At December 31, 2007 we owed the lender an aggregate of $157,000 under this note, which includes principal and accrued but unpaid interest; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.  At December 31, 2007 we owed Mr. Wood an aggregate of $62,609 under this note, which includes principal and accrued but unpaid interest.

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

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. We do not anticipate that this change will have a significant impact on the compensation expense recognized for stock options granted in 2008.

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

Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures. The material weakness identified was that our accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Inadequate levels of accounting personnel have also caused us difficulty in filing our quarterly and annual reports with the Securities and Exchange Commission within the required time frame.  Due to this material weakness, in preparing our financial statements for the year ended December 31, 2007 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  We do not expect our disclosure controls and procedures to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls and procedures will be adequate in future periods.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2007 except as follows:

•           Mr. Page neglected to timely file a Form 3 following his appointment as an officer and director on September 27, 2007 and the granting to him of an option to purchase 3,000,000 shares of our common stock at an exercise price of $0.20 per share pursuant to the terms of an employment agreement, and

•           Mr. McNeil neglected to timely file a Form 3 following his October 30, 2007 appointment to our Board of Directors.

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

ITEM 11.            EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2007 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2007. The value attributable to any option awards is computed in accordance with FAS123R.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Andy Teng [1]	2007	79,000	0	0	0	0	0	0	79,000
	2006	28,000	0	0	336,000	0	0	0	364,000

L.E. Smith [2]	2007	0	0	0	0	0	0	0	0

Ken Page [3]	2007	18,000	0	0	0	0	0	3,000	21,000

1           Mr. Teng served as our Chief Executive Officer from August 2005 until March 2007.  The value of option awards in 2006 represents the value of options to purchase 600,000 shares of our common stock at an exercise price of $0.20 per share granted to Mr. Teng which expire in 2009.

2           Mr. Smith served as our Chief Executive Officer from April 2007 until September 2007.

3           Mr. Page has served as our Chief Executive Officer since September 2007.  All other compensation represents a monthly expense allowance payable to Mr. Page under the terms of his employment agreement.  Excluded from Mr. Page’s 2007 compensation is the value of any options awards granted pursuant to the terms of his employment agreement described below as none of these options had been earned in 2007.

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

Employment Agreement with Mr. Smith

On April 2, 2007, we entered into an Employment Agreement with Mr. L.E. Smith whereby Mr. Smith agreed to serve as our Chief Executive Officer and Chairman of its Board of Directors. The Employment Agreement had an initial term of one year and thereafter would have automatically be extended for two year periods unless notice of non-renewal was given by either party no later than 30 days prior to the end of the expiration of each term. Under the Employment Agreement, Mr. Smith was entitled to receive a monthly salary of $6,000, plus $1,000 per month as an expense allowance.

In addition, under the terms of the Employment Agreement, Mr. Smith received a grant of an option to purchase 3,000,000 shares of our common stock at a price of $0.20 per shares and the right to receive future option grants in the aggregate amount of 600,000 shares of our common stock at a purchase price of $0.50 per share.  The three year option was to vest in 12 equal monthly installments beginning in May 2007.  In addition, after six months from the date of this agreement, we agreed to grant Mr. Smith, so long as he remained an employee pursuant to the terms of this agreement, a three year stock option to purchase 100,000 shares of our common stock at $0.50 per share each month beginning in the seventh month following the effective date and continuing for six months thereafter, for a total of 600,000 shares of our common stock.  If the agreement with Mr. Smith was terminated for any reason, Mr. Smith had six months from the date of termination to exercise all vested stock options, or such vested stock options were forfeited.  Mr. Smith also received a right to immediately appoint two directors to our Board of Directors; Mr. Smith designated Mr. Dustin Huffine to join our board but never designated the second director.

Mr. Smith resigned his positions with our company in September 2007.  We did not pay Mr. Smith any compensation for his services to us during his tenure and at the time of his resignation he agreed to waive any rights to any compensation, including the options, to which he might have been entitled.

Employment Agreement with Mr. Page

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

In addition, under the Employment Agreement, after six months of employment, Mr. Page received a grant of a three year option to purchase 3,000,000 shares of our common stock at a price of $0.20 per share, which vested in six equal monthly installments from the date of issuance. If the agreement is terminated for any reason after six months from the effective date, Mr. Page has six months from the date of termination to exercise all vested stock options, or such vested stock options shall be forfeited.  Mr. Page also received a right to immediately appoint two directors to our Board of Directors. Pursuant to the agreement, Mr. McNeil was appointed to our Board of Directors. Mr. Page does not have any present attention to appoint an additional director to our Board.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Andy Teng	3,600,000	0	0	0.25	08/10/2008	0	0	0	0
L.E. Smith	0	0	0	0	0	0	0	0	0
Ken Page	0	0	3,000,000	0.20	9/27/10	0	0	0	0

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

In December 2003, since the ESOP was then under investigation by the DOL Mr. Teng was not able to foreclose on the unreleased shares upon his release of our obligation under the promissory note, as was his right under the ESOP agreement. At that time, Mr. Teng notified us that while he was releasing us from our obligation under the promissory note, he was not waiving any rights he may have to foreclosure against the unreleased shares. Although the DOL investigation has been completed, we have not yet released the shares to the ESOP and Mr. Teng has not yet exercised any right he may have to foreclose on the unreleased shares. If Mr. Teng is able to foreclose on the ESOP shares, the value of the unearned ESOP shares will be eliminated against additional paid-in capital, which will reduce our additional paid-in capital balance by approximately $6,207,000, with no net change to our stockholders’ deficit.  In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value.  During 2007 we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period.

2004 Stock Incentive Plan

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004.  No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000. At each of December 31, 2007 and June 30, 2009 there were outstanding options to purchase 20,963,212 and 18,813,612 shares of our common stock, respectively, at exercise prices ranging from $0.24 to $1.50 and $0.18 to $0.56 per share, respectively.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  None of our directors received any compensation for their services as directors for 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At August 17, 2009, we had 32,223,975 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of August 17, 2009 by:

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

On August 11, 2006, we issued Mr. Andy Teng, then our Chief Executive Officer, a promissory note in connection with a loan of $40,000 from Mr. Teng to us. The note bore interest at a rate of 6% per annum and was due on September 7, 2006. On July 18, 2006, we entered into an additional promissory note with Mr. Teng, pursuant to which Mr. Teng loaned us an additional $10,000. The second note bore interest at a rate of 8% per annum and was due on February 23, 2007.  On October 14, 2006, we entered into a third promissory note with Mr. Teng, pursuant to which Mr. Teng loaned us additional $20,000. The third note bore interest at a rate of 8% per annum and was due on February 23, 2007.  During 2007 we issued Mr. Teng 358,000 shares of common stock in exchange for $84,278 payable to a related party referred to above and $79,000 in unpaid compensation.

Director Independence

Mr. McNeil is considered “independent” within the meaning of FINRA Marketplace Rule 4200.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES.

Rodefer Moss served as our independent registered public accounting firm for 2007 and 2006.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2007 and 2006.

	2007	2006

Audit Fees	$9,000	$16,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$9,000	$16,500

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

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Designation of Series A Preferred Stock (2)
3.2	Amended and Restated By-Laws (2)
4.1	Specimen stock certificate for common stock (2)
4.2	Warrant issued on November 29, 2004 to Laurus Master Fund, Ltd. (1)
4.3	Convertible Promissory Note dated April 1, 2005 issued to Alloy Marketing and Promotions, LLC (3)
4.4	Form of convertible promissory note issued to Mr. L.E. Smith in September 2005 (4)
4.5	Form of common stock purchase warrant issued to Mr. L.E. Smith in connection with convertible promissory note (4)
4.6	Form of $250,000 principal amount 7.5% convertible promissory note issued to Mr. Dan Page in April 2007 (9)
4.7	Form of warrant issued to Mr. Dan Page in connection with $250,000 principal amount 7.5% convertible promissory note issued in April 2007 (9)
4.8	Amendment to Convertible Line of Credit Note (10)
10.1	2004 Stock Incentive Plan (2)
10.2	Form of registration rights agreement in favor of Mr. L.E. Smith (4)
10.3	Merger Agreement, dated March 8, 2006, by and among Digital Lifestyles Group, Inc., Protron Acquisition, Inc., Protron Digital Corporation, Leo Chen and Alex Chung (5)
10.4	Form of Registration Rights Agreement with Laurus Master Fund, Ltd. (1)
10.5	Employment Agreement with Andy Teng (7)
10.6	Promissory Note dated August 7, 2006 in the principal amount of $40,000 to Andy Teng (8)
10.7	Form of Registration Rights Agreement $250,000 principal amount 7.5% convertible promissory note issued in April 2007 (9)
10.8	Employment Agreement with Ken Page (10)
10.9	Employment Agreement dated April 3, 2007 with L.E. Smith (12)
21.1	Subsidiaries of the registrant (11)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on April 7, 2005.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on October 4, 2005.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on March 13, 2006.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on September 15, 2004.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on August 5, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on August 14, 2006.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on April 26, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K as filed on October 9, 2007.
(11)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006.
(12)	Incorporated by reference to the Current Report on Form 8-K as filed on April 4, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Lifestyles Group Inc.

August 19, 2009	By: /s/ Ken Page
Ken Page, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Ken Page Ken Page	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, director, principal executive officer and principal financial and accounting officer	August 19, 2009

/s/ Brad McNeil Brad McNeil	Director	August 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Digital Lifestyles Group, Inc.
Crossville, Tennessee

We have audited the accompanying consolidated balance sheets of Digital Lifestyles Group, Inc. as of December 31, 2007 and December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referenced above present fairly, in all material respects, the financial position of Digital Lifestyles Group, Inc. as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Digital Lifestyles Group, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional financing to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
August 19, 2009

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(In thousands)

ASSETS

	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,390	$6,443
Liquidated damages payable	2,436	2,436
Accrued expenses	722	482
Convertible notes payable, net of debt discount	1,552	3,269

TOTAL CURRENT LIABILITIES	11,100	12,630

Note payable to related party	-	84
Derivative and warrant liabilities	485	1,258

Total Liabilities	11,585	13,972

STOCKHOLDERS' EQUITY
Common stock, $.03 par value: 50,000 shares authorized,
33,224 and 33,866 shares issued and outstanding	996	986
Additional paid-in capital	16,001	15,816
Accumulated deficit	(22,375)	(24,567)

	(5,378)	(7,765)
Less: Unearned ESOP shares	(6,207)	(6,207)

Total stockholders' deficit	(11,585)	(13,972)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2007 and 2006
(In thousands, except per share data)

	2007	2006

Net sales	$-	$-
Cost of sales	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES	259	748

Operating loss	(259)	(748)

OTHER INCOME (EXPENSE)
Interest expense	(231)	(416)
Liquidation damages expense	-	(2,435)
Change in fair value of derivative and warrant liabilities	1,266	4,928
Forbearance expense	(129)	-
Gain on debt settlement	1,539	52
Other, net	6	13

TOTAL OTHER INCOME (EXPENSE)	2,451	2,142

INCOME (LOSS) BEFORE INCOME TAXES	2,192	1,394

INCOME TAX EXPENSE
Provision for income taxes	-	-

NET INCOME (LOSS)	$2,192	$1,394

Basic income (loss) per share	$0.07	$0.04
Diluted income (loss) per share	$0.06	$0.05

Weighted average shares of common stock outstanding:
Basic	33,024	32,866
Diluted	43,812	38,190

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2007 and 2006
(In thousands)

			Additional	Unearned
	Common Stock		Paid-In	ESOP	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total

Balance, January 1, 2006	32,866	$986	$15,388	$(6,207)	$(25,961)	$(15,794)

Issuance of options
to employees			428			428

Net Income					1,394	1,394

Balance, December 31, 2006	32,866	986	15,816	(6,207)	(24,567)	(13,972)

Issuance of options
as compensation			33			33

Coversion of note payable and
unpaid compensation	358	10	152			162

Net Income					2,192	2,192

Balance, December 31, 2007	33,224	$996	$16,001	$(6,207)	$(22,375)	$(11,585)

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and 2006
(In thousands)

	2007	2006
Cash flows from operating activities:
Net Income	$2,192	$1,394
Adjustments to reconcile net loss to net cash
used by operating activities
Gain on debt settlement	(1,539)	(52)
Change in fair value of derivative and warrant liabilities	(1,266)	(4,928)
Stock and stock rights issued for services	116	428
Amortization of debt discount and issuance costs	-	62
Forebearance expense	129	-
Accounts receivable	-	116
Accounts payable	(20)	(7)
Liquidation damages payable	270	2,435
Accrued expenses	(19)	231

Net cash used in operating activities	(137)	(321)

Cash flows from financing activities:
Proceeds from convertible note payable, net of issuance costs	302	259
Payments on notes payable	(165)	-

Net cash provided (used) by financing activities	137	259

Net Change in cash and cash equivalents	-	(62)

Cash and cash equivalents, beginning of year	-	62
Cash and cash equivalents, end of year	$-	$-

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

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

In April 2007, we reached an agreement with Laurus to extinguish $2.1 million in outstanding debt for $200,000 in cash. Under the terms of the agreement we paid $50,000 in cash in April 2007, and paid an additional $115,000 during the year ended December 31, 2007. The remaining $35,000 owed at December 31, 2007 is included on the balance sheet under the caption “accrued expenses”. In addition to the cash consideration, we issued a warrant to Laurus to purchase one million shares of our common stock at $.40 per share. In connection with the agreement, we recognized a gain on debt relief of approximately $1,510,000 and a derivative liability of $358,612 during the year ended December 31, 2007.

As of December 31, 2007, we continued to have no business operations. Currently, we have approximately $11 million in unsecured debt, virtually all of which is past due, and we have no assets. During the fiscal year ending December 31, 2007, we incurred costs of approximately $150,000 primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to negotiating a business combination and bringing the Company current in its SEC filings, interest, forbearance expense and insurance.

We currently have capital resources sufficient to meet our operating and capital needs for approximately the next two months. However, as we have no current sales or other sources of revenue, we depend upon

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION – (Continued)

our ability to arrange for additional debt or equity financing to meet our liquidity requirements. Due to the insolvency stemming from our lack of operations, severe shortage of capital, significant debt, and our default under existing credit and loan agreements, we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit and all highly liquid investments with original maturities at the date of purchase of less than three months. Cash equivalents consist primarily of cash deposited in money market accounts. While our cash and cash equivalents are on deposit with financial institutions, at times deposits may exceed federally insured limits. We have not experienced any losses in such accounts.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

It is not practical to estimate the fair value of our liabilities because there is no established market for these instruments as we do not currently have the resources to settle them and it is inappropriate to estimate future cash flows, which are largely dependent on the need for additional capital.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

EQUIPMENT

As a result of our shut down of operations in the second quarter of 2005, we wrote down equipment balances to the amounts ultimately realized upon their liquidation. We have no equipment as of December 31, 2007 and 2006.

CONCENTRATIONS

There are no financial instruments that potentially subject us to a concentration of credit risk. Due to the shutdown of business operations in the second quarter of 2005, we have no cash and no accounts receivable as of December 31, 2007 and 2006.

We had a nonexclusive licensing agreement with Microsoft for various operating system and application software for which we were obligated to pay Microsoft a licensing fee. Microsoft terminated this license in April 2005 due to the Company's failure to pay outstanding licensing fees totaling $1,377,895 at December 31, 2007 and 2006.

DERIVATIVE FINANCIAL INSTRUMENTS

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the Laurus notes entered into on November 30, 2004 and the Alloy note (see Note 3). The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at December 31, 2007 and 2006 totaled approximately ($485,000) and ($1,258,000), respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At December 31, 2007 and 2006 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179% - 364%, risk free interest rate of 2.11% - 4.83%, and expected life of 3-10 years.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

The derivatives are classified as long-term liabilities.

For the years ended December 31, 2007 and 2006, the net decrease in the derivative and warrant liabilities were approximately $1,266,000 and $4,928,000, respectively, which are recorded as components of other income in the accompanying consolidated statements of operations.

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

STOCK-BASED COMPENSATION

At December 31, 2007, we had one stock-based compensation plan. Prior to January 1, 2006, we accounted for options granted to employees under this and previous plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, as permitted by SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), SHARE BASED PAYMENT, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated pre-vesting forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 0% of the options issued.

NET INCOME PER SHARE

Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Diluted net income per share reflects the potential dilution that could occur if other commitments to issue common stock were exercised.

The company’s potentially dilutive securities consist of options and warrants as well as convertible debt. For the years ended, December 31, 2007 and 2006, about 600 and 147,000 options and warrants, respectively, are dilutive, under the provisions of SFAS 128, since, for all other issuances, the average market price of the common stock during the period was less than the exercise price of the options or warrants (they were “out of the money”).

The company’s convertible debt consists of notes payable which are considered dilutive whenever their interest (net of tax and nondiscretionary adjustments) per common share obtainable on conversion is less than basic EPS. For the years ended December 31, 2007 and 2006, approximately 10,588,000 and 5,186,000 convertible shares were included in the denominator and for each year earnings were adjusted by about $334,000 dollars for the effects of convertible securities.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

PRODUCT LICENSES

From time to time, we receive notices from companies and individuals asserting exclusive patent, copyright, trademark or other intellectual property rights to technologies or marks that are important to the technology industry and/or our business. We evaluate each claim relating to its products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating its patented technology nor do these agreements protect us from trade secret, copyright or other violations by us, or our suppliers in developing or selling these products. Liabilities are recorded when claims asserted are probable and such costs to the Company can be estimated. No such costs have been recorded during the years ended December 31, 2007 and 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. Adoption of FIN 48 did not have a material impact on our results of

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

operations or financial position. The Company currently has tax return periods open beginning with December 31, 2006 through December 31, 2008.

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

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R),    Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. SAB 110 had no impact on our financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is indexed to an Entity's Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is evaluating the impact of the adoption of EITF Issue No. 07-05 on its consolidated financial statements.

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE

In April 2007 we executed an agreement with Mr. Dan Page whereby we received $250,000 in funds to be advanced through the issuance of a promissory line of credit note. The convertible promissory note issued bears interest at a rate of 7.5% per annum and had a maturity date of April 23, 2008. The convertible note is convertible at any time from the date of issuance into shares of our common stock at a price per share equal to $0.35.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.   We also agreed to issue to the purchaser a four year warrant to purchase shares of common stock. The number of shares that the purchaser was eligible to purchase pursuant to the warrant was equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.35 per share. In connection with both the convertible note and the warrant, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants. We have not filed the required registration statement.

On September 27, 2007, Mr. Page agreed to amend the note and provide an additional $100,000 of working capital to us. Under the terms of the amendment, the additional $100,000 is convertible into shares of our common stock at a price per share equal to $0.18. As consideration for this extension, we agreed to issue to the purchaser a warrant to purchase shares of common stock. The number of shares that the purchaser will be eligible to purchase pursuant to the warrant will be equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.18 per share, solely as it relates to this additional $100,000. The warrant will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the Note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term. In connection with both the convertible note and the warrant, we agreed to register for resale the shares underlying the convertible note and warrants. As of December 31, 2007, we owed a total of $302,150 to Mr. Page.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - CONVERTIBLE NOTES PAYABLE – (Continued)

At December 31, 2007 and 2006, we had $100,000 of convertible notes payable to an individual, dated June 18, 1999. Interest was payable at 10% per annum through December 18, 2000 and is payable at 12% thereafter. The note and accrued interest were due December 18, 2000 and are in default. The note is convertible at $20.00 per share and is currently in default. Management has held settlement discussions with the note holder but has been unable to reach a settlement for payment.

On November 30, 2004, we entered into a $7,500,000 secured credit facility with Laurus. The facility consisted of a $4,750,000 convertible revolving note and a $2,750,000 convertible term note. We initially borrowed approximately $3,542,000 under this facility, for proceeds of $3,255,000 net of issuance costs of $287,000. The proceeds represented $2,750,000 under the convertible term note and $792,000 under the convertible revolving note. These funds were used to fund the repayment of existing short-term financing. The outstanding balance of the revolving note and the principal balance of the term note are convertible into shares of our common stock, subject to certain limitations set forth in the agreement based upon the stock's trading volume and Laurus' ownership position. The conversion price of the notes is $0.39 per share, which is a premium over the average closing price of our common stock over the ten trading days preceding the execution of the agreement, with conversion reset rights if we issue any shares for less than the initial conversion price. In connection with the credit facility, we also issued to Laurus warrants to purchase up to 3,846,154 shares of our common stock at $0.44 per share We agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of our common stock issuable to Laurus upon conversion of the term note and exercise of the warrants. Failure to file such a registration statement timely and to maintain its effectiveness will subject us to liquidated damages as defined in the registration rights agreement. Because we did not have a currently effective registration statement, in accordance with EITF 0019-2 we recorded a liability of $2,165,625 as liquidated damages for failure to register the underlying shares.

In April 2007, we reached an agreement with Laurus to extinguish $2.1 million in outstanding debt for $200,000 in cash. Under the terms of the agreement we paid $50,000 in cash in April 2007, and paid an additional $115,000 during the year ended December 31, 2007. The remaining $35,000 owed at December 31, 2007 is included on the balance sheet under the caption “accrued expenses”. In addition to the cash consideration, we issued a warrant to Laurus to purchase one million shares of our common stock at $.40 per share. In connection with the agreement, we recognized a gain on debt relief of approximately $1,510,000 and a derivative liability of $358,612 during the year ended December 31, 2007.

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE – (Continued)

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

Through December 31, 2007, we had accrued $81,000 of liquidated damages under this agreement. Under the provisions of SFAS 5, “Accounting for Contingencies” and FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” as of December 31, 2006. For 2006, we accrued additional penalties of $270,000, as liquidated damages, for failure to perform under the terms of the registration rights agreement through June 2009, bringing the total accrual, including $81,000 previously accrued in 2005, to $351,000, which is included on our balance sheets at December 31, 2008 and 2007 under the caption “Liquidated damages payable”.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - CONVERTIBLE NOTES PAYABLE – (Continued)

Convertible notes payable are summarized as follows at December 31,:

	2007	2006
Convertible note payable to a third party with an interest rate of 7% per annum, due September 19, 2006, net of unamortized
debt discount of $0	$500,000	$500,000

Convertible note payable to a third party with an interest rate of 7% per annum, due October 27, 2006, net of unamortized
debt discount of $0	50,000	50,000

Convertible line of credit note payable to a third party with an interest rate
of 7.5% per annum, due April 23, 2008	302,150	-

Convertible note payable to Alloy with an interest rate
of 10% per annum, matured in December 2000, currently in
default. Default interest rate is 15%. Late payment also incur a
late fee of 6% per month	600,000	600,000

Promissory note payable to a third party, payable upon demand	100,000	100,000

Convertible credit facility with Laurus, with an interest rate of approximately 12% as of December 31, 2005, currently in default, payment is due upon completion of a merger with another company,
net of unamortized debt discount of $0 and $1,274,000, respectively	-	2,018,641

	$1,552,150	$3,268,641

NOTE 4 - RELATED PARTY TRANSACTIONS

At December 31, 2006, we had $84,278 due to Mr. Teng, our prior chief executive officer, borrowed previously under terms of two note agreements. In July 2007, we issued 358,000 shares of common stock to Mr. Teng for the extinguishment of the amount due in addition to $79,000 in unpaid compensation.

NOTE 5 - INCOME TAXES

The components of the income tax provision (benefit) were as follows for the years ended December 31 2007 and 2006 (in thousands):

	2007	2006
Current	$-	$-
Deferred	-	-

	$-	$-

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – INCOME TAXES – (Continued)

For the years ended December 31, 2007 and 2006, income tax provision (benefit) differed from the amounts computed applying the federal statutory rate of 34% to pre-tax loss as follows (in thousands):

	2007	2006

Computed "expected" tax provision (benefit)	$748	$474

Increase in income taxes resulting from
expenses not deductible for tax purposes	-	-

Decrease in income taxes resulting from
nontaxable income	(1,266)	(1,676)

State and local income taxes, net of federal effect	-	-

Increase in valuation allowance	518	1,202

	$-	$-

	2007	2006
Deferred tax assets:

Net operating loss carryforward	$9,848	$10,336

Other	-	-

Less valuation allowance	(8,582)	(9,134)

Total deferred tax assets	1,266	1,202

Deferred tax liabilities:

Change in fair value of derivative

and warrant liabilities	1,266	1,202

Total deferred tax liabilities	1,266	1,202

	$-	$-

For the years ended December 31, 2007 and 2006, we have federal and state net operating loss carryforwards of approximately $34,100,000 and $34,000,000, respectively. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. As a result, we have not recorded approximately $10,000,000 of carryforwards in the accompanying table of deferred taxes. The remaining net operating loss carryforwards will expire at various dates through 2027 for federal purposes and 2017 for state purposes, if not utilized. As of December 31, 2007 and 2006 all such loss carryforwards have been reserved, due to the likelihood that such amounts will not be utilized before expiration.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – STOCK WARRANTS AND OPTIONS

Stock Option Plan

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

A summary of our stock option  and warrant activity, and related information for the years ended December 31 follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	18,879,000	$0.44	18,199,000	$0.44
Granted	8,684,212	0.25	730,000	0.51
Exercised	-	-	-	-
Expired/cancelled	(6,600,000)	0.23	(50,000)	0.64

Outstanding and exercisable,
end of year	20,963,212	$0.43	18,879,000	$0.44

Exercisable, end of year	17,863,212	$0.47	15,829,000	$0.44

Compensation expense of $32,000 related to stock options was recognized in 2007 and $84,000 in 2006.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – STOCK WARRANTS AND OPTIONS – (Continued)

The following table summarizes our stock options outstanding at December 31, 2007:

		Weighted-
		average	Weighted-
		remaining	average
Exercise Price Range	Shares	contractual life	Exercise price
$0.18-$.39	4,476,952	2.68	$0.24
$.40-$.49	13,567,593	3.77	$0.47
$.50-$1.49	2,818,667	2.7	$0.50
$1.50	100,000	1.28	$1.50

Total	20,963,212

During the year ended December 31, 2007, we issued 358,000 shares of common stock in exchange for $84,000 payable to a related party referred to above and $79,000 in unpaid compensation.

EMPLOYEE STOCK OPTION PLANS

Terms and conditions of our option plans, including exercise price and the period in which options are exercisable, generally are at the discretion of our board of directors; however, no options are exercisable for more than 10 years after the date of grant.

The Company’s employee stock option activity is included in the above tables. The activity for the year ended December 31, 2006 includes the expiration of 50,000 employee options with an exercise price of $0.64 and the grant of 600,000 options with an exercise price of $0.50. Total outstanding and exercisable employee options was 3,600,000 with a weighted exercise price of $0.25 and a weighted remaining contractual life of 1.73 years for December 31, 2006. The activity for the year ended December 31, 2007 includes the expiration of 6,600,000 employee options with an weighted average exercise price of $0.25 and the grant of 6,000,000 options with an exercise price of $0.20. Total outstanding employee options at December 31, 2007 were 3,000,000 with an exercise price of $0.20 and a remaining contractual life of 2.74 years. All 3,000,000 of these share were unvested.

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN

On December 1, 1999, we established a leveraged ESOP that covered all employees who completed 1,000 or more hours of service in a Plan year. To establish the plan, the ESOP borrowed $10,000,000 from Mr. Teng, then our majority stockholder, which we then used to purchase all of our outstanding preferred stock (a total of 1,350,000 shares) from Mr. Teng at the then estimated fair value, $7.41 per share. The preferred stock was convertible into common stock at an exchange rate of 1 share of preferred stock to 3.12828 shares of common stock, and in September 2004, the ESOP converted all of its preferred stock to common stock. We received no funds from the formation of the ESOP; however, we were required to record the ESOP's liability on our books as we had guaranteed the ESOP debt (see below), in accordance with the SOP 93-6, "Employers' Accounting for Employee Stock Ownership

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN – (Continued)

Plans." Under SOP 93-6, we recorded an unearned employee benefit expense related to the cost basis of unreleased shares (determined based on the portion of the ESOP loan obligation not yet repaid by the ESOP – see below), and, as such, we recorded it as a reduction to stockholders' equity, "Unearned ESOP shares."

In the aftermath of a review by the Pension and Welfare Benefits Administration of the Department of Labor ("DOL"), in December 2003, Mr. Teng agreed to release the ESOP from its remaining obligations under the $10.0 million promissory note, thereby releasing us from our guarantee of the ESOP debt. In connection with Mr. Teng's release of the ESOP from its obligations under the promissory note, we eliminated the guarantee of ESOP loan and interest payable balances against additional paid-in capital, as this debt release was considered a contribution of capital to us by Mr. Teng.

In December 2003, since the ESOP was then under investigation by the DOL, Mr. Teng was not able to foreclose on the unreleased shares upon his release of our obligation under the promissory note, as was his right under the ESOP agreement. At that time, Mr. Teng notified us that while he was releasing us from our obligation under the promissory note, he was not waiving any rights he may have to foreclosure against the unreleased shares. Although the DOL investigation has been completed, we have not yet released the shares to the ESOP and Mr. Teng has not yet exercised any right he may have to foreclose on the unreleased shares. If Mr. Teng is able to foreclose on the ESOP shares, the value of the unearned ESOP shares will be eliminated against additional paid-in capital, which will reduce our additional paid-in capital balance by approximately $6,207,000, with no net change to our stockholders' deficit.

Common shares held by the ESOP as of December 31, 2007 and 2006:

(in thousands)	2007	2006

Allocated shares	1,613	1,613
Shares released from allocation	0	0
Unreleased (unearned) shares	2,641	2,641

Total ESOP shares	4,254	4,254

The fair value of unreleased (unearned shares) at December 31, 2007 and 2006 (based on closing price of our stock was $128,000 and $383,000.

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the years ended December 31, 2007 and 2006, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period. Our ESOP plan did not have an effect on our calculation of diluted earnings per share for the years ended December 31, 2007 and 2006.

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

NOTE 9 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(in thousands)	2007	2006
Cash paid during year ended:
Interest	$92	$92
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of credit facility payable to warrants and
resulting gain on debt relief	$1,539	$-
Issuance of options as compensation	$33	$428
Conversion of note payable and unpaid compensation	$162	$-

NOTE 10 - COMMITMENTS AND CONTINGENCIES

We lease office space under a month-to-month operating lease agreement. Minimum annual operating lease commitments at December 31, 2007 are approximately $10,000. Rent expense for the years ended December 31, 2007 and 2006 totaled approximately $10,000 and $21,000, respectively.

We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. In connection with certain of our debts, management and stock purchase agreements, have indemnified lenders, buyers and others for certain claims arising from our breach of representations and warranties contained in the corresponding agreements. The duration of the

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENCIES – (Continued)

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has obligations under its warrant agreements and convertible debt instruments (See Note 3) which may require it to issue registered shares and to maintain the effectiveness of a registration statement covering those shares. Through July 10, 2009, the Company has not been successful in its efforts to file an effective registration statement. As a result, penalties accruing under various provisions of its warrant and convertible debt instruments have been recorded as liabilities on the Company’s balance sheet under the caption “Liquidating damages” at December 31, 2007 and 2006, in accordance with provisions of FSP EITF 00-19-2, Accounting for Registration Payment Arrangements.

Derivative liabilities under the Company’s agreements in place at December 31, 2007 and 2006 are measured at estimated fair value using the Black-Scholes method. In accordance with derivative accounting, these liabilities are restated to fair value at each reporting date. The Company’s stock price has continued to decline since December 31, 2007 so that the derivative liability of approximately $485,000 and $1,258,000 at December 31, 2007 and 2006, respectively, if calculated using weighted average stock prices of $0.023 share prevailing during the first fifteen days of July, 2009, would be about $279,000 if market prices had been at those levels at the end of 2007 and all other assumptions had remained the same.