Form 10-K
period 2008-12-31
DIGITAL LIFESTYLES GROUP INC
filed 2009-08-24
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $839,112 on June 30, 2008.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   32,223,975 shares of common stock are issued and outstanding as of August 20, 2009.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this prospectus the terms “Digital Lifestyles", "we"", "our", the "Company" and similar terms refer to Digital Lifestyles Group Inc., a Delaware corporation, and our subsidiaries.  In addition, when used herein and unless specifically set forth to the contrary, “2008” refers to the year ended December 31, 2008 and “2007” refers to the year ended December 31, 2007.

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

Employees

As of August 20, 2009, we had one employee, Mr. Page, our Chief Executive Officer.  Mr. Page is involved in other part-time business activities and devotes approximately 90% of his time and attention to our business.

Transaction with Laurus Master Fund, Ltd.

On November 30, 2004, we closed a financing transaction with Laurus Master Fund, Ltd. to obtain a $7.5 million credit facility. The financing was completed pursuant to a security agreement with Laurus, pursuant to which we issued to Laurus a $2,750,000 secured convertible minimum borrowing note, a $4,750,000 secured convertible revolving note and a common stock purchase warrant to purchase 3,846,154 shares of our common stock (70% of which are vested as of December 31, 2005). Laurus was permitted to convert all or a portion of the outstanding principal amount of the notes and accrued interest thereon into shares of our common stock at a conversion price of $0.39 per share, subject to certain anti-dilution adjustments. The warrant issued to Laurus is dated November 29, 2004, has an exercise price of $0.44 per share, and expires on November 29, 2009. We agreed to file a registration statement covering the shares issued upon the conversion of the note or the exercise of the warrant.  We have not filed this registration statement and, accordingly, at December 31, 2008 our balance sheet includes registration rights penalties of approximately $2,165,625.

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

Sale of Convertible Promissory Notes to Mr. L.E. Smith

On September 29, 2005, we executed an agreement with Mr. L.E. Smith whereby we received an initial amount of $250,000 from Mr. Smith in immediately available funds through the issuance of a promissory note convertible into common stock at a conversion price of $0.25.  Mr. Smith also committed an additional $250,000 in funds upon achievement of certain milestones by us. The convertible promissory note issued to Mr. Smith bears interest at a rate of 7% per annum and had an initial maturity date on September 29, 2005. Presently, we are in default under our obligations to make interest payments to Mr. Smith. The convertible note is convertible at any time from the date of issuance into shares of our common stock at a price per share equal to $0.25. Mr. Smith was also issued corresponding warrants to purchase shares of common stock. The number of shares that the purchaser is eligible to purchase is equal to 20% of the aggregate amount of shares issued upon conversion of each convertible promissory note and the with an exercise price of $0.25 per share. The warrants, which total 200,000 shares of our common stock, expire five years from the date of issuance and are exercisable immediately. In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  The note remains outstanding and at December 31, 2008 we owed Mr. Smith $500,000 principal and $109,000 accrued but unpaid interest on this note.  We have not filed the required registration statement.  Mr. Smith served as our Chief Executive Officer, Chairman and member of our Board of Directors from April 2007 until September 2007.

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

At December 31, 2008 we owed Mr. Page $339,850 of principal and approximately $34,000 of accrued but unpaid interest under these notes.  Mr. Dan Page, a principal shareholder of our company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $ 22.5 million as of December 31, 2008. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in completing a business combination with an operating entity.  There are no assurances that we will be able to consummate a transaction with an operating company or continue as a going concern, in which event investors would lose their entire investment in our company.

We are not current in our reporting obligations with the SEC and our status as a public company could be revoked at any time.

We are not current in our filing obligations with the SEC and in March 2009 we were notified by the SEC that it appeared we were delinquent in our reporting obligations pursuant to Section 13(a) of the Securities Exchange Act of 1934 and could be subject, without further notice, to an administrative hearing to revoke the registration of our securities under Section 12(g) of the Securities Exchange Act of 1934.  On August 13, 2009 we filed our Annual Report on Form 10-K for the year ended December 31, 2006 and on August 19, 2009 we filed our Annual Report on Form 10-K for the year ended December 31, 2007, we still need to file our quarterly reports for the 2009 interim periods to become current in our reporting obligations.  While we are using our best efforts to file all delinquent reports with the SEC, if we are unable to complete those filings before the SEC seeks to bring an administrative action against us it is likely that we would cease being a public company.  In that event the attractiveness of our vehicle to an operating company would be severely diminished and our ability to consummate a business combination would be in jeopardy.

We have a significant amount of past due debt and no cash or assets.

At December 31, 2008 our balance sheet includes approximately $11.4 million of debt, including past due unsecured convertible notes, accounts payable, liquidated damages, accrued expenses, including approximately $70,500 of unpaid wages, and derivative and warrant liabilities.  We do not have the funds necessary to satisfy these obligations and it is not likely that we will be able to raise capital until we complete a business combination. The existence of these obligations may make our company less attractive to a company interested in a possible business combination.

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

	High	Low

2007
First quarter ended March 31, 2007	$.23	$.09
Second quarter ended June 30, 2007	$.39	$.11
Third quarter ended September 30, 2007	$.20	$.10
Fourth quarter ended December 31, 2007	$.11	$.03

2008
First quarter ended March 31, 2008	$.05	$.01
Second quarter ended June 30, 2008	$.03	$.02
Third quarter ended September 30, 2008	$.03	$.02
Fourth quarter ended December 31, 2008	$.02	$.01

2009
First quarter ended March 31, 2009	$.02	$.01
Second quarter ended June 30, 2009	$.02	$.01

The last sale price of our common stock as reported on the Pink Sheets was $0.035 per share on August 21, 2009.  As of August 17, 2009, there were approximately 140 record owners of our common stock.

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

The following discussion of our financial condition and results of operation for 2008 and 2007 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We are a shell company.  We do not have any revenue generating operations and have incurred net losses of approximately $22.5 million since inception through December 31, 2008.  At December 31, 2008 we had minimal cash, no other assets and our total liabilities were approximately $11.4 million, all of which are past due.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon  recurring operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to consummate a business combination with an operating company.  There are no assurances that we will continue as a going concern.

Results of Operations

2008 compared to 2007

Net sales

For each of 2008 and 2007 we had no revenues from operations which reflects an April 2005 decision by our then management to discontinue all revenue producing operations.

Operating expenses

Our operating expenses include rent, insurance, payroll and professional fees.  Operating expenses increased approximately $97,000, or approximately 37% for 2008 as compared to 2007.  The increase is attributable to the accrual of Mr. Page’s salary and options granted to him under the terms of his September 2007 employment agreement.

Total other income (expense)

Interest expense decreased approximately $38,000, or approximately 16%, for 2008 as compared to 2007 which reflects the decrease in accrued interest associated with the Laurus obligation.

Change in fair value of derivative and warrant liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities associated with the Laurus obligation and the note to Alloy Marketing and Promotions, LLC which is described later in this section as a result of the application of EITF Issue No. 00-19 to our financial statements.  The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date amounted to a decrease of approximately $385,000 and $1.3 million for fiscal 2008 and 2007, respectively, which has been recognized as other income in those periods. While these are non-cash items, the application of EITF 00-19 has a significant impact on our financial statements.

In 2007 we recognized a forbearance expense of $129,000 related to our agreement to issue a warrant to purchase shares of our common stock with an exercise price of $0.40 per share to Advanced Micro Devices, at the rate of one share for every $2.00 we owed that entity, for a total of 422,260 shares, in partial settlement of amounts owed that entity.  We agreed to provide customary registration rights covering the shares of common stock issuable upon the exercise of the warrant.  We did not have a comparable expense in 2008.

        Gain on debt settlement in 2007 is primarily attributable to the settlement with Laurus.  As described elsewhere herein, in April 2007, we reached an agreement with Laurus to extinguish $2.1 million in outstanding debt for $200,000 in cash. Under the terms of the agreement we paid $50,000 in cash in April 2007, and paid an additional $115,000 during 2007. The remaining $35,000 owed at December 31, 2007 is included on our balance sheet under the caption “accrued expenses”. In addition to the cash consideration, we issued Laurus a warrant to purchase 1,000,000 shares of our common stock at $.40 per share. In connection with the agreement, we recognized a gain on debt relief of approximately $1,510,000.  Gain on settlement of debt in 2008 reflects settlements with various vendors.

        Other income, net includes $18,000 of proceeds from the one-time sale of a domain name and $42,000 in royalties received for the use of our name under a marketing and license agreement which expired in January 2009.

Liquidity and Capital Resources

As of December 31, 2008, we had $22 in cash and a working capital deficit of approximately $11.3 million.  At December 31, 2008 we had no assets and approximately $11.4 million of liabilities, all of which are past due, and we do not have the funds necessary to settle these obligations.  Included in our liabilities at December 31, 2008 are the following:

•           approximately $6.4 million of accounts payable which represents obligations to various vendors including approximately $1 million due Advanced Micro Devices, approximately $1.2 million due American Express and approximately $1.3 due Microsoft Licensing, Inc.,

•           approximately $2.436 million of liquidated damages due Laurus and Alloy Marketing and Promotions,

•           approximately $950,000 of accrued expenses which represents approximately $511,000 of interest on the convertible notes, unpaid payroll taxes of approximately $9,700, approximately $122,000 of accrued wages and royalties and other accrued expenses,

•           approximately $1.5 million principal amount of convertible notes payable are described below under “Past Due Notes”, and

•           approximately $100,000 of non-cash derivative and warrant liabilities.

Our yearly cash overhead costs are approximately $134,000, which include rent, utilities, employee compensation, costs to maintain the company as a public entity including legal, accounting and EDGAR filing fees and professional expenses associated with our search for a suitable business combination.  We do not have any internal or external sources of capital and are dependent upon advances from our sole officer and director or his father, an existing debt holder, for funds necessary to pay our operating expenses.  Our ability to continue our company in the next 12 months depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners.  There are no assurances, however, that either party will advance funds to us as needed.  If we are not able to access capital as necessary it is possible we will be unable to close an acquisition which will provide operating revenues to our company.  In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flow from Operating Activities

For 2008, net cash used by operating activities was approximately $16,000 as compared to approximately $137,000 in 2007.  In 2008, we used cash to reduce our accounts payable which was offset by an increase in accrued expenses, and in 2007, we used cash to reduce our accounts payable and accrued expenses.

Cash Flow from Financing Activities

For 2008, net cash provided by financing activities was approximately $38,000 as compared to approximately $137,000 in 2007.  In the 2008 period we generated amounts from the proceeds of notes payables and in the 2007 period, we generated $302,000 in cash from the issuance of a convertible note, offset by payments on notes of $165,000.

Past Due Notes at December 31, 2008

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at December 31, 2008 we have accrued liquidated damages in the amount of $351,000 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 15% per annum, with a late payment fee of 6% per month.  At December 31, 2008 we owed Alloy an aggregate of $816,000 under this note, which includes principal, accrued but unpaid interest and late fees;

•           $500,000 principal amount due Mr. L.E. Smith under the terms of a convertible promissory note issued in September 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in September 2006.  This note is in default.  At December 31, 2008 we owed Mr. Smith an aggregate of $609,000 under this note, which includes principal and accrued but unpaid interest; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.  At December 31, 2008 we owed Mr. Wood an aggregate of $66,000 under this note, which includes principal and accrued but unpaid interest.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). In the first quarter of fiscal year 2009, we adopted the recognition and disclosure requirements of SFAS No. 157 for all financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of this part of SFAS No. 157 did not have a material impact on our consolidated financial statements, and the resulting fair values of our financial assets and financial liabilities calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 10 of the financial statements included elsewhere herein for further details on our fair value measurements. With respect to the recognition and disclosure requirements of SFAS No. 157 related to non-financial assets and non-financial liabilities, we will adopt these requirements beginning in the first quarter of our fiscal year 2010.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 152-1) and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157  (FSP FAS 152-2). Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. As described in Note 8 of our financial statements appearing elsewhere here, we have has adopted SFAS No. 157 and the related FASB staff positions except for those items specifically deferred under FSP FAS 157-2.  We are currently evaluating the impact of the full adoption of SFAS No. 157 on our fiscal year 2010 consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) did not have a significant impact on our consolidated financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This statement did not have a significant impact on the reporting of our financial position and results of operations.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. This statement did not have an impact on the determination of our financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement did not have a significant impact on the determination or reporting of our financial results.

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

Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures. The material weakness identified was that our accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Inadequate levels of accounting personnel have also caused us difficulty in filing our quarterly and annual reports with the Securities and Exchange Commission within the required time frame.  Due to this material weakness, in preparing our financial statements for the year ended December 31, 2008 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  We do not expect our disclosure controls and procedures to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls and procedures will be adequate in future periods.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of December 31, 2008, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2008.

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

ITEM 11.                                EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2008 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008. The value attributable to any option awards is computed in accordance with FAS123R.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Ken Page [1]	2008	72,000	0	0	247,000	0	0	12,000	331,000
	2007	18,000	0	0	0	0	0	3,000	21,000

1           Mr. Page has served as our Chief Executive Officer since September 2007.  Option awards represent the grant of options to purchase 3,000,000 shares of our common stock at $0.20 per share pursuant to the terms of his employment agreement.  All other compensation represents a monthly expense allowance payable to Mr. Page under the terms of his employment agreement.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Ken Page	3,000,000	0	0	0.20	9/27/10	0	0	0	0

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

In December 2003, since the ESOP was then under investigation by the DOL Mr. Teng was not able to foreclose on the unreleased shares upon his release of our obligation under the promissory note, as was his right under the ESOP agreement. At that time, Mr. Teng notified us that while he was releasing us from our obligation under the promissory note, he was not waiving any rights he may have to foreclosure against the unreleased shares. Although the DOL investigation has been completed, we have not yet released the shares to the ESOP and Mr. Teng has not yet exercised any right he may have to foreclose on the unreleased shares. If Mr. Teng is able to foreclose on the ESOP shares, the value of the unearned ESOP shares will be eliminated against additional paid-in capital, which will reduce our additional paid-in capital balance by approximately $6,207,000, with no net change to our stockholders’ deficit.  In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value.  During 2008 we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period.

2004 Stock Incentive Plan

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004.  No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000. At each of December 31, 2008 and June 30, 2009 there were outstanding options to purchase 3,000,000 shares of our common stock at an exercise price of $0.18 per share.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  None of our directors received any compensation for their services as directors for 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At August 20, 2009, we had 32,223,975 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of August 20, 2009 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Ken Page [1]	3,000,000	8.5%
Brad McNeil	0	n/a
All officers and directors as a group (two persons)[1]	3,000,000	8.5%
Dan Page [2]	2,615,931	7.7%

1           The number of shares beneficially owned by Mr. Ken Page includes options to purchase 3,000,000 shares of our common stock with an exercise price of $0.20 per share.

2           The number of shares beneficially owned by Mr. Dan Page includes 1,564,079 shares of our common stock issuable upon the conversion of principal and interest due under the 7.5% convertible promissory notes.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

Director Independence

Mr. McNeil is considered “independent” within the meaning of FINRA Marketplace Rule 4200.

ITEM 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES.

Rodefer Moss served as our independent registered public accounting firm for 2008 and 2007.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2008 and 2007.

	2008	2007

Audit Fees	$9,000	$9,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$9,000	$9,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2008 were pre-approved by the entire Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Designation of Series A Preferred Stock (2)
3.2	Amended and Restated By-Laws (2)
4.1	Specimen stock certificate for common stock (2)
4.2	Warrant issued on November 29, 2004 to Laurus Master Fund, Ltd. (1)
4.3	Convertible Promissory Note dated April 1, 2005 issued to Alloy Marketing and Promotions, LLC (3)
4.4	Form of convertible promissory note issued to Mr. L.E. Smith in September 2005 (4)
4.5	Form of common stock purchase warrant issued to Mr. L.E. Smith in connection with convertible promissory note (4)
4.6	Form of $250,000 principal amount 7.5% convertible promissory note issued to Mr. Dan Page in April 2007 (9)
4.7	Form of warrant issued to Mr. Dan Page in connection with $250,000 principal amount 7.5% convertible promissory note issued in April 2007 (8)
4.8	Amendment to Convertible Line of Credit Note (9)
10.1	2004 Stock Incentive Plan (2)
10.2	Form of registration rights agreement in favor of Mr. L.E. Smith (4)
10.3	Merger Agreement, dated March 8, 2006, by and among Digital Lifestyles Group, Inc., Protron Acquisition, Inc., Protron Digital Corporation, Leo Chen and Alex Chung (5)
10.4	Form of Registration Rights Agreement with Laurus Master Fund, Ltd. (1)
10.6	Promissory Note dated August 7, 2006 in the principal amount of $40,000 to Andy Teng (7)
10.7	Form of Registration Rights Agreement $250,000 principal amount 7.5% convertible promissory note issued in April 2007 (8)
10.8	Employment Agreement with Ken Page (9)
21.1	Subsidiaries of the registrant (10)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on April 7, 2005.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on October 4, 2005.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on March 13, 2006.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on September 15, 2004.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on August 14, 2006.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on April 26, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on October 9, 2007.
(10)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Lifestyles Group Inc.

August 21, 2009	By:	/s/ Ken Page
Ken Page, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Ken Page	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer,	August 21, 2009
Ken Page	director, principal executive officer and principal financial and accounting officer

/s/ Brad McNeil	Director	August 21, 2009
Brad McNeil

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Digital Lifestyles Group, Inc.
Crossville, Tennessee

We have audited the accompanying consolidated balance sheets of Digital Lifestyles Group, Inc. as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referenced above present fairly, in all material respects, the financial position of Digital Lifestyles Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Digital Lifestyles Group, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional financing to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Rodefer Moss & Co, PLLC

Knoxville, Tennessee
August 21, 2009

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(In thousands)

ASSETS

	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$22	$-

TOTAL CURRENT ASSETS	22	-

Total Assets	$22	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,378	$6,390
Liquidated damages payable	2,436	2,436
Accrued expenses	950	722
Convertible notes payable, net of debt discount	1,490	1,452

TOTAL CURRENT LIABILITIES	11,254	11,000

Derivitave and warrant liabilities	100	485

Total Liabilities	11,354	11,485

STOCKHOLDERS' EQUITY
Common stock, $.03 par value: 50,000 shares authorized,
33,224 and 33,224 shares issued and outstanding	996	996
Additional paid-in capital	16,348	16,101
Accumulated deficit	(22,469)	(22,375)

	(5,125)	(5,278)
Less: Unearned ESOP shares	(6,207)	(6,207)

Total stockholders' deficit	(11,332)	(11,485)

Total liabilities and stockholders' deficit	$22	$-

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended December 31, 2008 and 2007
(In thousands, except per share data)

	2008	2007

Net sales	$-	$-
Cost of sales	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES	356	259

Operating loss	(356)	(259)

OTHER INCOME (EXPENSE)
Interest expense	(193)	(231)
Liquidation damages expense	-	-
Change in fair value of derivative and warrant liabilities	385	1,266
Forbearance expense	-	(129)
Gain on debt settlement	10	1,539
Other, net	60	6

TOTAL OTHER INCOME (EXPENSE)	262	2,451

INCOME (LOSS) BEFORE INCOME TAXES	(94)	2,192

INCOME TAX EXPENSE
Provision for income taxes	-	-

NET INCOME (LOSS)	$(94)	$2,192

Basic income (loss) per share	$(0.00)	$0.07
Diluted income (loss) per share	$0.00	$0.06

Weighted average shares of common stock outstanding:
Basic	33,024	33,024
Diluted	33,024	43,812

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2008 and 2007
(In thousands)

			Additional	Unearned
	Common Stock		Paid-In	ESOP	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total

Balance, January 1, 2007	32,866	$986	$15,916	$(6,207)	$(24,567)	$(13,872)

Issuance of options
to employees			33			33

Coversion of note payable and
unpaid compensation	358	10	152			162

Net Income					2,192	2,192

Balance, December 31, 2007	33,224	996	16,101	(6,207)	(22,375)	(11,485)

Issuance of options
as compensation			247			247

Net (Loss)					(94)	(94)

Balance, December 31, 2008	33,224	$996	$16,348	$(6,207)	$(22,469)	$(11,332)

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2007
(In thousands)

	2008	2007
Cash flows from operating activities:
Net (Loss) Income	$(94)	$2,192
Adjustments to reconcile net (loss) income to net cash
used by operating activities
Gain on debt settlement	(10)	(1,539)
Change in fair value of derivative and warrant liabilities	(385)	(1,266)
Stock and stock rights issued for services	247	116
Forebearance expense	-	129
Accounts payable	(2)	(20)
Liquidation damages payable	-	270
Accrued expenses	228	(19)

Net cash used in operating activities	(16)	(137)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-
Purchase of equipment and software development costs	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible note payable, net of issuance costs	38	302
Payments on notes payable	-	(165)

Net cash provided by financing activities	38	137

Net Change in cash and cash equivalents	22	-

Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$22	$-

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

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

As of December 31, 2008, we continue to have no business operations. Currently, we have approximately $11 million in unsecured debt, virtually all of which is past due, and we have  insignificant assets. During the fiscal year ending December 31, 2008, we incurred cash costs of approximately $35,000 primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to attempting to negotiate a business combination and bringing the Company current in its SEC filings. In addition we have accrued approximately $193,000 as interest expense, $71,000 in unpaid wages and $247,000 in stock option compensation.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION – (Continued)

We currently have capital resources sufficient to meet our operating and capital needs for approximately the next two months. However, as we have no current sales or other sources of revenue, we depend upon our ability to arrange for additional debt or equity financing to meet our liquidity requirements. Due to the cessation of our business operations, we have a severe shortage of capital, significant debt, and are under default under existing credit and loan agreements, and we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our derivative and warrant liabilities are presented on our balance sheets at fair value. For other liabilities it is not practical to estimate the fair value because there is no established market for these instruments as we do not currently have the resources to settle them and it is inappropriate to estimate future cash flows, which are largely dependent on the need for additional capital.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

EQUIPMENT

As a result of our shut down of operations in the second quarter of 2005, we wrote down equipment balances to the amounts ultimately realized upon their liquidation. We have no equipment as of December 31, 2008 and 2007.

CONCENTRATIONS

There are no financial instruments that potentially subject us to a concentration of credit risk. Due to the shutdown of business operations in the second quarter of 2005, we have insignificant amount of cash and no accounts receivable as of December 31, 2008 and 2007.

We had a nonexclusive licensing agreement with Microsoft for various operating system and application software for which we were obligated to pay Microsoft a licensing fee. Microsoft terminated this license in April 2005 due to the Company's failure to pay outstanding licensing fees totaling $1,377,895 at December 31, 2008 and 2007.

DERIVATIVE FINANCIAL INSTRUMENTS

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the Laurus notes entered into on November 30, 2004 and the Alloy note (see Note 3). The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at December 31, 2008 and 2007 totaled approximately $100,000 and $485,000, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At December 31, 2008 and 2007 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179% - 364%, risk free interest rate of 2.11% - 4.83%, and expected life of 3-10 years.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

The derivatives are classified as long-term liabilities.

For the years ended December 31, 2008 and 2007, the net decrease in the derivative and warrant liabilities were approximately $385,000 and $1,266,000, respectively, which are recorded as components of other income in the accompanying consolidated statements of operations.

RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION

We ceased all operations in April 2005 and have no significant current revenues.

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), SHARE BASED PAYMENT, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated pre-vesting forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 0% of the options issued.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share excludes dilution and is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reported periods. Diluted net (loss) income per share reflects the potential dilution that could occur if other commitments to issue common stock were exercised.

The company’s potentially dilutive securities consist of options and warrants as well as convertible debt. For the years ended, December 31, 2008 and 2007, about 600 options and warrants, respectively, are dilutive, under the provisions of SFAS 128, since, for all other issuances, the average market price of the common stock during the period was less than the exercise price of the options or warrants (they were “out of the money”).

The company’s convertible debt consists of notes payable which are considered dilutive whenever their interest (net of tax and nondiscretionary adjustments) per common share obtainable on conversion is less than basic EPS. For the year ended December 31, 2007, approximately 10,558,000 convertible shares were included in the denominator and earnings were adjusted by about $334,000 for the effects of convertible securities. During the year ended December 31, 2008, the shares are considered anti-dilutive and thus not included in the demoninater.

RECENT ACCOUNTING PRONOUNCEMENTS

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). In the first quarter of fiscal year 2009, the Company adopted the recognition and disclosure requirements of SFAS No. 157 for all financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of this part of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements, and the resulting fair values of the Company's financial assets and financial liabilities calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 10 for further details on the Company's fair value measurements. With respect to the recognition and disclosure requirements of SFAS No. 157 related to non-financial assets and non-financial liabilities, the Company will adopt these requirements beginning in the first quarter of its fiscal year 2010.

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

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1,Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 152-1) and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157  (FSP FAS 152-2). Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. As described in Note 8, the Company has adopted SFAS No. 157 and the related FASB staff positions except for those items specifically deferred under FSP FAS 157-2. The Company is currently evaluating the impact of the full adoption of SFAS No. 157 on its fiscal year 2010 consolidated results of operations and financial condition.In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. Adoption of FIN 48 did not have a material impact on our results of operations or financial position. The Company currently has tax return periods open beginning with December 31, 2006 through December 31, 2008.

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

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - CONVERTIBLE NOTES PAYABLE – (Continued)

On September 27, 2007, Mr. Page agreed to amend the note and provide an additional $100,000 of working capital to us. Under the terms of the amendment, the additional $100,000 is convertible into shares of our common stock at a price per share equal to $0.18. As consideration for this extension, we agreed to issue to the purchaser a warrant to purchase shares of common stock. The number of shares that the purchaser will be eligible to purchase pursuant to the warrant will be equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.18 per share, solely as it relates to this additional $100,000. The warrant will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the Note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term. In connection with both the convertible note and the warrant, we agreed to register for resale the shares underlying the convertible note and warrants. As of December 31, 2008 and 2007, we owe a total of $339,850 and $302,150, respectively to Mr. Page.

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

In April 2007, we reached an agreement with Laurus to extinguish $2.1 million in outstanding debt for $200,000 in cash. Under the terms of the agreement we paid $50,000 in cash in April 2007, and paid an additional $150,000 during the years ended December 31, 2007 and 2008. In addition to the cash consideration, we issued a warrant to Laurus to purchase one million shares of our common stock at $.40 per share. In connection with the agreement, we recognized a gain on debt relief of approximately $1,510,000 and a derivative liability of $358,612 during the year ended December 31, 2007.

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

Through December 31, 2005, we had accrued $81,000 of liquidated damages as interest expense under this agreement. Under the provisions of SFAS 5, “Accounting for Contingencies” and FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” as of December 31, 2006, because the previously recognized contingent liability increased in subsequent periods, the change was recognized in earnings in 2006, and we accrued additional penalties for failure to perform under the terms of the registration agreement through 2008, of $270,000 ($351,000 total) included on our balance sheet under the caption “Liquidated damages payable” as of December 31, 2008 and 2007 as a result.

Convertible notes payable are summarized as follows at December 31,:

	2008	2007
Convertible note payable to a third party with an interest rate of 7% per annum, due September 19, 2006, net of unamortized
debt discount of $0	$500,000	$500,000

Convertible note payable to a third party with an interest rate of 7% per annum, due October 27, 2006, net of unamortized
debt discount of $0	50,000	$50,000

Convertible line of credit note payable to a third party with an interest rate
of 7.5% per annum, due April 23, 2008	339,850	302,150

Convertible note payable to Alloy, payable upon demand	600,000	600,000

	$1,489,850	$1,452,150

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - INCOME TAXES

The components of the income tax provision (benefit) were as follows for the years ended December 31 2008 and 2007 (in thousands):

	2008	2007
Current	$-	$-
Deferred	-	-

	$-	$-

For the years ended December 31, 2008 and 2007, income tax provision (benefit) differed from the amounts computed applying the federal statutory rate of 34% to pre-tax loss as follows (in thousands):

	2008	2007

Computed "expected" tax provision (benefit)	$(16)	$748

Increase in income taxes resulting from
expenses not deductible for tax purposes	-	-

Decrease in income taxes resulting from
nontaxable income	385	(1,266)

State and local income taxes, net of federal effect	-	-

Increase in valuation allowance	(369)	518

	$-	$-

	2008	2007
Deferred tax assets:

Net operating loss carryforward	$9,988	$9,848

Other	-	-

Less valuation allowance	(10,373)	(8,582)

Total deferred tax assets	(385)	1,266

Deferred tax liabilities:

Change in fair value of derivative
and warrant liabilities	385	1,266

Total deferred tax liabilities	385	1,266

	$-	$-

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 – INCOME TAXES – (Continued)

For the years ended December 31, 2008 and 2007, we have federal and state net operating loss carryforwards of approximately $34,200,000 and $34,100,000, respectively. Utilization of the net operating loss carryforwards is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. As a result, we have not recorded approximately $10,000,000 of carryforwards in the accompanying table of deferred taxes. The remaining net operating loss carryforwards will expire at various dates through 2028 for federal purposes and 2018 for state purposes, if not utilized. As of December 31, 2008 and 2007 all such loss carryforwards have been reserved, due to the likelihood that such amounts will not be utilized before expiration.

NOTE 5 – STOCK WARRANTS AND OPTIONS

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

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – STOCK WARRANTS AND OPTIONS – (Continued)

A summary of our stock option  and warrant activity, and related information for the years ended December 31 follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	20,963,212	$0.43	18,879,000	$0.44
Granted	-	-	8,684,212	0.25
Exercised	-	-	-	-
Expired/cancelled	(178,668)	0.44	(6,600,000)	0.23

Outstanding and exercisable, end of year	20,784,544	$0.43	20,963,212	$0.43

Exercisable, end of year	20,784,544	$0.43	17,863,212	$0.47

Compensation expense of $247,000 related to stock options was recognized in 2008 and $32,000 in 2007.

The following table summarizes our stock options outstanding at December 31, 2008:

		Weighted-
		average	Weighted-
		remaining	average
Exercise Price Range	Shares	contractual life	Exercise price
$0.18-$.39	4,476,952	1.68	$0.24
$.40-$.49	13,467,593	2.79	$0.47
$.50-$1.49	2,739,999	1.76	$0.50
$1.50	100,000	0.27	$1.50

Total	20,784,544

During the year ended December 31, 2008, we issued options valued at $247,000 to our Chief Executive Officer.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – STOCK WARRANTS AND OPTIONS – (Continued)

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

The Company’s employee stock option activity is included in the above tables. The activity for the year ended December 31, 2007 includes the expiration of 6,600,000 employee options with an weighted average exercise price of $0.25 and the grant of 6,000,000 options with an exercise price of $0.20. Total outstanding employee options at December 31, 2008 and 2007 were 3,000,000 with an exercise price of $0.20 and a remaining contractual life of 2.74 years. In 2008, all 3,000,000 of these share became vested.

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

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

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN – (Continued)

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

Common shares held by the ESOP as of December 31:

(in thousands)
	2008	2007
Allocated shares	1,613	1,613
Shares released from allocation	0	0
Unreleased (unearned) shares	2,641	2,641

Total ESOP shares	4,254	4,254

The fair value of unreleased (unearned shares) at December 31, 2008 and 2007 (based on closing price of our stock was $26,000 and $128,000.

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the years ended December 31, 2008 and 2007, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period. Our ESOP plan did not have an effect on our calculation of diluted earnings per share for the years ended December 31, 2008 and 2007.

NOTE 7 - SEGMENT INFORMATION

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

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(in thousands)	2008	2007
Cash paid during year ended:
Interest	$-	$92
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of credit facility payable to warrants and
resulting gain on debt relief	$-	$1,539
Issuance of options as compensation	$247	$33
Conversion of note payable and unpaid compensation	$-	$162

NOTE 9 - COMMITMENTS AND CONTINGENCIES

We lease office space under a month-to-month operating lease agreement. Minimum annual operating lease commitments at December 31, 2008 are approximately $3,600. Rent expense for the years ended December 31, 2008 and 2007 totaled approximately $4,000 and $10,566, respectively.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES – (Continued)

We may become involved in various litigation and claims, government investigations and other legal proceedings that arise from time to time in the ordinary course of business. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our financial condition, liquidity and results of operations.

NOTE 10 – FAIR VALUE

On June 28, 2008, the Company adopted the provisions of SFAS No. 157 for all financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2,Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No.157 for all non-financial assets and non-financial liabilities, except for items recognized or disclosed at fair value on a recurring basis. Accordingly, the Company will not apply the provisions of SFAS No. 157 to non-financial assets and non-financial liabilities until the first quarter of fiscal year 2010.

Measurement of Fair Value

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

    Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

    Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 – FAIR VALUE – (Continued)

    Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate the Company's or the counterparty's non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated net loss for the fiscal year ended July 3, 2009.

The fair value of our financial instruments at December 31, 2008 follows:

( in thousands)		Fair Value Measurements at Reporting Date Using
Description	12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signifcant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities	$100	$-	$100	$-

Total	$100	$-	$100	$-

Derivative warrant and conversion liabilities have generally been valued using the Black-Scholes method using as inputs: a) expected life of one-half  to eight  years, b) 0% expected dividend yield, c) 4.83% bond equivalent yield, and d) expected future volatility of 179%.