Form 10-Q
period 2009-03-31
DIGITAL LIFESTYLES GROUP INC
filed 2009-08-28
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________
Commission file number: 0-27828

DIGITAL LIFESTYLES GROUP, INC.
(Name of registrant as specified in its charter)

Delaware	13-3779546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

649 Sparta Highway, Suite 102, Crossville, TN	38555
(Address of principal executive offices)	(Zip Code)

(931) 707-9601
(Registrant's telephone number, including area code)

not applicable
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

Yes [ ] No [√ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [√]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  32,223,975 shares of common stock are issued and outstanding as of August 28, 2009.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this prospectus the terms “Digital Lifestyles", "we"", "our", the "Company" and similar terms refer to Digital Lifestyles Group Inc., a Delaware corporation, and our subsidiaries.  In addition, when used herein and unless specifically set forth to the contrary, “2009” refers to the year ending December 31, 2009 and “2008” refers to the year ended December 31, 2008.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS
	As Of	As Of
	March 31, 2009	December 31, 2008
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$18	$22

TOTAL CURRENT ASSETS	18	22

Total Assets	$18	$22

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,378	$6,378
Liquidated damages payable	2,436	2,436
Accrued expenses	1,010	950
Convertible notes payable, net of debt discount	1,490	1,490

TOTAL CURRENT LIABILITIES	11,314	11,254

Derivitave and warrant liabilities	94	100

Total Liabilities	11,408	11,354

STOCKHOLDERS' (DEFICIT)
Common stock, $.03 par value: 50,000 shares authorized,
33,224 and 33,224 shares issued and outstanding	996	996
Additional paid-in capital	16,348	16,348
Accumulated (deficit)	(22,527)	(22,469)

	(5,183)	(5,125)
Less: Unearned ESOP shares	(6,207)	(6,207)

Total stockholders' (deficit)	(11,390)	(11,332)

Total liabilities and stockholders' (deficit)	$18	$22

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Net sales	$-	$-
Cost of sales	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES	24	66

Operating loss	(24)	(66)

OTHER INCOME (EXPENSE)
Interest expense	(43)	(48)
Change in fair value of derivative and warrant liabilities	6	81
Other, net	3	-

TOTAL OTHER INCOME (EXPENSE)	(34)	33

INCOME (LOSS) BEFORE INCOME TAXES	(58)	(33)

INCOME TAX EXPENSE
Provision for income taxes	-	-

NET INCOME (LOSS)	$(58)	$(33)

Basic income (loss) per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$0.00	$0.00

Weighted average shares of common stock outstanding:
Basic	33,224	33,224
Diluted	33,224	33,224

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
For the Three Months Ended March 31, 2009
(unaudited)
(In thousands)

			Additional	Unearned
	Common Stock		Paid-In	ESOP	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total

Balance, January 1, 2009	33,224	$996	$16,348	$(6,207)	$(22,469)	$(11,332)

Net (Loss)					(58)	(58)

Balance, March 31, 2009	33,224	996	16,348	(6,207)	(22,527)	(11,390)

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net Income	$(58)	$(33)
Adjustments to reconcile net loss to net cash
used by operating activities
Change in fair value of derivative and warrant liabilities	(6)	(81)
Stock and stock rights issued for services	-	43
Accrued expenses	60	38

Net cash used in operating activities	(4)	(33)

Cash flows from financing activities:
Proceeds from convertible note payable, net of issuance costs	-	33

Net cash provided (used) by financing activities	-	33

Net Change in cash and cash equivalents	(4)	-

Cash and cash equivalents, beginning of year	22	-
Cash and cash equivalents, end of year	$18	$-

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

INTERIM INFORMATION

The accompanying interim condensed consolidated financial statements include the accounts of Digital Lifestyles Group, Inc. and its wholly owned subsidiaries and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). We have eliminated all significant intercompany transactions. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of our management, the accompanying financial statements contain all adjustments necessary to present fairly our financial position at March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The accompanying consolidated financial statements include the accounts of Digital Lifestyles Group, Inc. ("Digital" "we," "our," "us," or the "Company") (formerly Northgate Innovations, Inc. or "Northgate") and Digital's wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

As of March 31, 2009, we have no business operations. Currently, we have approximately $11 million in unsecured debt, virtually all of which is past due, and we have insignificant assets. During the fiscal year ended December 31, 2008, we incurred cash costs of approximately $35,000 primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to attempting to negotiate a business combination and bringing the Company current in its SEC filings.

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

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit and all highly liquid investments with original maturities at the date of purchase of less than three months. Cash equivalents consist primarily of cash deposited in money market accounts. Our cash and cash equivalents are on deposit with financial institutions, which deposits at times may exceed federally insured limits.

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

CONCENTRATIONS

There are no financial instruments that potentially subject us to a concentration of credit risk. Due to the shutdown of business operations in the second quarter of 2005, we have insignificant amount of cash and no accounts receivable as of March 31, 2009 and December 31, 2008.

We had a nonexclusive licensing agreement with Microsoft for various operating system and application software for which we were obligated to pay Microsoft a licensing fee. Microsoft terminated this license in April 2005 due to the Company's failure to pay outstanding licensing fees totaling $1,377,895 at March 31, 2009 and December 31, 2008.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

DERIVATIVE FINANCIAL INSTRUMENTS

The Company has historically used derivative instruments to facilitate its financing transactions. Under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain non-employee stock options and warrants (free-standing derivatives) as liabilities. Our derivative financial instruments also consist of embedded and free-standing derivatives related to the Alloy note (see Note 3). The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at March 31, 2009 and December 31, 2008 totaled approximately $94,000 and $100,000, respectively, and are classified as long-term liabilities. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At March 31, 2009 and December 31, 2008 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179% - 364%, risk free interest rate of 2.11% - 4.83%, and expected life of 3-10 years.

For the 3 months ended March 31, 2009 and 2008 the net decrease in the derivative and warrant liabilities were approximately $6,000 and $81,000, respectively, which are recorded as components of other income (expense) in the accompanying consolidated statements of operations.

REVENUE RECOGNITION

We ceased all operations in April 2005 and have no significant current revenues.

STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized in the statement of operations for the three months ended March 31, 2009 and 2008 is based on awards ultimately expected to vest. Compensation expense has been reduced for estimated pre-vesting forfeitures. SFAS No. 123 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 0% of the options issued.

NET (LOSS) PER SHARE

Basic net (loss) per share excludes dilution and is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reported periods. Diluted net (loss) income per share reflects the potential dilution that could occur if other commitments to issue common stock were exercised.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

The assumed effects of the exercise of all potentially dilutive securities at March 31, 2009 and 2008, respectively, and the application of the treasury stock method would have been anti-dilutive. Therefore, there are no differences between basic and diluted per share amounts in the 2009 and 2008 quarterly statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”).  This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements.  This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of SFAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115 (“SFAS 159”).  SFAS 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements.  We are continuing to evaluate the desirability of adopting SFAS 159.  SFAS 159 was effective for fiscal years beginning after November 15, 2007 and will be applied prospectively if and when adopted.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” (“SFAS 141(R)”) and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”).  These standards were designed to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  SFAS 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  SFAS 160 also eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  SFAS 141(R) and SFAS 160 became effective for fiscal years beginning after December 15, 2008.  The adoption of these pronouncements did not have a material impact on the Company's financial position or results of operations.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

In April 2008, the FASB issued EITF 07-5, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-5”). EITF 07-5 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in Paragraph 11(a) of SFAS 133. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management does not believe that the implementation of this standard will have a significant impact on the financial statements of the Company.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

The Company’s obligations under convertible notes payable, substantially all of which are in default, are summarized as follows at March 31, 2009 and December 31, 2008:
	March 31,	December 31,
	2009	2008
Convertible note payable to a third party with an interest rate of 7% per annum, due September 19, 2006, net of unamortized
debt discount of $0	$500,000	$500,000

Convertible note payable to a third party with an interest rate of 7% per annum, due October 27, 2006, net of unamortized
debt discount of $0	50,000	$50,000

Convertible line of credit note payable to a third party with an interest rate
of 7.5% per annum, due April 23, 2008	339,850	339,850

Convertible note payable to Alloy, payable upon demand	600,000	600,000

	$1,489,850	$1,489,850

The Company's convertible notes payable obligate the Company to file and maintain a registration statement for the shares underlying the conversion options. The Company has failed in the performance of this obligation. Terms of certain of the notes require the payment of liquidated damages during the period that the Company fails to maintain the effectiveness of its registration statement. Accordingly, in 2006 the Company, under provisions of EITF 00-19, accrued liquidated damages of about $2,436,000 through June 2009 for this failure.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 – STOCK WARRANTS AND OPTIONS

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

A summary of our stock option and warrant activity, and related information for the three months ended March 31, 2009 follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, beginning of year	20,784,544	$0.43
Granted	-	-
Exercised	-	-
Expired/cancelled	(200,000)	0.50

Outstanding and exercisable, end of year	20,584,544	$0.41

Exercisable, end of year	20,584,544	$0.41

During the three months ended March 31, 2008, we expensed $43,000 representing the value of options issued in 2008 and vested in 2009 to our Chief Executive Officer.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 – STOCK WARRANTS AND OPTIONS  - (Continued)

The following table summarizes our stock options outstanding at March 31, 2009:

		Weighted-
		average	Weighted-
		remaining	average
Exercise Price Range	Shares	contractual life	Exercise price
$0.18-$.39	4,476,952	1.68	$0.24
$.40-$.49	13,467,593	2.54	$0.47
$.50-$1.49	2,539,999	1.51	$0.50
$1.50	100,000	0.02	$1.50

Total	20,584,544

During the year ended December 31, 2008, we issued options valued at $247,000 to our Chief Executive Officer.

NOTE 5 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	March 31,	March 31,
(in thousands)	2009	2008
Cash paid during the quarter ended:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of options as compensation	$-	$43

NOTE 6 - COMMITMENTS AND CONTINGENCIES

We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. In connection with certain of our debts, management agreements and stock purchase agreements, have indemnified lenders, buyers and others for certain claims arising from our breach of representations and warranties contained in the corresponding agreements. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 - COMMITMENTS AND CONTINGENCIES – (Continued)

We may become involved in various litigation and claims, government investigations and other legal proceedings that arise from time to time in the ordinary course of business. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our financial condition, liquidity and results of operations.

NOTE 7 – FAIR VALUE

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

NOTE 7 – FAIR VALUE – (Continued)

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

The fair value of our financial instruments at March 31, 2009 follows:

(in thousands)		Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 2)

Derivative securities	$94	$-	$94	$-

Derivative warrant and conversion liabilities have generally been valued using the Black-Scholes method using as inputs: a) expected life of one-half to eight years, b) 0% expected dividend yield, c) 4.83% bond equivalent yield, and d) expected future volatility of 179%.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three months ended March 31, 2009 and 2008 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections appearing in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We do not currently engage in any business activities and do not have any cash resources. As such, the costs of investigating and analyzing business combinations will be paid through either funds advanced by Mr. Ken Page, our sole officer and director, or funds borrowed from his father, an existing debt holder of our company.  We also anticipate incurring costs related to the filing of quarterly, annual and other reports with the Securities and Exchange Commission and costs relating to consummating an acquisition.  We do not have any firm commitments, however, for the provision of any additional capital to our company to fund these costs.

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

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Net sales

For each of the 2009 and 2008 periods we had no revenues from operations which reflects an April 2005 decision by our then management to discontinue all revenue producing operations.

Operating expenses

Our operating expenses include rent, insurance, payroll and professional fees.  Operating expenses decreased approximately 64% for first quarter of 2009 as compared to the first quarter of 2008.  In the 2008 period our operating expenses included approximately $42,000 related to the value of compensatory options granted during that period for which there was no comparable expense in the 2009 period.

Total other income (expense)

Interest expense decreased approximately 10% for the first quarter of 2009 as compared to the first quarter of 2008 which reflects the reclassification of certain debt to equity.

Other income in the 2009 period, net includes royalties received for the use of our name under a marketing and license agreement which expired in January 2009 for which there was no comparable income in the 2008 period.

Liquidity and Capital Resources

As of March 31, 2009, we had approximately $18,000 in cash and a working capital deficit of approximately $11.3 million.  At March 31, 2009 we had no assets other than cash and approximately $11.4 million of liabilities, all of which were past due, and we do not have the funds necessary to settle these obligations.  Included in our liabilities at March 31, 2009 are the following:

•           approximately $6.4 million of accounts payable which represents obligations to various vendors including approximately $1 million due Advanced Micro Devices, approximately $1.2 million due American Express and approximately $1.3 due Microsoft Licensing, Inc.,

•           approximately $2.436 million of liquidated damages due Laurus and Alloy Marketing and Promotions,

•           approximately $1 million of accrued expenses which represents approximately $554,000 of interest on the convertible notes, unpaid payroll taxes of approximately $10,000, approximately $108,000 of accrued wages, approximately $31,000 of accrued royalties and other accrued expenses,

•           approximately $380,000 of principal and accrued interest due Mr. Dan Page, a principal shareholder and the father of our CEO, under the terms of 7.5% convertible promissory notes,

•           approximately $1.5 million principal amount of convertible notes payable are described below under “Past Due Notes”, and

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

Cash Flow from Operating Activities

For the first quarter of 2009, net cash used by operating activities was approximately $4,000 as compared to approximately $33,000 in the first quarter of 2008.  In the first quarter of 2009, we offset our loss from operations with an increase in accrued expenses and a reduction in our derivative liabilities.  In the first quarter of 2008, we offset our loss with an increase in accrued expenses and we had a non-cash expense of approximately $43,000 for stock option compensation.

Cash Flow from Financing Activities

In the first quarter of 2008 we received approximately $33,000 from the proceeds on notes payable for which there were no comparable transactions during the first quarter of 2009.

Past Due Notes at March 31, 2009

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at March 31, 2009 we have accrued liquidated damages in the amount of $351,000 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 15% per annum, with a late payment fee of 6% per month.  At March 31, 2009 we owed Alloy an aggregate of approximately $843,000 under this note, which includes principal, accrued but unpaid interest and late fees;

•           $500,000 principal amount due Mr. L.E. Smith under the terms of a convertible promissory note issued in September 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in September 2006.  This note is in default.  At March 31, 2009 we owed Mr. Smith an aggregate of approximately $618,000 under this note, which includes principal and accrued but unpaid interest; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.  At March 31, 2009 we owed Mr. Wood an aggregate of approximately $67,000 under this note, which includes principal and accrued but unpaid interest.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115 (“SFAS 159”).  SFAS 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements.  We are continuing to evaluate the desirability of adopting SFAS 159.  SFAS 159 was effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  We elected not to adopt SFAS 159.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted.  EITF Issue No. 07-05 did not have a significant impact on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures. The material weakness identified was that our accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Inadequate levels of accounting personnel have also caused us difficulty in filing our quarterly and annual reports with the Securities and Exchange Commission within the required time frame.  Due to this material weakness, in preparing our financial statements for the period ended March 31, 2009 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  We do not expect our disclosure controls and procedures to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls and procedures will be adequate in future periods.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL LIFESTYLES GROUP, INC.

August 28, 2009	By:	/s/ Ken Page
Ken Page Chief Executive Officer, principal financial and accounting officer