Form 10-Q
period 2009-06-30
DIGITAL LIFESTYLES GROUP INC
filed 2009-09-01
CIK 942650

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes [ ] No [√]
Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  32,223,975 shares of common stock are issued and outstanding as of August 31, 2009.

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

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS
	As Of	As Of
	June 30, 2009	December 31, 2008
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$10	$22

TOTAL CURRENT ASSETS	10	22

Total Assets	$10	$22

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,378	$6,378
Liquidated damages payable	2,436	2,436
Accrued expenses	1,069	950
Convertible notes payable, net of debt discount	1,500	1,490

TOTAL CURRENT LIABILITIES	11,383	11,254

Derivitave and warrant liabilities	200	100

Total Liabilities	11,583	11,354

STOCKHOLDERS' (DEFICIT)
Common stock, $.03 par value: 50,000 shares authorized,
33,224 and 33,224 shares issued and outstanding	996	996
Additional paid-in capital	16,348	16,348
Accumulated (deficit)	(22,710)	(22,469)

	(5,366)	(5,125)
Less: Unearned ESOP shares	(6,207)	(6,207)

Total stockholders' (deficit)	(11,573)	(11,332)

Total liabilities and stockholders' (deficit)	$10	$22

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES	37	169	61	235

Operating loss	(37)	(169)	(61)	(235)

OTHER INCOME (EXPENSE)
Interest expense	(43)	(48)	(86)	(96)
Gain on debt relief	-	10	-	10
Change in fair value of derivative
and warrant liabilities	(106)	13	(100)	94
Other, net	3	36	6	36

TOTAL OTHER
INCOME (EXPENSE)	(146)	11	(180)	44

(LOSS) BEFORE INCOME TAXES	(183)	(158)	(241)	(191)

INCOME TAX EXPENSE
Provision for income taxes	-	-	-	-

NET (LOSS)	$(183)	$(158)	$(241)	$(191)

Basic and diluted (loss) per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding:
Basic and diluted	33,224	33,224	33,224	33,224

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
(unaudited)
(In thousands)

			Additional	Unearned
	Common Stock		Paid-In	ESOP	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total

Balance, January 1, 2009	33,224	$996	$16,348	$(6,207)	$(22,469)	$(11,332)

Net (Loss)	-	-	-	-	(241)	(241)

Balance, June 30, 2009	33,224	$996	$16,348	(6,207)	$(22,710)	$(11,573)

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)
	For the Six Months Ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net (Loss)	$(241)	$(191)
Adjustments to reconcile net (loss) to net cash
used by operating activities
Change in fair value of derivative and warrant liabilities	100	(94)
Gain on debt relief	-	(10)
Stock and stock rights issued for services	-	167
Accounts payable	-	(2)
Accrued expenses	119	98

Net cash used in operating activities	(22)	(32)

Cash flows from financing activities:
Proceeds from convertible note payable, net of issuance costs	10	38

Net cash provided (used) by financing activities	10	38

Net Change in cash and cash equivalents	(12)	6

Cash and cash equivalents, beginning of year	22	-
Cash and cash equivalents, end of year	$10	$6

See accompanying notes to consolidated financial statements

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009

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

In the opinion of our management, the accompanying financial statements contain all adjustments necessary to present fairly our financial position at June 30, 2009, and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The accompanying consolidated financial statements include the accounts of Digital Lifestyles Group, Inc. ("Digital" "we," "our," "us," or the "Company") (formerly Northgate Innovations, Inc. or "Northgate") and Digital's wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

As of June 30, 2009, we have no business operations. Currently, we have approximately $11.6 million in unsecured debt, virtually all of which is past due, and we have insignificant assets. During the fiscal year ended December 31, 2008, we incurred cash costs of approximately $35,000 primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to attempting to negotiate a business combination and bringing the Company current in its SEC filings.

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

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, cash on deposit and all highly liquid investments with original maturities at the date of purchase of less than three months. Cash equivalents consist primarily of cash deposited in money market accounts. Our cash and cash equivalents are on deposit with financial institutions, and at times, may exceed federally insured limits.

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

CONCENTRATIONS

There are no financial instruments that potentially subject us to a concentration of credit risk. Due to the shutdown of business operations in the second quarter of 2005, we have an insignificant amount of cash and no accounts receivable as of June 30, 2009 and December 31, 2008.

We had a nonexclusive licensing agreement with Microsoft for various operating system and application software for which we were obligated to pay Microsoft a licensing fee. Microsoft terminated this license in April 2005 due to the Company's failure to pay outstanding licensing fees totaling $1,377,895 at June 30, 2009 and December 31, 2008.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

DERIVATIVE FINANCIAL INSTRUMENTS

The Company has historically used derivative instruments to facilitate its financing transactions. Under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain non-employee stock options and warrants (free-standing derivatives) as liabilities. Our derivative financial instruments also consist of embedded and free-standing derivatives related to the Alloy note (see Note 3). The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at June 30, 2009 and December 31, 2008 totaled approximately $200,000 and $100,000, respectively, and are classified as long-term liabilities. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At June 30, 2009 and December 31, 2008 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179% , risk free interest rate of 2.11% - 4.83%, and expected life of 1-7 years.

For the six months ended June 30, 2009 the net increase (decrease) in the derivative and warrant liabilities was approximately $100,000. For the six months ended June 30, 2008 the net increase (decrease) in the derivative and warrant liabilities was approximately ($94,000) both of which are recorded as components of other income (expense) in the accompanying consolidated statements of operations.

REVENUE RECOGNITION

We ceased all operations in April 2005 and have no significant current revenues.

STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statement of operations for the six months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest. Compensation expense has been reduced for estimated pre-vesting forfeitures. SFAS No. 123 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 0% of the options issued.

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

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

The assumed effects of the exercise of all potentially dilutive securities at June 30, 2009 and 2008, respectively, and the application of the treasury stock method would have been anti-dilutive. Therefore, there are no differences between basic and diluted per share amounts in the 2009 and 2008 quarterly statements of operations.

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

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The Company evaluated subsequent events for recognition or disclosure through August 31, 2009, which is the date the financial statements were issued.

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - CONVERTIBLE NOTES PAYABLE

The Company’s obligations under convertible notes payable, substantially all of which are in default, are summarized as follows at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
Convertible note payable to a third party with an interest rate of 7% per annum, due September 19, 2006, net of unamortized
debt discount of $0	$500,000	$500,000

Convertible note payable to a third party with an interest rate of 7% per annum, due October 27, 2006, net of unamortized
debt discount of $0	50,000	$50,000

Convertible line of credit note payable to a third party with an interest rate
of 7.5% per annum, amended due date December 2009	349,850	339,850

Convertible note payable to Alloy, payable upon demand	600,000	600,000

	$1,499,850	$1,489,850

The Company's convertible notes payable obligate the Company to file and maintain a registrationstatement for the shares underlying the conversion options. The Company has failed in the performance of this obligation. Terms of certain of the notes require the payment of liquidated damages during the period that the Company fails to maintain the effectiveness of its registration statement. Accordingly, the Company has, under provisions of EITF 00-19, accrued liquidated damages of $2,436,000 through June 2009 for this failure.

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

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 – STOCK WARRANTS AND OPTIONS – (Continued)

A summary of our stock option and warrant activity, and related information for the six months ended June 30, 2009 follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, beginning of year	20,784,544	$0.43
Granted	-	-
Exercised	-	-
Expired/cancelled	(893,333)	0.60

Outstanding and exercisable, end of year	19,891,211	$0.41

Exercisable, end of year	19,891,211	$0.41

During the six months ended June 30, 2008, we expensed $167,000 representing the value of options issued in 2008 and vested in 2009 to our Chief Executive Officer.

The following table summarizes our stock options outstanding at June 30, 2009:

		Weighted-
		average	Weighted-
		remaining	average
Exercise Price Range	Shares	contractual life	Exercise price
$0.18-$0.39	4,476,952	1.68	0.24
$0.40-$0.49	13,467,593	2.54	0.47
$0.50-$1.49	1,946,666	1.51	0.50

Total	19,891,211

NOTE 5 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	June 30	June 30
(in thousands)	2009	2008
Cash paid during year ended:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of options as compensation	$-	$167

DIGITAL LIFESTYLES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. We indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. In connection with certain of our debts, management agreements and stock purchase agreements, we have indemnified lenders, buyers and others for certain claims arising from our breach of representations and warranties contained in the corresponding agreements. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

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

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate the Company's or the counterparty's non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

The fair value of our financial instruments at June 30, 2009 follows:

(in thousands)		Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 2)

Derivative securities	$200	$-	$200	$-

Derivative warrant and conversion liabilities have generally been valued using the Black-Scholes method using as inputs: a) expected life of one-half to eight years, b) 0% expected dividend yield, c) 4.83% bond equivalent yield, and d) expected future volatility of 179%.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three months and six months ended June 30, 2009 and 2008 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections appearing in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations

Three months and six months ended June 30, 2009 compared to three months and six months ended June 30, 2008

Net sales

For each of the 2009 and 2008 periods we had no revenues from operations which reflects an April 2005 decision by our then management to discontinue all revenue producing operations.

Operating expenses

Our operating expenses include rent, insurance, payroll and professional fees.  Operating expenses decreased approximately 78% and approximately 74% for three and six months ended June 30 2009, respectively, as compared to comparable periods in 2008.  In the three and six months ended 2008 period our operating expenses included approximately $166,000 related to the value of compensatory options vesting during that period for which there was no comparable expense in the 2009 period.

Total other income (expense)

During each of the three months and six months ended June 30, 2009 our interest expense decreased approximately 10% from the comparable period in 2008 which reflects the reclassification of certain debt to equity.

During the three and six months ended June 30, 2008 we recognized a one-time $10,000 gain on relief of debt for which there were no comparable events in the 2009 periods.

Change in fair value of derivative and warrant liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities associated with the various outstanding warrants primarily as a result of the application of EITF Issue No. 00-19 to our financial statements.  The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date amounted to a decrease of approximately $106,000 and approximately $100,000 for the three and six months ended June 30, 2009, respectively, as compared to an increase of approximately $13,000 and approximately $94,000, respectively, for the comparable periods in 2008. While these are non-cash items, the application of EITF 00-19 has a significant impact on our financial statements.

Other income totaling approximately $6,000, net,  in the 2009 periods, is primarily attributable to royalties received for the use of our name under a marketing and license agreement which expired in January 2009.  During the six months ended June 30, 2008, we had received approximately $36,000 from a marketing and licensing agreement for which there was no comparable income in the 2009 periods.

Liquidity and Capital Resources

As of June 30, 2009, we had approximately $10,000 in cash and a working capital deficit of approximately $11.6 million.  At June 30, 2009 we had no assets other than cash and approximately $11.6 million of liabilities, of which all but approximately $396,000 are past due, and we do not have the funds necessary to settle these obligations.  Included in our liabilities at June 30, 2009 are the following:

•           approximately $6.4 million of accounts payable which represents obligations to various vendors including approximately $1 million due Advanced Micro Devices, approximately $1.2 million due American Express and approximately $1.3 due Microsoft Licensing, Inc.,

•           approximately $2.436 million of liquidated damages due Laurus and Alloy Marketing and Promotions,

•           approximately $1.1 million of accrued expenses which represents approximately $596,000 of interest on the convertible notes, approximately $308,000 of accrued payables, approximately $125,000 of accrued wages, approximately $31,000 of accrued royalties, and unpaid payroll taxes of approximately $10,000,

•           approximately $396,000 of principal and accrued interest due Mr. Dan Page, a principal shareholder and the father of our CEO, under the terms of 7.5% convertible promissory notes which are due on December 31, 2009,

•           approximately $1.5 million principal amount of convertible notes payable are described below under “Past Due Notes”, and

•           approximately $200,000 of non-cash derivative and warrant liabilities.

Our yearly cash overhead costs are approximately $134,000, which include rent, utilities, employee compensation, costs to maintain the company as a public entity including legal, accounting and EDGAR filing fees and professional expenses associated with our search for a suitable business combination.  We do not have any internal or external sources of capital and are dependent upon advances from our sole officer and director or his father, Mr. Dan Page, an existing debt holder, for funds necessary to pay our operating expenses.  Effective May 2009 Mr. Dan Page amended his existing convertible notes with our company to increase our borrowing ability by an additional $50,000 to a total of $400,000 and extended the due dates of the notes to December 31, 2009.  As of the date of this report we owe Mr. Page approximately $379,000 in principal under these notes.  Our ability to continue our company in the next 12 months depends on our continued ability to obtain sources of capital to fund our continuing operations and to seek out potential merger and acquisition partners.  There are no assurances, however, that either party will advance any funds to us as needed.  If we are not able to access capital as necessary it is possible we will be unable to close an acquisition which will provide operating revenues to our company.  In that event, the likelihood that we can continue as a going concern is doubtful and investors could lose their entire investment in our company.

Cash Flow from Operating Activities

For the six months ended June 30, 2009, net cash used by operating activities was approximately $22,000 as compared to approximately $32,000 in the six months ended June 30, 2008.  In the period 2009, we offset our loss from operations with increases in accrued expenses and derivative liabilities.  In the period 2008, we offset our loss with an increase in accrued expenses and stock compensation expense.  These increases were offset by a decrease in our derivative liabilities, a one-time gain on debt relieve and a decrease in our accounts payable..

Cash Flow from Financing Activities

In the six months ended June 30, 2008 we received approximately $10,000 from the proceeds on notes payable as compared to approximately $38,000 during the 2009 period.

Past Due Notes at June 30, 2009

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at June 30, 2009 we have accrued liquidated damages in the amount of $351,000 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 15% per annum, with a late payment fee of 6% per month.  At June 30, 2009 we owed Alloy an aggregate of approximately $870,000 under this note, which includes principal, accrued but unpaid interest and late fees;

•           $500,000 principal amount due Mr. L.E. Smith under the terms of a convertible promissory note issued in September 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in September 2006.  This note is in default.  At June 30, 2009 we owed Mr. Smith an aggregate of approximately $627,000 under this note, which includes principal and accrued but unpaid interest; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.  At June 30, 2009 we owed Mr. Wood an aggregate of approximately $68,000 under this note, which includes principal and accrued but unpaid interest.

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

        In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF Issue No. 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted.  EITF Issue No. 07-5 did not have a significant impact on our financial statements.

        In May 2009, the FASB issued Statement No. 165, "Subsequent Events" which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The Company evaluated subsequent events for recognition or disclosure through August 31, 2009, which is the date the financial statements were issued.

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

Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures. The material weakness identified was that our accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Inadequate levels of accounting personnel have also caused us difficulty in filing our quarterly and annual reports with the Securities and Exchange Commission within the required time frame.  Due to this material weakness, in preparing our financial statements for the period ended June 30, 2009 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  We do not expect our disclosure controls and procedures to be effective until such time as we complete an acquisition of an operating company and even then there are no assurances that our disclosure controls and procedures will be adequate in future periods.

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

DIGITAL LIFESTYLES GROUP, INC.

August 31, 2009	By:	/s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer