Form 10-Q
period 2009-09-30
TN-K ENERGY GROUP INC.
filed 2009-11-16
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 0-27828

TN-K ENERGY GROUP INC.
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

Yes [√] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [√]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  36,420,129 shares of common stock are issued and outstanding as of November 13, 2009.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to satisfy our obligations, our ability to generate revenues and pay our operating expenses, our ability to raise capital as necessary, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors".  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this prospectus the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc., and our subsidiaries.  In addition, when used herein and unless specifically set forth to the contrary, “2009” refers to the year ending December 31, 2009 and “2008” refers to the year ended December 31, 2008.

PART 1 - FINANCIAL INFORMATION

Item 1.        Financial Statements.

TN-K ENERGY GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	September 30, 2009	December 31, 2008
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9	$22

TOTAL CURRENT ASSETS	9	22

Total Assets	$9	$22

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,378	$6,378
Liquidated damages payable	2,662	2,436
Accrued expenses	999	950
Convertible notes payable, net of debt discount	1,539	1,490

TOTAL CURRENT LIABILITIES	11,578	11,254

Derivitave and warrant liabilities	3,275	100

Total Liabilities	14,853	11,354

STOCKHOLDERS' (DEFICIT)
Common stock, $.03 par value: 100,000 shares authorized,
33,224 and 33,224 shares issued and outstanding	996	996
Additional paid-in capital	16,561	16,348
Unearned compensation	(26)
Accumulated (deficit)	(26,168)	(22,469)

	(8,637)	(5,125)
Less: Unearned ESOP shares	(6,207)	(6,207)

Total stockholders' (deficit)	(14,844)	(11,332)

Total liabilities and stockholders' (deficit)	$9	$22

See accompanying notes to consolidated financial statements

TN-K ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES	113	132	175	347

Operating loss	(113)	(132)	(175)	(347)

OTHER INCOME (EXPENSE)
Interest expense	(44)	(48)	(129)	(145)
Gain on debt relief	-	-	-	10
Liquidated damages	(226)		(226)
Change in fair value of derivative
and warrant liabilities	(3,075)	152	(3,175)	246
Other, net	-	17	6	63

TOTAL OTHER
INCOME (EXPENSE)	(3,345)	121	(3,524)	174

(LOSS) BEFORE INCOME TAXES	(3,458)	(11)	(3,699)	(173)

INCOME TAX EXPENSE
Provision for income taxes	-	-	-	-

NET (LOSS)	$(3,458)	$(11)	$(3,699)	$(178)

Basic and diluted (loss) per share	$(0.10)	$(0.00)	$(0.11)	$(0.01)

Weighted average shares of common stock outstanding:
Basic and diluted	33,224	33,224	33,224	33,224

See accompanying notes to consolidated financial statements

TN-K ENERGY GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
(unaudited)
(In thousands)

			Additional	Unearned
	Common Stock		Paid-In	ESOP	Unearned	Accumulated
	Shares	Amount	Capital	Shares	Compensation	Deficit	Total

Balance, January 1, 2009	33,224	$996	$16,348	$(6,207)	$-	$(22,469)	$(11,332)

Issuance of options	-	-	165	-	(26)	-	139

Contribution of capital	-	-	48	-	-	-	48

Net (Loss)	-	-	-	-	-	(3,699)	(3,699)

Balance, September 30, 2009	33,224	$996	$16,561	(6,207)	(26)	$(26,168)	$(14,844)

See accompanying notes to consolidated financial statements

TN-K ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net (Loss)	$(3,699)	$(182)
Adjustments to reconcile net (loss) to net cash
used by operating activities
Change in fair value of derivative and warrant liabilities	3,175	(246)
Gain on debt relief	-	(10)
Stock and stock rights issued for services	213	249
Liquidated damages accrued	226	-
Accounts payable	-	(2)
Accrued expenses	49	162

Net cash used in operating activities	(36)	(29)

Cash flows from financing activities:
Increase in unearned compensation	(26)	-
Proceeds from convertible note payable, net of issuance costs	49	38

Net cash provided (used) by financing activities	23	38

Net Change in cash and cash equivalents	(13)	9

Cash and cash equivalents, beginning of year	22	-
Cash and cash equivalents, end of year	$9	$9

See accompanying notes to consolidated financial statements

TN-K ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

INTERIM INFORMATION

The accompanying interim consolidated financial statements include the accounts of TN-K Energy Group Inc. and its wholly owned subsidiaries and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). We have eliminated all significant intercompany transactions. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America pursuant to such regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of our management, the accompanying financial statements contain all adjustments necessary to present fairly our financial position at September 30, 2009, and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The accompanying consolidated financial statements include the accounts of TN-K Energy Group Inc. ("TN-K" "we," "our," "us," or the "Company") (formerly Digital Lifestyles Group, Inc.) and TN-K's wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

As of September 30, 2009, we had no business operations. As discussed in Note 8, we entered into the energy industry in October 2009 through the leasing of acreage in Tennessee and Kentucky. It is our intent to expand our operations to include the sale of oil and natural gases. As of September 30, 2009, we had approximately $15 million in unsecured debt, virtually all of which is past due, and we have insignificant assets. During the fiscal year ended December 31, 2008, we incurred cash costs of approximately $35,000 primarily related to operating costs, such as rent for office space, utilities, employee compensation, costs of maintaining the business as a public entity, professional expenses (including legal and accounting fees) related to attempting to negotiate a business combination and bringing the Company current in its SEC filings.

We currently have capital resources sufficient to meet our current operating and capital needs.  Additionally, we have announced the acquisition of oil and gas properties in our Form 8-K filing on November 11, 2009. As a result of this acquisition, we expect to cash flow in a sufficiency to meet our immediate working capital needs for the foreseeable future. We may depend upon our ability to arrange for additional debt or equity financing to meet our liquidity requirements. We currently have a severe shortage of capital, significant debt, and are under default under existing credit and loan agreements, and

TN-K ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

we may not be able to arrange for debt or equity financing from third parties on favorable terms, or at all. As disclosed in Note 8, we have exited the shell status and started our operations in the energy sector, changed our name and raised $51,000 in capital. We believe these actions will further facilitate our efforts to develop our business and generate sufficient revenues to fund operations.

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

CONCENTRATIONS

There are no financial instruments that potentially subject us to a concentration of credit risk.  Pending the determination of the actual cash flows from our November 7, 2009 acquisition, we have insignificant amount of cash and no accounts receivable as of September 30, 2009 and December 31, 2008.

TN-K ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

DERIVATIVE FINANCIAL INSTRUMENTS

The Company has historically used derivative instruments to facilitate its financing transactions. Under the provisions  ASC 815 the Company is required to classify certain non-employee stock options and warrants (free-standing derivatives) as liabilities. Our derivative financial instruments also consist of embedded and free-standing derivatives related to the Alloy note (see Note 3). The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at September 30, 2009 and December 31, 2008 totaled approximately $3,275,000 and $100,000, respectively, and are classified as long-term liabilities. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At September 30, 2009 and December 31, 2008 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179%, risk free interest rate of 2.11% - 4.83%, and expected life of 1-7 years.

For the nine months ended September 30, 2009 the net increase in the derivative and warrant liabilities was approximately $3,175,000. For the nine months ended September 30, 2008 the net decrease in the derivative and warrant liabilities was approximately $246,000, both of which are recorded as components of other income (expense) in the accompanying consolidated statements of operations.

REVENUE RECOGNITION

We ceased all previous operations in April 2005 and had no significant  revenues through September 30, 2009. As disclosed in Note 8, in October 2009 we started operations in the energy industry and we anticipate that we will retain a 25% working interest in each well drilled. It is our intention to sell the remaining 60% interest, after paying a royalty, to one or more third parties.

STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized in the statement of operations for the nine months ended September 30, 2009 and 2008 is based on awards ultimately expected to vest. Compensation expense has been reduced for estimated pre-vesting forfeitures.  ASC 718  requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 0% of the options issued.

NET (LOSS) PER SHARE

Basic net (loss) per share excludes dilution and is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reported periods. Diluted net (loss)

TN-K ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

income per share reflects the potential dilution that could occur if other commitments to issue common stock were exercised.

The assumed effects of the exercise of all potentially dilutive securities at September 30, 2009 and 2008, respectively, and the application of the treasury stock method would have been anti-dilutive. Therefore, there are no differences between basic and diluted per share amounts in the 2009 and 2008 quarterly statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168.  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which was primarily codified into ASC Topic 820. This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of ASC 820 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115 (“SFAS 159”), which was primarily codified into Topic 825. SFAS 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. We are continuing to evaluate the desirability of adopting SFAS 159. SFAS 159 was

TN-K ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company has elected not to adopt SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which was primarily codified into Topic 805 “Business Combinations” in the ASC, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”), which was primarily codified into Topic 810 “Consolidations” in the ASC. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable We expect ASC 810 will have an impact on our accounting for future business combinations once adopted, but the effect will depend on the terms of such future transactions. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141R will impact the valuation of business acquisitions made in 2009 and forward.  The Company adopted SFAS No. 160 on July 1, 2009. As a result, implementation of SFAS No. 160 had no impact on the Company’s condensed consolidated financial statements.  The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), now codified under ASC Topic No. 815. This literature provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our convertible senior notes. This new guidance requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from previous accounting literature for derivative instruments and hedging activities as codified primarily under ASC Topic No. 815. Although this new guidance is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

FASB Staff Position (FSP) “SFAS 142-3, Determination of the Useful Life of Intangible Assets,” which was primarily codified into Topic 350, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The FSP provides that in addition to considering the entity specific factors in paragraph 11 of Statement No.

TN-K ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

142, an entity shall consider its own historical experience in renewing or extending similar arrangements. Alternatively, if an entity lacks historical experience, it shall consider the assumptions a market participant would use consistent with the highest and best use of the asset, adjusted for the entity specific factors in paragraph 11 of Statement No. 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of this FSP had no material impact on our results of operations or financial position.

FSP EITF 03-6-1, which was primarily codified into Topic 260, is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. This FSP requires share based compensation awards that qualify as participating securities to be included in basic EPS using the two-class method. A share based compensation award is considered a participating security if it receives non-forfeitable dividends. A non-forfeitable dividend would be a dividend that the participant receives before the award is vested and if the participant forfeits the actual shares awarded the dividends he/she has received do not have to be paid back to the company. This guidance was adopted in the first quarter and has been applied to all periods shown. See Note 7 for further discussion.

TN-K ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

In May 2009, the FASB issued Statement No. 165, "Subsequent Events," which was primarily codified into ASC Topic 825, establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company evaluated subsequent events for recognition or disclosure through November 16, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued Statement No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140." This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 16, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating this standard but does not expect the impact of adoption to be material to the results of operations or financial position of the Company.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

The Company’s obligations under convertible notes payable, substantially all of which are in default, are summarized as follows at September 30, 2009 and December 31, 2008:

TN-K ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - CONVERTIBLE NOTES PAYABLE – (continued)

	September 30,	December 31,
	2009	2008
Convertible note payable to a third party with an interest rate of 7% per annum, due September 19, 2006, net of unamortized
debt discount of $0	$500,000	$500,000

Convertible note payable to a third party with an interest rate of 7% per annum, due October 27, 2006, net of unamortized
debt discount of $0	50,000	$50,000

Convertible line of credit note payable to a third party with an interest rate
of 7.5% per annum, amended due date December 2009	388,750	339,850

Convertible note payable to Alloy, payable upon demand	600,000	600,000

	$1,538,750	$1,489,850

The Company's convertible notes payable obligate the Company to file and maintain a registration statement for the shares underlying the conversion options. The Company has failed in the performance of this obligation. Terms of certain of the notes require the payment of liquidated damages during the period that the Company fails to maintain the effectiveness of its registration statement. Accordingly, in 2006 the Company, under provisions of  ASC 815 accrued liquidated damages of about $2,436,000 through June 30 2009 for this failure. We have provided for an additional accrual of $226,000 for the continuing effects through November 2009 for our failure to file and maintain an effective registration statement.

NOTE 4 – STOCK WARRANTS AND OPTIONS

Stock Option Plan

In September 2009, our board of directors approved the 2009 Equity Compensation Plan. Terms and conditions of our equity plans, including exercise price and the period in which options are exercisable, generally are at the discretion of our board of directors; however, no options are exercisable for more than 10 years after the date of grant. The total number of shares of common stock reserved and available for issuance under the plan is 4,800,000 shares.

A summary of our stock option and warrant activity, and related information for the nine months ended September 30, 2009 follows:

TN-K ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 – STOCK WARRANTS AND OPTIONS – (continued)

		Weighted
		Average
	Shares	Exercise Price
Outstanding, beginning of year	20,784,544	$0.43
Granted	771,333	0.21
Exercised	-	-
Expired/cancelled	(1,193,333)	0.54

Outstanding and exercisable,
at September 30, 2009	20,362,544	$0.41

Exercisable at September 30, 2009	20,252,544	$0.41

The following table summarizes our stock options outstanding at September 30, 2009:

		Weighted-
		average	Weighted-
		remaining	average
Exercise Price Range	Shares	contractual life	Exercise price
$0.12-$.20	3,321,277	1.29	$0.19
$.25-$.35	1,727,008	0.31	$4.26
$.40-$.48	13,467,593	0.47	2.04
$.50-$.56	1,846,666	0.50	$1.62

Total	20,362,544

During the nine months ended September 30, 2009, we expensed $2,400 representing the value of options vested to our Chief Executive Officer. In addition, we converted accrued unpaid wages to our Chief Executive Officer totaling $141,000 for options to purchase 388,000 shares of common stock with an exercise price of $.25 per share over a five year period. We also granted our director options to purchase 180,000 shares of our common stock with an exercise price of $.12 per share and recorded compensation expense of $43,189 for his services.

TN-K ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	September 30	September 30
(in thousands)	2009	2008
Cash paid during year ended:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of options as compensation	$186	$246

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – FAIR VALUE

On June 28, 2008, the Company adopted the provisions of  ACS 820 for all financial assets and financial liabilities.  ACS 820, defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements.  ACS 820 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements.

Measurement of Fair Value

 ACS 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

TN-K ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 – FAIR VALUE – (continued)

Fair Value Hierarchy

ASC 820 establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

The fair value of our financial instruments at September 30, 2009 follows:

(in thousands)	Fair Value Measurements at Reporting Date Using

Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 2)

Derivative securities	$3,275	$-	$3,275	$-

Derivative warrant and conversion liabilities have generally been valued using the Black-Scholes method using as inputs: a) expected life of one-half to eight years, b) 0% expected dividend yield, c) 4.83% bond equivalent yield, and d) expected future volatility of 179%.

TN-K ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 – SUBSEQUENT EVENTS

In October 2009, the Company began operations in the energy industry by entering into two lease agreements covering a total of 43 acres in Kentucky and Tennessee. Under the terms of the lease for the Tennessee Property, we are required to commence drilling operations on the leased property within one year of the lease date.  Assuming that we comply with that requirement, the term of the lease renews on an annual basis so long as we are producing oil and/or gas from the site or we are continuing our drilling efforts. We are required to pay the lessor a royalty equal to one-eighth of all oil produced and saved from the wells drilled on the leased premises based upon the market value of the oil.  We are also required to pay the lessor a royalty equal to one-eighth of the market value of gas produced for any new wells drilled by us and the lessor is entitled to gas free of charge from any gas well for use on the leased property.  In connection therewith, we are required to lay a 1” gas line to the residence on the leased premises.

Between October 13, 2009 and October 15, 2009 the Company sold an aggregate of 196,154 shares of its common stock and issued the purchasers three year Series A Common Stock Purchase Warrants to purchase an aggregate of 39,231 shares of its common stock with an exercise price of $0.31 per share in private transactions resulting in gross proceeds to us of $51,000. We did not pay any commissions or finder’s fees in connection with these sales and we intend to use the proceeds for general working capital. The purchasers were accredited investors and the transactions were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) and Regulation D of that act. The purchasers had such knowledge and experience in business matters that each was capable of evaluating the merits and risks of the prospective investment in our securities. The purchasers had access to business and financial information concerning our company.

On November 6, 2009 the Company entered into an Assignment of Oil and Gas Lease with two unrelated third parties which has resulted in the company acquiring a 27.5% revenue interest in 18 oil wells, together with a 27.5% interest of all equipment located on the wells, including tanks, well head and pumps, flow lines and all other equipment used to operate the wells. The wells, which were drilled between February 2008 and May 2009, are located in the J.R. Clark Lease in the Exie Quadrangle in Green County, Kentucky.  Current production on these wells is estimated at approximately 100 barrels per day.  There is no current reserve report on these wells but the Company intends to obtain one in conjunction with the filing of financial statements pursuant to Item 9.01 of the 8-K as filed on November 12, 2009.

Under the terms of the agreement, one of the owners will continue to be the operator of the wells unless, for any reason, he is unable to continue at which time we have the right to operate any of the wells to produce oil and/or gas.  We are responsible for 32% of all costs for the operation of these wells.

As full and complete consideration for the net working interest, we issued the assignors an aggregate of 4,000,000 shares of our common stock valued at $1 million.  The shares, which are “restricted securities” as that term is defined in Regulation D promulgated under the Securities Act of 1933,  were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  The recipients were accredited investors.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three months and nine months ended September 30, 2009 and 2008 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections appearing in our Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Plan of Operations

We are an independent energy company that has recently begun operations in the energy sector initially through the leasing of acreage in Tennessee and Kentucky.  Prior to our entry into the energy industry in October 2009, we were a “shell company” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934. As a result of entering into these leases and undertaking efforts to begin drilling operations on the sites we ceased to be a shell company.  Since entering into these initial leases, in November 2009 we began drilling operations on one of the sites and, in a separate transaction, acquired a 27.5% revenue interest in 18 oil wells, together with a 27.5% interest of all equipment located on the wells, including tanks, well head and pumps, flow lines and all other equipment used to operate the wells.  These wells produce approximately 100 barrels of oil daily and proceeds from the sale of oil from these wells will provide an immediate source of revenue to our company.

It is our intent to continue to expand our operations to include the sale of oil and natural gas and the leasing of additional properties for oil, natural gas and coal production.  Presently, our leased properties include the leases for approximately 43 acres in Kentucky and Tennessee.  The Tennessee lease is approximately 10.5 acres and is considered a direct offset to a well located on an adjacent property that was a 500 barrel per day flowing well when drilled.  The Kentucky lease is approximately 32 acres and the company believes this site is of particular promise due to several producing formations in the immediate area, including the Granville, Sunnybrook, Stones River, Murfreesboro, Wells Creek and Knox formations.

We entered into the leases for the acreage in Tennessee and Kentucky in two separate transactions, both of which occurred in October 2009.  Under the terms of the lease for the Tennessee property we agreed to pay the lessor a royalty equal to one-eighth of all oil produced and saved from the wells drilled on the leased premises based upon the market value of the oil as well as a royalty equal to one-eighth of the market value of gas produced for any new wells drilled by us.  Under the terms of the lease for the Kentucky Property, we agreed to pay the lessor a one-eighth royalty of the market price of the oil we extract from the site.  In addition, we are required to pay the lessor 15% of the market price of gas produced from the site.

We will be the operator of the wells drilled on these properties.  In November 2009 we completed the process to obtain all of the permits necessary to commence drilling the David Irwin Well #1 on the lease in Clinton County, Kentucky and immediately thereafter we began our drilling operations.  There are producing wells in six known formations within approximately 5,000 feet of this lease. The known producing formations are the Granvelle, Sunnybrook, Stones River, Murfreesbro, Wells Creek and the Knox formations.  This is the first well of as many as five wells that can potentially be drilled on this lease.

We anticipate that we will generally retain a 25% working interest in each well drilled, with the property owner retaining a 12.5% to 15% royalty interest.  In is our intention to then sell the remaining approximate 60% interest of each well to one or more third parties.  Based upon our current estimates, we believe we should be able to sell interests in the wells in the range of $800 to $1,200 for each percent of interest, which will provide sufficient funds to pay all costs associated with drilling the wells which are estimated to range from $8 to $12 a foot average in area, as well as all site preparation and related title and property fees.  We have sold the 50% interest in the David Irwin Well #1 to an unrelated third party which provided us with sufficient funds to cover the anticipated drilling costs while retaining a 35% interest in the production from this well.

We have also acquired the 27.5% revenue interest in 18 wells located in the J.R. and Pansy Clark Leases in the Exie Quadrangle in Green County, Kentucky together with the equipment used to operate those wells in exchange for 4 million shares of our common stock valued at $1 million.  The 18 wells were drilled between February 2008 and May 2009 and current production on these wells is estimated at approximately 100 barrels per day.  Under the terms of the agreement, one of the owners will continue to be the operator of the wells unless, for any reason, he is unable to continue at which time we have the right to operate any of the wells to produce oil and/or gas.  We are responsible for 32% of all costs for the operation of these 18 wells which presently total approximately $1,800 per month in the aggregate; as a result, we anticipate our total share of the operating costs will be approximately $576 monthly at the current level of operations.  There is no current reserve report on these wells but we intend to obtain one in conjunction with the filing of financial statements with the Securities and Exchange Commission relative to this transaction.  We will begin reporting revenues from these wells in the fourth quarter of 2009.

While we have been able to begin operations using a minimum of cash, and we raised $51,000 of working capital subsequent to the end of the quarter, we may need to raise additional capital to fully develop our operations.  As described above, we intend to continue to sell interests in each of the wells we drill on the Tennessee and Kentucky properties which will provide sufficient funds to pay the costs associated with the development and drilling of those wells.  Our yearly general and administrative cash overhead costs are approximately $100,000, which includes rent, utilities, employee compensation, costs to maintain the company as a public entity including legal, accounting and EDGAR filing fees.  As a result of the restructure of Mr. Page’s employment agreement as described later in this section, we have been able to reduce our general and administrative expenses.  We will anticipate, however, that these costs will increase as we hire additional employees and expand our operations.  We are not able, however, at this time to quantify the amount of additional expenses we may incur in future periods.  We do not have any internal or external sources of capital, other than a $400,000 credit line which matures in December 2009.

As described later in this report, we our balance sheet at September 30, 2009 reflects a significant amount of debt including past due secured and unsecured notes, accounts payable, liquidated damages and accrued expenses.  These vast majority of these obligations were incurred by prior management at a time when we were a technology company prior to discontinuing those operations in April 2005.  While we anticipate that revenues from our existing operations will be sufficient revenues to pay our operating expenses, we cannot predict if these revenues will be sufficient to enable us to satisfy these past due obligations.  Accordingly, it is possible that we will seek to raise additional working capital through the sale of our securities.  There are no assurances, however, we will be successful in our efforts to grow our business or, if necessary, to raise additional capital.  In that event, and if our revenues are not sufficient to pay our expenses and satisfy our obligations, it is possible that we will be unable to continue as a going concern in which event investors could lose their entire investment in our company.

Other recent events

In addition to exiting shell status and starting our operations in the energy sector during the third quarter of 2009, we completed a number of other actions which we believe will further facilitate our efforts to develop our business and generate sufficient revenues to fund our operations, including:

•           Name Change.  Effective at the close of business on October 19, 2009 we changed our name from Digital Lifestyles Group, Inc. to TN-K Energy Group Inc. to more accurately reflect our operations and our geographic focus within Tennessee and Kentucky.  At market open on October 29, 2009 the ticker symbol for our common stock, which is quoted in the over the counter market on the Pink Sheets, was changed to TNKY;

•           Capital Raise.  Between October 13, 2009 and October 15, 2009 we sold an aggregate of 196,154 shares of our common stock and issued the purchasers three year Series A Common Stock Purchase Warrants to purchase an aggregate of 39,231 shares of our common stock with an exercise price of $0.31 per share in private transactions resulting in gross proceeds to us of $51,000.  We are using these funds for working capital;

•           Adoption of our 2009 Equity Compensation Plan.  On September 29, 2009 our Board of Directors adopted our 2009 Equity Compensation Plan. The purpose of the 2009 Equity Compensation Plan is to enable our company to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or will be important to our success, an opportunity to acquire a proprietary interest in our company.  We have reserved 4,800,000 shares of our common stock for issuance upon grants made under the plan. Following the adoption of the plan, we granted compensatory options to both Mr. Ken Page, our President and CEO, and Mr. Brad McNeil, a member of our Board of Directors.  These options are in place of cash compensation and will permit us to conserve our cash resources as we grow our company; and

•           Compensation Arrangements with Mr. Page.  On September 29, 2009 we also entered into an agreement with Mr. Page pursuant to which certain terms of his employment agreement were amended at his request in an effort to assist our company during our development of our new business.  Under Amendment No. 1 to Mr. Page’s employment agreement, his base salary was reduced from $72,000 per year to $50,000 per year.  In addition, we granted him options to purchase an aggregate of 120,000 shares of our common stock pursuant to our 2009 Equity Compensation Plan which have an exercise price of $0.25 per share.  The options vest in 12 equal monthly installments at the end of each month beginning in September 2009.   In addition, at September 29, 2009 we owed Mr. Page $141,000 in accrued but unpaid compensation.  On September 29, 2009 we entered into an agreement with him whereby he (i) forgave an aggregate of $44,000 of accrued but unpaid compensation due him, which shall be treated as a capital contribution, and (ii) accepted five year non-qualified options to purchase an aggregate of 388,000 shares of our common stock granted under our 2009 Equity Compensation Plan as full and complete payment for the balance of $97,000 in accrued but unpaid compensation due him.  As with his voluntary reduction in salary, Mr. Page elected to forgo receipt of the cash compensation due him given our limited cash resources in an effort to assist our company with its capital needs as we develop our new business.

Going Concern

We have incurred net losses of approximately $26 million since inception through September 30, 2009.  At September 30, 2009 we had minimal cash, no other assets and our total liabilities were approximately $14.8 million, the majority of which are past due.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon  recurring operating losses and our need to obtain additional financing to sustain operations.  While subsequent to September 30, 2009 we have exited shell status and begun operations in the energy sector which we believe will provide sufficient revenues to fund our ongoing operations, there are no assurances that our revenues from these operations will generate sufficient revenues in future periods to continue to expand our business and satisfy our existing obligations.  Our ability to continue as a going concern is dependent upon a number of factors over which our control is limited, including our ability to generate sufficient revenues to fund our operations, obtain the necessary financing to meet our obligations and repay our liabilities.  There are no assurances that we will continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three months and nine months ended September 30, 2009 compared to three months and nine months ended September 30, 2008

Revenues

As we did not exit shell status and commence our operations in the energy sector until October 2009, we did not report any revenues during either the 2009 or 2008 periods.  We anticipate, however, that we will begin generate revenues from operations during the fourth quarter of 2009 although at this time we are not able to quantify the anticipated amounts of such revenue.

Operating expenses

Our operating expenses include rent, insurance, payroll and professional fees.  Operating expenses decreased approximately 14% and approximately 50% for three and nine months ended September 30 2009, respectively, as compared to comparable periods in 2008.  During the 2009 period option compensation expense decreased approximately $52,000 and approximately $175,000, respectively, for the three and nine months ended September 30, 2009 while professional fees increased approximately $43,000 and approximately $54,000 during the same comparable periods.  As described elsewhere herein, during the third quarter of 2009 at his request we restructured Mr. Page’s compensation, lowering it by $22,000 per year which will reduce our compensation expense related to his employment agreement in future periods.  In addition, during the third quarter of 2009 we filed our delinquent annual reports for 2006, 2007 and 2008, together with our quarterly reports for the first two quarters of 2009, with the Securities and Exchange Commission and are now current in our reporting obligations.  In connection therewith, we incurred approximately $52,000 of additional expenses representing, legal, accounting and EDGAR filing fees in the quarter.

Total other income (expense)

During the three months and nine months ended September 30, 2009 our interest expense decreased approximately 8% and approximately 11%, respectively, from the comparable periods in 2008 which reflects the reclassification of certain debt to equity.  During the nine months ended September 30, 2008 we recognized a one-time $10,000 gain on relief of debt for which there were no comparable events in the 2009 periods.

Change in fair value of derivative and warrant liabilities expense consist of income or expense associated with the change in the fair value of derivative liabilities associated with the various outstanding warrants primarily as a result of the application of ASC 815 to our financial statements.  The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date amounted to an increase of approximately $3.2 million for each of the three and nine months ended September 30, 2009, respectively, from the comparable periods in 2008. The increase is driven primarily by the increase in the stock price in addition to a decrease in the remaining terms for the options .  While these are non-cash items, the application of ASC 815 has a significant impact on our financial statements.

Other income totaling approximately $6,000, net, in the 2009 periods, is primarily attributable to royalties received for the use of our name under a marketing and license agreement which expired in January 2009.  During the nine months ended September 30, 2008, we had received approximately $36,000 from a marketing and licensing agreement for which there was no comparable income in the 2009 periods.

Liquidity and Capital Resources

As of September 30, 2009, we had $9,000 in cash and a working capital deficit of approximately $11.6 million.  At September 30, 2009 we had no assets other than cash and approximately $14.8 million of liabilities, of which all but approximately $388,750 are past due, and we do not have the funds necessary to settle these obligations.  Included in our liabilities at September 30, 2009 are the following:

•           approximately $6.4 million of accounts payable which represents obligations to various vendors including approximately $1 million due Advanced Micro Devices, approximately $1.2 million due American Express and approximately $1.3 due Microsoft Licensing, Inc.,

•           approximately $2.662 million of liquidated damages due Laurus Master Fund, Ltd. and Alloy Marketing and Promotions related to transactions which occurred in November 2004 and April 2005, respectively,

•           approximately $999,000 of accrued expenses which represents approximately $640,000 of interest on the convertible notes, approximately $318,000 of accrued payables, approximately $31,000 of accrued royalties, and unpaid payroll taxes of approximately $10,000,

•           approximately $442,000 of principal and accrued interest due Mr. Dan Page, a principal shareholder and the father of our CEO, under the terms of 7.5% convertible promissory notes which are due on December 31, 2009,

•           approximately $1.1 million principal amount of convertible notes payable are described below under “Past Due Notes”, and

•           approximately $3.3 million of non-cash derivative and warrant liabilities.

As described earlier in this section, subsequent to September 30, 2009 we raised $51,000 in working capital through the sale of our securities and believe that our current operations will be sufficient to fund our ongoing operating expenses.  We have, however, convertible notes in the aggregate principal amount of $388,750 due to Mr. Dan Page, the father of our CEO, which mature on December 31, 2009.  We do not presently have the funds necessary to satisfy this obligation and, while we have had preliminary discussions with Mr. Page regarding the extension of all or a portion of this obligation, there are no assurances Mr. Page will either convert the note at maturity or extend the due date.  As of September 30, 2009 we owe Mr. Page approximately $442,000 in principal and interest under these notes.

Cash Flow from Operating Activities

For the nine months ended September 30, 2009, net cash used by operating activities was approximately $36,000 as compared to approximately $29,000 in the nine months ended June 30, 2008.  In the period 2009, we offset our loss from operations with increases in accrued expenses and derivative liabilities, stock issued for services and accrued expenses.  In the period 2008, we offset our loss with an increase in accrued expenses and stock compensation expense.  These increases were offset by a decrease in our derivative liabilities, a one-time gain on debt relieve and a decrease in our accounts payable..

Cash Flow from Financing Activities

In the nine months ended September 30, 2009 we received approximately $49,000 from the proceeds on notes payable as compared to approximately $38,000 during the 2008 period.

Past Due Notes at September 30, 2009

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at September 30, 2009 we have accrued liquidated damages in the amount of $310,500 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 12% per annum, with a late payment fee of 6% per month.  At September 30, 2009 we owed Alloy an aggregate of approximately $1,352,790 under this note, which includes principal, accrued but unpaid interest, late fees, and liquidation damages;

•           $500,000 principal amount due Mr. L.E. Smith under the terms of a convertible promissory note issued in September 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in September 2006.  This note is in default.  At September 30, 2009 we owed Mr. Smith an aggregate of approximately $635,750 under this note, which includes principal and accrued but unpaid interest; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.  At September 30, 2009 we owed Mr. Wood an aggregate of approximately $68,875 under this note, which includes principal and accrued but unpaid interest.

Recent Accounting Pronouncements

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168.  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which was primarily codified into Topic 820. This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115 (“SFAS 159”), which was primarily codified into Topic 825. SFAS 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 was effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  We have elected not to adopt SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which was primarily codified into Topic 805 “Business Combinations” in the ASC, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”), which was primarily codified into Topic 810 “Consolidations” in the ASC. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable.  We expect ASC 810 will have an impact on our accounting for future business combinations once adopted, but the effect will depend on the terms of such future transactions. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141R will impact the valuation of business acquisitions made in 2009 and forward.  We adopted SFAS No. 160 on July 1, 2009. As a result, implementation of SFAS No. 160 had no impact on our consolidated financial statements.  The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), now codified under ASC Topic No. 815. This literature provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our convertible senior notes. This new guidance requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from previous accounting literature for derivative instruments and hedging activities as codified primarily under ASC Topic No. 815. Although this new guidance is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

FASB Staff Position (FSP) “SFAS 142-3, Determination of the Useful Life of Intangible Assets,” which was primarily codified into Topic 350, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The FSP provides that in addition to considering the entity specific factors in paragraph 11 of Statement No. 142, an entity shall consider its own historical experience in renewing or extending similar arrangements. Alternatively, if an entity lacks historical experience, it shall consider the assumptions a market participant would use consistent with the highest and best use of the asset, adjusted for the entity specific factors in paragraph 11 of Statement No. 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of this FSP had no material impact on our results of operations or financial position.

FSP EITF 03-6-1, which was primarily codified into Topic 260,  is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. This FSP requires share based compensation awards that qualify as participating securities to be included in basic EPS using the two-class method. A share based compensation award is considered a participating security if it receives non-forfeitable dividends. A non-forfeitable dividend would be a dividend that the participant receives before the award is vested and if the participant forfeits the actual shares awarded the dividends he/she has received do not have to be paid back to the company. This guidance was adopted in the first quarter of 2009 and has been applied to all periods shown. See Note 7 to the Notes to Consolidated Financial Statements appearing elsewhere in this report for further discussion.

In May 2009, the FASB issued Statement No. 165, "Subsequent Events," which was primarily codified into Topic 825, establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. We evaluated subsequent events for recognition or disclosure through November 16, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued Statement No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140." This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Management is currently evaluating this standard but does not expect the impact of adoption to be material to our results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures, including inadequate segregation of duties consistent with control objectives; insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and ineffective controls over period end financial disclosure and reporting processes.  We have only recently exited shell status and all accounting and financial reporting operations have been and are currently performed by our sole officer and one individual on an as needed consulting basis.  The consultant is the only individual with any significant knowledge of generally accepted accounting principles.  The consultant is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including report combinations, consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  Management believes, however, that these material weaknesses did not have an adverse affect on the Company's financial results.  As we continue to develop our operations we intend to expand our staff to permit for the segregation of duties.  We do not expect our disclosure controls and procedures to be effective until such time as we hire one or more additional employees and even then there are no assurances that our disclosure controls and procedures will be adequate in future periods.

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

TN-K ENERGY GROUP INC.

November 16, 2009	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer