Form 10-K
period 2009-12-31
TN-K ENERGY GROUP INC.
filed 2010-04-14
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________
Commission file number: 0-27828

TN-K ENERGY GROUP INC.
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

Common Stock, par value $0.03 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $540,000 on June 30, 2009.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   37,970,129 shares of common stock are issued and outstanding as of April 12, 2010.

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

TN-K ENERGY GROUP INC.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

•	our ability to continue as a going concern,
•	our business and growth strategies,
•	risks associated with the external factors that impact our operations,
•	our ability to satisfy our debt obligations which predate our existing business,
•	volatility in oil prices,
•	risks associates in general with oil and gas operations,
•	our ability to find additional reserves, and
•	the impact of government regulation and the impact of possible changes in tax laws.

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:

•
significant unforeseen events that have global or national impact such as major political disruptions, extended economic depression, and technological breakthroughs in producing oil and natural gas or in producing alternative forms of energy,

•	unanticipated future changes in oil or natural gas prices, and
•	other uncertainties inherent in the production of oil and natural gas.

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under “Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors".  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this prospectus the terms “Digital Lifestyles", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc., and our subsidiaries.  In addition, when used herein and unless specifically set forth to the contrary, “2009” refers to the year ended December 31, 2009, “2008” refers to the year ended December 31, 2008 and “2010” refers to the year ending December 31, 2010.

PART I

ITEM 1.                                DESCRIPTION OF BUSINESS.

We are an independent oil and gas exploration and production company, engaged in acquiring oil and gas leases and exploring and developing crude oil and natural gas reserves and production in the Appalachian basin.  While we have acquired working interests in existing wells in an effort to balance our revenue sources, we primarily focus our efforts on acreage acquisitions in which we will the operator of the wells which we believe gives us the greatest ability to maximize our revenues over the long term.  We concentrate our operations in Kentucky and Tennessee primarily in the Murfreesboro, Knox and Wells Creek formations, although we also have assets located in the Granville, Stones River and Sunbrook formations.  All of these formations are primary known producing formations.

We began 2009 as a shell company, having discontinued our prior operations in April 2005.  During 2009 we:

•	brought our filings current with the Securities and Exchange Commission, which included our annual reports for 2006, 2007 and 2008,
•	exited “shell” status during the fourth quarter of 2009,
•
entered into agreements which resulted in our acquisition of working interests in 18 producing oil and gas wells and eight additional well locations, as well as leases for an additional approximate 114 acres of land in areas adjacent to proven reserves during the fourth quarter of 2009, and

•	drilled seven new oil and gas wells during the fourth quarter of 2009.

In 2010 we have continued the expansion of our operations through,

•	an agreement entered into in January 2010 for a working interest in a 10 well checkerboard lease on the JR and Pansy Clark lease,
•	an agreement entered into in February 2010 for the acquisition of a checkerboard lease for the entire 738 acres of the JR and Pansy Clark lease for which we are the operator,
•	obtaining a majority working interest in 27 acres which included one existing, producing well, as well as all of the equipment located on the site in February; and
•	drilling an additional five oil and gas wells.

Our Strategy

Our growth strategy is to focus on our operational growth in our core area, to convert our unproved reserves to proved reserves and to continue our acreage acquisitions while maintaining balanced, prudent financial management.  To date, we have experienced a good success rate and have maintained low drilling and development costs.  There are no assurances, however, that we will be able to continue this trend.  At December 31, 2009 we had approximately 10.5 gross acres in Overton County, Tennessee and approximately 103 gross acres in Clinton County, Kentucky, representing an estimated 15 net unproved drilling locations based on an four acre well spacing.  In 2010, we have significantly improved our holdings through the two checkerboard leases on the JR and Pansy Clark Lease in Clinton County, Kentucky which provide an estimated 65 net unproved drilling locations based upon an four acre well spacing.  During 2010 we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate.

Our Operations

Our oil and gas operations are divided between leases in which we have a participation interest and leases in which we are the operator.  Oil and gas interests owned by participation leases means we have a working or royalty interest in a property that is operated or maintained by another interest owner under an agreement.  For participation leases, we receive payments for our oil and gas sales from the operator and we are billed by the operator for a percentage of joint expenses relative to the costs of drilling and transporting the oil and/or gas from the wells to the sales point.

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis.  We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. To date, we have sold 50% working interests in four of our wells and these working interest holders pay 58% of the operating costs of each well. This has allowed us to move forward in drilling a greater number of wells than we would otherwise able to drill based upon our limited financial resources.  We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

We store extracted oil in on-site bulk storage tanks awaiting delivery to our customers.  Our customers pay all costs associated with transporting the oil from these storage tanks.

In 2009 we drilled one net productive and dry exploratory well and three net productive and dry development wells.  The average sales price (including transfers) per unit of oil extracted from wells drilled by us during 2009 was $68.00.  The production cost, not including ad valorem and severance taxes, per unit of production was $6.00.  Since December 31, 2009 through March 31, 2010, we have drilled three net productive and dry exploratory wells and three net productive and dry development wells.

Acquisition Activities

We pursue acquisitions of working interests in existing, producing wells as well as leases for unproven acreage in areas which are contiguous to or nearby areas of proven reserves, focusing our efforts on properties in which we will be the operator of the leases.  Since entering the energy sector in the fourth quarter of 2009, we have closed the following acquisitions:

•           in October 2009 we entered into an Oil and Gas Lease with an unrelated third party for approximately 10.5 acres in Overton County, Tennessee.  We are required to pay the lessor a royalty equal to one-eighth of all oil produced and saved from the wells drilled on the leased premises based upon the market value of the oil.  We are also required to pay the lessor a royalty equal to one-eighth of the market value of gas produced for any new wells drilled by us and the lessor is entitled to gas free of charge from any gas well for use on the leased property,

•           in October 2009 we entered into a second Oil and Gas Lease with an unrelated third party for approximately 32.7 acres in Clinton County, Kentucky.  Upon execution of the lease we tendered the lessor $2,500.  We are required to deliver 15% of the oil produced and saved from the leased property, or at the lessor’s option, pay him a one-eighth royalty of the market price of the oil we extract from the site.  In addition, we are required to pay the lessor 15% of the market price of gas produced from the site,

•           in November 2009 we entered into an Assignment of Oil and Gas Lease with two unrelated third parties which has resulted in our company acquiring a 27.5% revenue interest in 18 oil wells, together with a 27.5% interest of all equipment located on the wells, including tanks, well head and pumps, flow lines and all other equipment used to operate the wells in exchange for 4,000,000 shares of our common stock,

•           in December 2009 we entered into Assignments of Oil and Gas Leases which has resulted in the company acquiring a 27.5% net working interest in eight locations on approximately 738 acres, together with a 27.5% interest of all equipment to be located on drilling sites, including tanks, well head and pumps, flow lines and all other equipment used to operate the wells.  Under the terms of the latest agreement, we are responsible for 32% of all costs for the drilling, completion and operation of the wells to be drilled on these locations.  As full and complete consideration for revenue interest, we issued the assignors an aggregate of 800,000 shares of our common stock,

•           in December 2009 we entered into an Oil and Gas Lease with an unrelated third party for approximately 14.3 acres of land in Clinton County, Kentucky and on December 29, 2009 we leased an additional approximately 56.43 acres in Clinton County, Kentucky from a second unrelated third party under the terms of an Oil and Gas Lease.  We paid each lessor $200 at the time the lease was executed and we are required to pay each lessor a royalty equal to one-eighth of all oil produced and saved from the wells drilled on the respective leased premises based upon the market value of the oil.  We are also required to pay each lessor a royalty equal to one-eighth of the market value of gas produced for any new wells drilled by us on the respective acreage and each lessor is entitled to gas free of charge from any gas well for use on the respective leased property,

•           in January 2010 we completed a 10 well checkerboard lease acquisition in Green County, Kentucky with Americas Energy Company - AECo and the owners of the leased rights to these wells.  We led the negotiations on this transaction.  Under the terms of this latest agreement, we will receive a 20% net working interest in the 10 well acquisition at no initial cost per location to the company and will be the operator of the wells,

•           in February 2010 we entered into a checkerboard well drilling location assignments covering the entire 738 acres of the JR and Pansy Clark Lease in Green County, Kentucky.  Under the terms of this agreement, we have a 27.5% net interest in each well location and we are responsible for paying 32% of the cost for drilling, completion, operation and permitting of these wells.  As consideration for this Assignment, we issued an aggregate of 425,000 shares of our common stock, and

•           in February 2010 we acquired an 81.25% working interest in approximately 27 acres, which includes one existing producing well, and 100% of certain equipment necessary to operate and produce oil on the lease which is also located in Green County, Kentucky in exchange for 175,000 shares of our common stock.

Reserves

Other than the proved developed producing reserves described below which relate to the working interest in the 18 producing wells in Green County, Kentucky which we acquired in November 2009, at each of December 31, 2009 and 2008 we do not have any proved developed or proved undeveloped reserves.

Lee Keeling and Associates, Inc., an independent petroleum engineering firm, evaluated our reserves and future net reserves for the producing working interest in the 18 wells located in Green County, Kentucky which we acquired in November 2009.  These producing working interests represented our only proved developed producing reserves at December 31, 2009 and we did not have any proved developed producing reserves at December 31, 2009.  Proved developed producing reserves are reserves that are expected to be recovered from currently producing zones under continuation of present producing methods.  Lee Keeling and Associates, Inc. also projected future cash flows from our 27.5% working interest in those proved developed producing reserves and the present value, discounted at 10% per annum, of those future cash flows (“PV-10 Value”), as summarized in the following table. In estimating reserves, Lee Keeling and Associates, Inc. used the SEC definition of proved reserves.  Projected future cash flows are based on economic and operating conditions as of December 31, 2009, and, in particular, projected future cash flows reflect oil and gas prices on December 31, 2009 calculated in accordance with SEC rules.

Proved Developed Producing Reserves
Reserve Classification	Estimated Remaining Net Reserves Oil (STB)	Future Net Reserves		Fair Market Value
		Total	Present Worth Discounted @ 10%
Proved Developed Producing	21,210	$933,555	$652,721	$524,659

Volumes of reserves actually recovered and cash flows actually received from actual production may differ significantly from the proved developed producing reserve estimate and the related projected values.  Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans.  In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates.  Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

PV-10 Value is the estimated present worth of the future net revenues from our proved developed producing reserves before income taxes, discounted at 10% per annum.  PV-10 Value is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows.  PV-10 Value is widely used by security analysts and investors when evaluating oil and natural gas companies.  Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies.  PV-10 Value is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes.

Customers

We have two customers who represent 100% of our oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil, and because we have the option to change purchasers if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers.

Competition

We compete with major integrated oil and natural gas companies and independent oil and gas companies.  Most of our competitors have substantially larger financial resources, operations, staffs and facilities and our competitors may be able to pay more for prospective oil and gas properties or prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.  Given our size, limited operating history and limited financial resources there are no assurances we will ever be able to effectively compete in our segment.

Government Regulation

Various aspects of our operations are regulated by administrative agencies under statutory provisions of the states where such operations are conducted.  All of the jurisdictions in which we operate have statutory provisions regulating the exploration for and production of crude oil and natural gas. These provisions include permitting regulations regarding the drilling of wells, maintaining bonding requirements to drill or operate wells, locating wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells.  Our operations are also subject to various conservation laws and regulations.  These include the regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in an area and the unitization or pooling of crude oil and natural gas properties. In addition, state conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.  The effect of these regulations is to limit the amounts of crude oil and natural gas we can produce from our wells and to limit the number of wells or the locations at which we can drill.

Extensive federal, state and local laws govern oil and natural gas operations, regulate the discharge of materials into the environment or otherwise relate to the protection of the environment.  Numerous governmental departments issue rules and regulations to implement and enforce such laws that are often difficult and costly to comply with and which carry substantial administrative, civil and even criminal penalties for failure to comply.  Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person.  Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration or production activities in sensitive areas.  In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as closure of inactive pits and plugging of abandoned wells.  The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability.  These laws, rules and regulations affect our operations, as well as the oil and gas exploration and production industry in general.

The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” imposes liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the cost of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the cost of certain health studies. In addition, companies that incur liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site.

We believe that we are in substantial compliance with current applicable environmental laws, rules and regulations and that continued compliance with existing requirements will not have a material adverse impact on us. Nevertheless, changes in existing environmental laws or the adoption of new environmental laws have the potential to adversely affect our operations.

Employees

As of March 31, 2010, we had one employee, Mr. Page, our Chief Executive Officer.

Consulting arrangement

In March 2010 we entered into a one year consulting agreement with Mr. Dan Page whereby he will provide advice to us on an as requested basis relative to our current and future drilling operations.  We agreed to pay Mr. Page a fee of $25,000 and pay his expenses incurred in providing the services to us up to a maximum of $1,000 per month.  Mr. Dan Page, the father of Mr. Ken Page, also provides a line of credit to us as described later in this report.

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

On May 14, 1998, our name was further changed to Adrenalin Interactive, Inc. In December 1999, we completed a reverse merger with McGlen Micro, Inc., in which the stockholders of McGlen Micro, Inc. acquired control of us. As a result of the acquisition, each share of McGlen Micro, Inc. was converted into 0.0988961 shares of our common stock, with 2,548,553 shares being issued. On December 17, 1999, we changed our name to McGlen Internet Group, Inc. and on March 15, 2002, we changed our name to Northgate Innovations, Inc.

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

In April 2005, we received notice from Microsoft Corporation that it had terminated our license to use its proprietary Windows(R) operating system due to our failure to make required royalty payments. Due to the loss of the license, we were unable to ship our products, the majority of which use Microsoft’s proprietary Windows(R) operating system and as a result we were unable to fulfill any orders for our hip-e brand desktop computers.  As we lacked sufficient funds required to renew our license with Microsoft and were unable to distribute or sell our products, our management team decided to cease all operations other than to liquidate our assets for the benefit of a secured creditor.

On October 9, 2009 we changed our name to TN-K Energy Group Inc. to better reflect our current operations.

Technical Terms

We use a number of technical terms in this report which are common to the oil and gas industry.  These terms are defined below and these definitions are consistent with the rules of the SEC.

•           “mbbls” means thousand barrels.

•           “mmcf” means million cubic feet.

•           “reserves” means the estimated remaining quantities of oil and gas anticipated to be economically producible, as of a given date, by application of development projects to known accumulations.

•           “proved reserves” means those quantities of oil and gas that, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible.

•           “reasonable certainty” means generally means a high degree of confidence that the quantities will be recovered.  In determining “reasonable certainty”, the rules permit the use of both deterministic methods and probabilistic methods for estimating the reserves.

•           “deterministic estimate” means an estimate based on a single value for each parameter (from geosciences, engineering or economic data) in the reserves calculation that is used to estimate the reserves.

•           “probabilistic estimate” means an estimate that is obtained when the full range of values that could reasonably occur from each unknown parameter is used to generate a full range of possible outcomes from their associated probabilities of occurrence.

•           “proved developed reserves” means (as to projects that extract oil and gas through wells) reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  Reserves are also considered developed if the cost of any required equipment is relatively minor compared to the cost of a new well.

•           “proved undeveloped reserves” or PUDs means (i) reasonably certain reserves in drilling units immediately adjacent to the drilling unit containing a producing well as well as areas beyond one offsetting drilling unit from a producing well.

•           “dry well” means an exploratory, development or extension well that proves to be incapable of producing with oil or gas in sufficient quantities to justify completion as an oil or gas well.

•           “productive well” is an exploratory, development or extension well that is not a dry well.

•           “completion” means the installation of permanent equipment for production or oil or gas, or, in the case of a dry well, reporting to the appropriate authority that the well has been abandoned.

•           “gross well or acre” means a well or acre in which we own a working interest.

•           “net well or acre” is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one.

•           “undeveloped acreage” means leased acres on which wells have not been drilled or completed to the point that would permit production of economic quantities of oil or gas regardless of whether such acreage contains proved reserves.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $23.8 million as of December 31, 2009. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues.  There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

Our business model and growth strategies may not prove successful over the long-term.

Since exiting shell status in the fourth quarter of 2009, our ability to develop our operations in the energy sector has been constrained by our limited working capital and size of our operations.  While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction.  In 2009 we recognized an impairment of $375,000 net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction.  While we believe that the internally generated values we ascribed to the various assets to determine the purchase prices at the time of the acquisitions have a great likelihood of proving accurate over time as the wells are drilled, there are no assurance that our believe is correct.  In addition, our business model envisions that we will continue to utilize our common stock to the extent possible in lieu of cash for future acquisitions of acreage and participating interests.  There are no assurances we will be able to continue this model, which may hinder our ability to expand our acreage holdings which is a key factor to our future growth.

There are a number of external factors which impact our operating results which are beyond our control.

The oil and natural gas produced by us must be marketed in order for our company to receive revenues.  Oil and natural gas prices are not regulated, but instead are subject to factors which are generally beyond our control, such as the supply and demand for oil and natural gas. For example, reduced oil and natural gas demand and excess oil and natural gas supplies will result in lower prices. Other factors affecting the price and marketing of oil and natural gas production, which are also beyond our control cannot be accurately predicted, are:

•	the cost, proximity, availability, and capacity of pipelines and other transportation facilities;
•	the price and availability of other energy sources such as coal, nuclear energy, solar, wind and alternative fuels;
•	local, state, and federal regulations regarding production, conservation, and transportation;
•	overall domestic and global economic conditions;
•	the impact of the U.S. dollar exchange rates on oil and natural gas prices;
•	technological advances affecting energy consumption;
•	governmental relations, regulations and taxation;
•	the general level of supply and market demand for oil and natural gas on a regional, national and worldwide basis and the impact of energy conservation efforts;
•	weather conditions and fluctuating seasonal supply and demand for oil and natural gas;
•	economic and political instability, including war or terrorist acts in oil and natural gas producing countries, including those of the Middle East and South America;
•	the amount of domestic production of oil and natural gas; and
•
the amount and price of imports of oil and natural gas from foreign sources, which include production quotas for petroleum products from time to time with the intent of increasing, maintaining, or decreasing price levels.

We are unable to predict what effect these various factors will have on the future price of the oil and natural gas, one or more of which will impact our revenues and profits in future periods.

We have a significant amount of past due debt.

At December 31, 2009 our balance sheet includes approximately $9.2 million of past due debt, including past due unsecured convertible notes, accounts payable, liquidated damages and accrued expenses.  The vast majority of these liabilities predate our current operations and our current management.  We do not have the funds necessary to satisfy these obligations.  There are judgments against our company for a significant amount of these past due obligations, all of which relate to obligations incurred prior to our current management.  If one or more of these judgment creditors should attempt to collect the amounts due, it is unlikely that we would be able to continue our operations as they are presently conducted.

Oil prices are volatile and significant decline in the price of crude oil will adversely impact our results in future periods.

Our revenues, profitability and liquidity are substantially dependent upon prevailing prices for oil, which can be extremely volatile.  Even relatively modest drops in prices can significantly affect our financial results and impede our growth.  Prices for oil may fluctuate widely in response to relatively minor changes in the supply of and demand for oil, market uncertainty and a wide variety of additional factors that are beyond our control, such as the domestic and foreign supply of oil; the price of foreign imports; the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; technological advances affecting energy consumption; domestic and foreign governmental regulations; and the variations between product prices at sales points and applicable index prices.  Our operations are focused on oil and gas exploration and production in the Appalachian Basin region of the United States.  Regional oil prices may vary from national prices due to regional factors such as regional production being constrained by regional capacity.

Oil and gas operations are inherently risky.

The nature of the oil and gas business involves a variety of risks, particularly the risk of drilling wells that are found to be unable to produce any oil and gas at prices sufficient to repay the costs of the wells and the costs of producing the wells.  It is possible that in the future we may recognize substantial impairment expenses when uneconomic wells and declines in oil and gas prices result in impairments of the capitalized costs of our oil and gas properties.  The oil and gas business also includes operating hazards such as fires, explosions, cratering, blow-outs and encountering formations with abnormal pressures.  The occurrence of any of these risks could result in losses. The occurrence of any one of these significant events, if it is not fully insured against, could have a material adverse effect on our financial position and results of operations.

In our operations were we are the well operator, we utilize the services of independent drilling contractors.  We do not carry insurance against well blow-outs and other unusual risks in the drilling, completion and operation of oil wells.  In the event that fires, blow-outs and other events occur, our losses will not be covered by insurance and will have a material impact on our liquidity in future periods.  If the scope of the accident is significant enough, it could cause us to cease a portion of our operations which would adversely impact our revenues in future periods.  Our drilling activities also involve risks, such as drilling non-productive wells or dry holes, which are beyond our control.  The cost of drilling and operating wells and of installing production facilities and pipelines is uncertain.  Cost overruns are common risks that often make a project uneconomical.  We may also decide to reduce or cease its drilling operations due to title problems, weather conditions or noncompliance with governmental requirements, all of which will adversely impact our results of operations in future periods.

We may be unable to find additional reserves.

Our revenues depend in part on whether we find or acquire additional reserves.  Unless we conduct successful exploration and development activities, or acquire properties, our proved reserves will decline.  Our future oil and natural gas reserves and production as well as our cash flow and income are dependent on our ability to efficiently develop and exploit our current reserves and economically find or acquire additional reserves.  Our planned exploration and development projects may not result in significant additional reserves, and we may be unable to drill productive wells at low reserve replacement costs.

We are subject to extensive government regulations.

Our business is affected by numerous federal, state and local laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. These include, but are not limited to:

•	the prevention of waste,
•	the discharge of materials into the environment,
•	the conservation of oil and natural gas,
•	pollution,
•	permits for drilling operations,
•	drilling bonds, and
•	reports concerning operations, spacing of wells, and the unitization and pooling of properties.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief, or both.  Moreover, changes in any of the above laws and regulations could have a material adverse effect on our business.  Concerns of global warming may result in changes to laws and regulations that increase the cost of oil and gas operations and decrease the use and demand for crude oil and natural gas.  In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

Our operations and financial condition may be impacted adversely by new taxes and changes to tax laws.

The states in which we operate collect a tax on the crude oil we sell.  Many states have raised state taxes on energy sources and additional increases may occur.  In the past, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals.  President Obama has recently proposed sweeping changes in federal laws on the income taxation of small oil and gas exploration and production companies such as our company.  President Obama has proposed to eliminate allowing small U.S. oil and gas companies from deducting intangible well costs as incurred and taking percentage depletion deductions.  While the ultimate scope of the changes proposed by President Obama are unknown, any changes to the law could adversely affect our business and our financial results.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

We hire independent drilling operators for our operations.  While we have not experienced any shortages to date, it is possible that we may experience shortages of drilling and completion rigs, field equipment and qualified personnel which may cause delays in our ability to continue to drill, complete, test and connect wells to processing facilities.  It is also possible that we could be subject to sharp increases in these costs.  The demand for and wage rates of qualified drilling rig crews generally rise in response to the increased number of active rigs in service and could increase sharply in the event of a shortage.  Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which may materially adversely affect our business, financial condition and results of operations.

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

Principal executive office

Our principal executive offices are located in approximately 1,200 square feet of office space which we rent from an unrelated third party on a month to month basis for a monthly rental of $350. While these facilities are suitable for our needs for foreseeable future, we may elect to move our offices closer to our drilling operations.  In that event, we do not anticipate that we would have any difficulty in leasing suitable office space upon similar terms.

Oil and gas properties

We acquired the majority of our oil and gas properties subsequent to December 31, 2009 and, accordingly, the information below, except as indicated, does not reflect those acquisitions.

Oil and Gas Wells

The following table sets forth the number of oil and natural gas wells located in the United States in which we had a working interest at December 31, 2009.

Productive Wells as of December 31, 2009
	Gross (a)			Net (b)
Location	Oil	Gas	Total	Oil	Gas	Total
Tennessee	0	0	0	0	0	0
Kentucky	21	0	21	0	0	0
Total	21	0	21	0	0	0

(a)           The number of gross wells is the total number of wells in which a working interests is owned.

(b)           The number of net wells is the sum of fractional working interests we own in gross wells expressed as a whole numbers and fractions thereof.

Oil and Gas Interests

The table below presents the approximate gross acres and our approximate net acres as to our interests in oil and gas leases as of December 31, 2009.

	Developed Acres		Undeveloped Acres		Total Acres
Project	Gross	Net	Gross	Net	Gross	Net
JR and Pansy Clark Lease	136	0	602	0	738	0
Other leases - Kentucky	16	0	87.4	0	103.4	0
Other leases - Tennessee	0	0	10.5	0	10.5	0

The following table presents the net undeveloped acres that we control under fee leases and the period the leases are scheduled to expire, absent pre-expiration drilling and production which extends the term of the lease(s).  The expiration dates of the leases are subject to one year automatic renewals so long as we are producing oil and/or gas on the lease.

	Net Undeveloped Acres
Lease	Year of Expiration	Total Acres
Overton County, TN	2010	10.5
Irwin Lease, Clinton County, KY 1	2011	32.7
Hadley Lease, Clinton County, KY2	2011	14.3
Anderson Lease, Clinton County, KY 2	2011	56.43

1           The first producing well was completed in November 2009.

2           The first producing well was completed in January 2010.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is quoted in the over-the-counter market on the Pink Sheets under the symbol TNKY.  The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2008
First quarter ended March 31, 2008	$0.05	$0.01
Second quarter ended June 30, 2008	$0.03	$0.02
Third quarter ended September 30, 2008	$0.03	$0.02
Fourth quarter ended December 31, 2008	$0.02	$0.01

2009
First quarter ended March 31, 2009	$0.02	$0.01
Second quarter ended June 30, 2009	$0.02	$0.01
Third quarter ended September 30, 2009	$0.24	$0.01
Fourth quarter ended December 31, 2009	$0.49	$0.22

The last sale price of our common stock as reported on the Pink Sheets was $0.50 per share on April 9, 2010.  As of April 9, 2010, there were approximately 138 record owners of our common stock.

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

None except as previously reported.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2009 and 2008  should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are an independent oil and gas exploration and production company, engaged in acquiring oil and gas leases and exploring and developing crude oil and natural gas reserves and production in the Appalachian basin.  While we have acquired working interests in existing wells in an effort to balance our revenue sources, we primarily focus our efforts on acreage acquisitions in which we will the operator of the wells which we believe gives us the greatest ability to maximize our revenues over the long term.  We concentrate our operations in Kentucky and Tennessee primarily in the Murfreesboro, Knox and Wells Creek formations, although we also have assets located in the Granville, Stones River and Sunbrook formations.  All of these formations are primary known producing formations.

We began 2009 as a shell company, having discontinued our prior operations in April 2005.  During 2009 we:

•	brought our filings current with the Securities and Exchange Commission, which included our annual reports for 2006, 2007 and 2008,
•	exited “shell” status during the fourth quarter of 2009,
•
entered into agreements which resulted in our acquisition of working interests in 18 producing oil and gas wells and eight additional well locations, as well as leases for an additional approximate 114 acres of land in areas adjacent to proven reserves during the fourth quarter of 2009, and

•	drilled seven new oil and gas wells during the fourth quarter of 2009.

In 2010 we have continued the expansion of our operations through,

•	an agreement entered into in January 2010 for a working interest in a 10 well checkerboard lease on the JR and Pansy Clark lease,
•	an agreement entered into in February 2010 for the acquisition of a checkerboard lease for the entire 738 acres of the JR and Pansy Clark lease for which we are the operator,
•	obtaining a majority working interest in 27 acres which included one existing, producing well, as well as all of the equipment located on the site in February; and
•	drilling an additional five oil and gas wells.

Our growth strategy is to focus on our operational growth in our core area, to convert our unproved reserves to proved reserves and to continue our acreage acquisitions while maintaining balanced, prudent financial management.  To date, we have experienced a 100% success rate and have maintained low drilling and development costs.  There are no assurances, however, that we will be able to continue this trend.  At December 31, 2009 we had approximately 10.5 gross acres in Overton County, Tennessee and approximately 103 gross acres in Clinton County, Kentucky, representing an estimated 15 net unproved drilling locations based on an four acre well spacing.  In 2010, we have significantly improved our holdings through the two checkerboard leases on the JR and Pansy Clark Lease in Clinton County, Kentucky which provide an estimated 65 net unproved drilling locations based upon an four acre well spacing.  During 2010 we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate.

In addition to the challenges faced by small independent oil and gas companies, we also face a number of challenges in executing our business model which are particular to our company.  Our balance sheet includes approximately $9.2 million of past due debt and liquidated damages that relates to the prior business of our company before those operations were discontinued in 2005.  Although none of these obligations represent secured debt, we do not have the resources to satisfy these obligations.  While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction.  In 2009 we recognized an impairment of $375,000 net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction.  Given our limited cash resources, it is likely that we will continue to use equity to expand our holdings during 2010.

We also face the challenge of limited personnel and diversion of our management’s time and attention.  We only have one employee, our CEO.  We utilize the services of contract drillers and outsource our accounting functions.  As our company continues to grow, we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared.  Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations.  We have been relying on funding available to us under a line of credit extended by a related party which matures in June 2010.  At December 31, 2010, $425,250 is outstanding under this facility.  The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation at maturity.  Given the small size of our company, the early stage of our operations and our limited revenues, we may find it difficult to raise sufficient capital to meet our needs.  If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

We only began generating revenues from our operations in the fourth quarter of 2009.  We reported a net loss of $1,360,939 for 2009 and we have incurred net losses of approximately $23.8 million since inception through December 31, 2009.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

As described elsewhere herein, we exited shell status in the fourth quarter of 2009.  Our revenue in 2009 includes revenues from oil sales generated through a 27.5% revenue interest in 18 oil wells which we acquired in November 2009.  Because we have expanded our holdings including through leases in which we are the operator which gives us more control over the amount of oil extracted and sold, we anticipate that our revenues will increase significantly in 2010 although we are not able to quantify the amount of any projected increase.  Our revenues in 2010 will also be impacted by the price of oil.  During 2009 the average sales price (including transfers) per unit of oil extracted from wells drilled by us during 2009 was $68.00.

During 2009 we also recognized revenue related to the sale of revenues interests in two oil wells.  We anticipate that we will continue to sell revenue interest to third parties during 2010 as a means to fund our drilling operations and to partially offset the costs of operating the wells.

Our total operating expenses in 2009 increased approximately 88% from 2008.  This increase includes:

•	oil lease operating expense for which there were no comparable expenses in 2008,
•	a decrease in sales, general and administrative expenses which primarily reflects the amortization in 2008 of options granted to Mr. Page under the terms of his employment agreement, and
•
an impairment on developed oil properties we acquired in 2009 which reflects the difference between the reserve report on the properties and the fair market value of the shares of common stock we issued as consideration for our interest.

We anticipate our operating expenses will increase in 2010 which will be reflective of our increased operations.  We are not able at this time, however, to quantify the amount of the expected increase.

Total other expenses increased approximately 135% in 2009 from 2008.  Non- cash expenses associated with derivative liabilities and liquidated damages related to registration rights granted by our prior management continue to have a material impact on our company.  In addition, our interest expense as increased as a result of the increased amounts outstanding under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At December 31, 2009 we had a working capital deficit of $9,515,982 as compared to a working capital deficit of $11,237,029 at December 31, 2008.  The increase in our current assets reflects our exit from shell status during the fourth quarter of 2009.  Our current liabilities includes approximately $6.4 million of accounts payable and approximately $1.0 million of accrued expenses, almost all of which relates to obligations incurred before our company discontinued its previous operations in 2005.  Liquidated damages decreased during 2009 as a result of the expiration of various warrants. We anticipate these non-cash expenses will continue to decrease in 2010 as additional warrants expire.

Cash flows

Net cash used in operating activities in 2009 was $143,362 as compared to $15,677 in 2008 and reflects the commencement of our operations during the fourth quarter of 2009.  We used cash in 2009 to fund accounts receivable which was principally offset by increased accounts payable and accrued expenses.   In 2008, we used cash to reduce our accounts payable which was offset by an increase in accrued expenses.

Net cash used in investing activities in 2009 reflects the purchase of fixed assets.

Net cash provided by financing activities was $136,500 in 2009 as compared to $37,700 in 2008.  In 2009 the increase includes the proceeds from sales of our common stock and increased borrowing under the line of credit with a related party.

Line of Credit

In April 2007 we executed an agreement with Mr. Dan Page whereby we received $250,000 in funds to be advanced through a line of credit which was evidenced by a convertible promissory note.  The note bears interest at a rate of 7.5% per annum and had an original maturity date of April 23, 2008. The initial $250,000 advanced under the credit line is convertible at any time into shares of our common stock at a price per share equal to $0.35.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.  Upon maturity or the conversion of the initial $250,000 principal amount and interest due under the note, we also agreed to issue to Mr. Page a four year warrant to purchase shares of common stock with an exercise price of $0.35 per share in an amount equal to 20% of the total shares issued upon conversion of the note.  On September 27, 2007, Mr. Page amended the note to provide an additional $100,000 of working capital to us. Under the terms of the amendment, the additional $100,000 is convertible into shares of our common stock at a price per share equal to $0.18. As consideration for this increase of availability under the credit line, at such time as the note matures or he converts the additional $100,000 into common stock, we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total shares to be issued upon the conversion of that portion of the note with an exercise price of $0.18 per share.  On May 1, 2009 we entered into a second amendment of the note to provide for an additional $50,000 of working capital to us, bringing the total amount available under the credit line to $400,000. Under the terms of the amendment, the additional $50,000 is convertible into shares of our common stock at a price per share equal to $0.12. As consideration for this extension, upon maturity of the note or at such time as he converts the note we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.12 per share, solely as it relates to this additional $50,000.

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants for resale, but we have not filed the required registration statement. At December 31, 2009 we owed Mr. Page $425,250 of principal and approximately $13,278 of accrued but unpaid interest under this credit line, net of repayments.  Mr. Dan Page is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

Past Due Notes at December 31, 2009

Our liabilities at December 31, 2009 reflect a number of past due obligations which were incurred by us under our former management, including:

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at December 31, 2009 we have accrued liquidated damages in the amount of $526,684 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 15% per annum, with a late payment fee of 6% per month.  At December 31, 2009 we owed Alloy an aggregate of $1,653,369 under this note, which includes principal and accrued but unpaid interest, liquidated damages and late fees;

•           $500,000 principal amount due Mr. L.E. Smith under the terms of a convertible promissory note issued in September 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in September 2006.  This note is in default.  At December 31, 2009 we owed Mr. Smith an aggregate of $649,877 under this note, which includes principal and accrued but unpaid interest.  The principal and interest due under this note are convertible into shares of our common stock at the option of the holder at a conversion price of $0.25 per share; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share which expire in October 2010.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.  At December 31, 2009 we owed Mr. Wood an aggregate of $64,988 under this note, which includes principal and accrued but unpaid interest.

Recent Accounting Pronouncements

On December 31, 2008, the SEC published changes to its rules and interpretations with regards to disclosures by oil and gas exploration companies, effective for annual reports for fiscal years ending on or after December 15, 2009.  Early adoption was not permitted. Key changes include changes to the oil and gas prices used to estimate proved reserves, permitting the disclosure of probable and possible reserves and the use of new technology for determining reserve classification.

In January 2010, the FASB issued Accounting Standards Update No 2010-03, Extractive Activities – Oil and Gas (Topic 932) – Oil and Gas Reserve Estimation and Disclosures. The objective of this amendment is to align the oil and gas reserve estimation and disclosure requirement of extractive activities – oil and gas Topic 932 with the requirements in the SEC’s rule, Modernization of the Oil and Gas Reporting Requirements issued on December 31, 2008. This new accounting guidance improves the reserve estimation and disclosure requirement. These amendments are effective for annual reporting periods ending on or after December 31, 2009. We have adopted these new reporting and disclosure requirements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

On January 21, 2010, Rodefer Moss advised us that it was declining to stand for re-appointment as our independent registered public accounting firm.  Rodefer Moss audited our financial statements for the periods ended December 31, 2008, 2007 and 2006.  Neither the report of Rodefer Moss dated August 19, 2009 on our consolidated balance sheets as of December 31, 2007 and December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended nor the report of Rodefer Moss dated August 21, 2009 on our consolidated balance sheets as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended contained an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that both such reports raised substantial doubts on our ability to continue as a going concern.

During our two most recent fiscal years and the subsequent interim period preceding Rodefer Moss decision not to stand for re-appointment we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which such disagreement if not resolved to the satisfaction of Rodefer Moss would have caused it to make reference to the subject matter of the disagreement in connection with its report.

On January 25, 2010 we engaged Sherb & Co. LLP as our independent registered public accounting firm.  During our two most recent fiscal years and the subsequent interim period prior to retaining Sherb & Co. LLP (1) neither we nor anyone on our behalf consulted Sherb & Co. LLP regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Sherb & Co. LLP did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.  The decision to engage Sherb & Co. LLP as our independent registered public accounting firm was approved by our Board of Directors.

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

Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures. The material weakness identified was that our accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to this material weakness, in preparing our financial statements for the year ended December 31, 2009 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  We do not expect our disclosure controls and procedures to be effective until such time as we hire sufficient, experienced accounting personnel.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of December 31, 2009, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section as well as weaknesses in our internal control over financial reporting.

As described in Note 3 of the Note to Financial Statements include later in this report, on April 12, 2010, our Board of Directors determined that our balance sheet at December 31, 2008 and statement of operations, statement of changes of stockholders’ deficit and statement of changes of cash flow for the year ended December 31, 2008 as filed with the Annual Report on Form 10-K for the year ended December 31, 2008 could no longer be relied upon because these financial statements contained errors.  The identified material weaknesses in our internal control over financial reporting related to insufficient accounting personnel which resulted in these errors.  During 2009 we hired a company that provides outsourced accounting for small public companies such as ours which we believe will remediate the particular weakness in internal control over financial reporting which led to the 2008 restatement.  However, until such time as we hire sufficient personnel who are experienced in the application of GAAP it is possible that we may have errors in our financial statements in future periods.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
Ken Page	37	Chairman of the Board, Chief Executive Officer, President, Secretary
Brad McNeil	42	Director

Ken Page.  Mr. Page has served as Chairman of the Board and Chief Executive Officer of our company since September 2007.  Prior to joining the company, in 2006 Mr. Page was an associate broker with No. 1 Quality Realty in Tennessee. From 2002 to 2006, Mr. Page was a programmer with S &S Precision Inc., a Tennessee manufacturer of industrial molds, tool and die material and packing.

Brad McNeil.  Mr. McNeil has been a member of our Board of Directors since October 2007.  Since 2000 Mr. McNeil has been the Plant Manager for Certified Cylinder, Inc., a Tennessee tank refurbisher.  In addition, during the past 17 years Mr. McNeil has provided part-time field work for independent oil operators.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

We are a small company and we only recently begun operating in the energy sector during the fourth quarter of 2009.  Mr. Page and Mr. McNeil were appointed to our Board of Directors in September 2007 and October 2007, respectively, at the time when we were a shell company.  While Mr. Page and Mr. McNeil have remained members of our Board of Directors, we believe they each remain a good fit for our current needs.  Mr. Page’s family has interests in oil and gas operations in Tennessee and Kentucky and through this family business Mr. Page brought both a practical understanding of the geographic particularities and as well as hands-on experience in our business sector to our Board.  Since beginning operations in the energy sector, his relationships with landowners and independent drilling rig operators have facilitated our ability to quickly expand our business and develop revenue producing operations while conserving our limited capital.  Mc McNeil’s experience in field work with independent oil operators in Tennessee and Kentucky provides him with an enhanced understanding of our operations which provides an additional dimension to his role as an independent director.

Mr. Page serves as both our Chief Executive Officer and as one of the two members of our Board of Directors.  Mr. McNeil is considered an independent director, but is not considered a “lead” independent director.  The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks, that our company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management.  In his role and as independent director, Mr. McNeil meets regularly with Mr. Page to discuss strategy and risks we face and to address any questions or concerns he may have on risk management and any other matters.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  Because we have only two directors, one of which is not independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2009.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2009 and 2008 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2009. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Ken Page 1	2009	66,500	0	0	27,610	0	0	12,000	106,110
	2008	72,000	0	0	247,000	0	0	12,000	331,000

1           Mr. Page has served as our Chief Executive Officer since September 2007.  In September 2009, as part of an amendment to Mr. Page’s employment agreement which is described below, we granted him options to purchase an aggregate of 120,000 shares of our common stock pursuant to our 2009 Equity Compensation Plan which have an exercise price of $0.25 per share.  The options vest in 12 equal monthly installments at the end of each month beginning in September 2009. Those options were valued at $27,610 and this expense is included in the Option Awards column for 2009.  In addition, at each of December 31, 2008 and September 29, 2009 we owed Mr. Page $91,500 and $141,000, respectively, in accrued but unpaid compensation for prior periods. As described below, in September 2009 Mr. Page forgave an aggregate of $44,000 of accrued but unpaid compensation due him from 2008 compensation and accepted five year non-qualified options to purchase an aggregate of 388,000 shares of our common stock granted under our 2009 Equity Compensation Plan valued at $97,000 as full and complete payment for the balance of $97,000 in accrued but unpaid compensation due him.  At December 31, 2009 we owed Mr. Page $11,000 in accrued but unpaid compensation. In 2008 Option Awards represent the grant of options to purchase 3,000,000 shares of our common stock at $0.20 per share pursuant to the terms of his employment agreement.  In both 2009 and 2008, All Other Compensation represents a monthly expense allowance payable to Mr. Page under the terms of his employment agreement.

Employment Agreement with Mr. Page

On September 27, 2007, we entered into an Employment Agreement with Mr. Page whereby he agreed to serve as our Chief Executive Officer and Chairman of our Board of Directors. The Employment Agreement has an initial term of one year and thereafter will automatically be extended for two year periods unless notice of non-renewal is given by either party no later than 30 days prior to the end of the expiration of each term. Under the Employment Agreement, Mr. Page initially was to receive a monthly salary of $6,000, plus $1,000 per month as an expense allowance.

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

On September 29, 2009 we entered into an agreement with Mr. Page pursuant to which certain terms of his Employment Agreement were amended at his request in an effort to assist our company during our development of our new business.  Under Amendment No. 1 to Mr. Page’s Employment Agreement, his base salary was reduced from $72,000 per year to $50,000 per year and we granted him non-qualified options to purchase an aggregate of 120,000 shares of our common stock pursuant to our 2009 Equity Compensation Plan which have an exercise price of $0.25 per share.  The options vest in 12 equal monthly installments at the end of each month beginning in September 2009.

We have not utilized the services of a compensation consultant.

In addition, on September 29, 2009 we also entered into an agreement with Mr. Page whereby he:

•	forgave an aggregate of $44,000 of accrued but unpaid compensation due him, which was treated as a capital contribution, and
•
accepted five year non-qualified options to purchase an aggregate of 388,000 shares of our common stock granted under our 2009 Equity Compensation Plan as full and complete payment for the balance of $97,000 in accrued but unpaid compensation due him.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Ken Page	3,000,000	0	0	0.20	9/27/10	0	0	0	0
	40,000	80,000	0	0.25	9/29/14	0	0	0	0
	388,000	0	0	0.25	9/29/14	0	0	0	0

Stock Option Plans

2004 Stock Incentive Plan

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004.  No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000.  At December 31, 2009 there were outstanding options to purchase 355,000 shares of our common stock at an exercise prices ranging from $0.25 to $0.56 per share.

2009 Equity Compensation Plan

On September 29, 2009 our Board of Directors adopted our 2009 Equity Compensation Plan (the “2009 Plan”). The purpose of the 2009 Plan is to enable our company to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or will be important to our success, an opportunity to acquire a proprietary interest in our company. The types of long-term incentive awards that may be provided under the plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its businesses.  The plan authorizes the grant of (i) options which qualify as incentive stock options under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified options which do not qualify as incentive stock options, (iii) awards of our common stock (iv) and rights to make direct purchases of our common stock which may be subject to certain restrictions. We have reserved 4,800,000 shares of our common stock for issuance upon grants made under the plan. At December 31, 2009 we had options to purchase 688,000 shares of our common stock with exercise prices ranging from $0.12 to $0.25 outstanding under the 2009 Plan.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  Mr. Page, who was an executive officer of our company during 2009, did not receive any compensation specifically for his services as a director.  The following table provides information concerning the compensation of Mr. McNeil for his services as a member of our Board of Directors for 2009.  The value attributable to any option awards is computed in accordance with FASB ASC 718.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brad McNeil (1)	0	0	43,189	0	0	0	43,189

(1)           We granted Mr. McNeil options under our 2009 Plan to purchase 180,000 shares of our common stock at an exercise price of $0.12 per share as compensation for his services to us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 12, 2010, we had 37,970,129 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2010 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Ken Page 1	3,478,000	8.4%
Brad McNeil 2	180,000	*
All officers and directors as a group (two persons)1,2	3,658,000	8.9%
Travis Coomer 3	2,964,285	7.8%
Mitchell Coomer 4	2,435,715	6.4%
Lan Plus Inc. Employee Stock Option Plan 5	4,253,567	11.2%

*           represents less than 1%

1           The number of shares of common stock beneficially owned by Mr. Ken Page includes shares underlying options to purchase:

•	3,000,000 shares of our common stock with an exercise price of $0.20 per share which expire in September 2010,
•	388,000 shares of our common stock with an exercise price of $0.25 per share which expire in September 2014, and
•	90,000 shares of our common stock with an exercise price of $0.25 per share which expire in September 2014.

The number of shares of our common stock owned by Mr. Page excludes options to purchase 30,000 shares of our common stock with an exercise price of $0.25 per share which have not yet vested.

2           The number of shares of common stock beneficially owned by Mr. McNeil includes shares underlying options to purchase 180,000 shares of our common stock with an exercise price of $0.12 per share which expire in September 2014.

3           Mr. Coomer’s address is 1115 Jamestown Street, Suite 3, Columbia, KY  42728.

4           Mr. Coomer’s address is 401 Coomer Road, Columbia, KY  42728.

5           Mr. Alan M. Weismann is the Trustee of the Lan Plus Inc. Employee Stock Option Plan.  The address of the plan is 5306 Valley Road, Rancho Palos Verde, CA  90275.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:	0	n/a	n/a

Plans not approved by shareholders:
2004 Stock Incentive Plan	355,000	$0.383	0
2009 Equity Compensation Plan	688,000	$0.216	4,112,000
Options granted to Ken Page on September 27, 2007	3,000,000	$0.20	0

A description of the 2004 Stock Incentive Plan and the 2009 Equity Compensation Plan is contained earlier in this report under Part III, Item 11. Executive Compensation - Stock Option Plans, and a description of the non-plan options granted to Mr. Page appears under the subsection “Employment Agreement.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

Director Independence

Mr. McNeil is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Rodefer Moss & Co., PLLC for 2009 and Sherb & Co., LLP for 2008 and 2009.

	2009	2008

Audit Fees	$30,000	$16,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$30,000	$16,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.  The totals for 2008 include $9,000 billed by Rodefer Moss & Co., PLLC for 2008 audit fees and $7,500 billed by Sherb & Co., LLP for a reaudit of our 2008 financial statements.

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2009 were pre-approved by the entire Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Designation of Series A Preferred Stock (2)
3.2	Amended and Restated By-Laws (2)
3.3	Certificate of Ownership merging TN-K Energy Group Inc. into Digital Lifestyles Group, Inc. (13)
4.1	Specimen stock certificate for common stock (2)
4.2	Convertible Promissory Note dated April 1, 2005 issued to Alloy Marketing and Promotions, LLC *
4.3	Form of convertible promissory note issued to Mr. L.E. Smith in September 2005 (3)
4.4	Form of common stock purchase warrant issued to Mr. L.E. Smith in connection with convertible promissory note (3)
4.5	Form of $250,000 principal amount 7.5% convertible promissory note issued to Mr. Dan Page in April 2007 (6)
4.6	Form of warrant issued to Mr. Dan Page in connection with $250,000 principal amount 7.5% convertible promissory note issued in April 2007 (5)
4.7	Amendment to Convertible Line of Credit Note (6)
4.8	Second Amendment to Convertible Line of Credit Note dated May 1, 2009 (8)
4.9	Form of Class A Warrant (10)
4.10	Form of convertible promissory note issued to Mr. Robert Wood (3)
4.11	Form of common stock purchase warrant issued to Mr. Wood in connection with convertible promissory note (3)
4.12	Form of common stock purchase warrant issued to Westech Capital (4)
4.13	Form of common stock purchase warrant issued to Tejas Incorporated *
10.1	2004 Stock Incentive Plan (2)
10.2	Form of registration rights agreement in favor of each of Mr. L.E. Smith and Mr. Robert Wood (3)
10.7	Form of Registration Rights Agreement with Mr. Dan Page (5)

10.8	Employment Agreement with Ken Page (6)
10.9	Form of Amendment No. 1 to Employment Agreement with Ken Page (9)
10.10	Agreement with Mr. Ken Page dated September 29, 2009 (9)
10.11	2009 Equity Compensation Plan (9)
10.12	Form of Assignment of Oil and Gas Lease (11)
10.13	Assignments of Oil and Gas Leases (12)
10.14	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Mitchell Coomer, Travis Coomer, Americas Energy Company and TN-K Energy Group, Inc. (14)
10.15	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Travis Coomer Drilling Co. and TN-K Energy Group, Inc. (14)
10.16	Assignment of Oil and Gas Lease (full checkerboard) dated February 2, 2010 by and between Mitchell Coomer and Travis Coomer and TN-K Energy Group, Inc. *
10.17	Registration Rights Agreement dated January 27, 2005 with Alloy Marketing and Promotions, LLC*
16.1	Letter dated January 26, 2010 from Rodefer Moss & Co, PLLC (13)
21.1	Subsidiaries of the registrant (7)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on October 4, 2005.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on September 15, 2004.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on April 26, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on October 9, 2007.
(7)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on August 31, 2009.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on October 5, 2009.
(10)	Incorporated by reference to the Current Report on Form 8-K as filed on October 19, 2009.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on November 12, 2009.
(12)	Incorporated by reference to the Current Report on Form 8-K as filed on December 8, 2009.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on January 26, 2010.
(14)	Incorporated by reference to the Current Report on Form 8-K as filed on February 8, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TN-K Energy Group Inc.
April 13, 2010	By:	/s/ Ken Page
Ken Page, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Name	Positions	Date
/s/ Ken Page Ken Page	Chief Executive Officer, Chief Financial Officer, President, Secretary, director, principal executive officer and principal financial and accounting officer	April 13, 2010
/s/ Brad McNeil Brad McNeil	Director	April 13 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TN-K Energy Group, Inc.

We have audited the accompanying balance sheets of TN-K Energy Group, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the years ended December 31, 2009 and 2008, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that TN-K Energy Group, Inc. will continue as a going concern.  As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional financing to sustain operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants

New York, New York
April 12, 2010

TN-K Energy Group Inc
Balance Sheets

	December 31,
	2009	2008
		restated
ASSETS:
CURRENT ASSETS:
Cash	$7,148	$22,997
Accounts receivable	55,996	-
Sale of well interest receivable	35,000	-
TOTAL CURRENT ASSETS	98,144	22,997

OIL AND GAS PROPERTY (successful efforts method), at cost	734,397	-

EQUIPMENT, net of depreciation	105,917	-
OTHER ASSETS	10,000	-

TOTAL ASSETS	$948,458	$22,997

LIABILITIES AND STOCKHOLDERS' DECICIT:
CURRENT LIABILITIES:
Accounts payable	$6,403,527	6,378,275
Accrued expenses	1,073,664	949,919
Liquidated damages	526,684	2,442,082
Deferred revenue	35,000	-
Notes payable	550,000	550,000
Note payable - related party	425,250	339,750
Convertible - notes payable	600,000	600,000

TOTAL CURRENT LIABILITIES	9,614,125	11,260,026

Derivitive and warrant liabilities	2,624,537	99,903

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized,
none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized,
37,220,129 and 32,223,975 issued and outstanding, respectively	1,116,604	966,719
Additional Paid - In Capital	17,635,992	16,378,210
Unearned ESOP shares	(6,207,000)	(6,207,000)
Accumulated deficit	(23,835,800)	(22,474,861)

TOTAL STOCKHOLDERS' DEFICIT	(11,290,204)	(11,336,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$948,458	$22,997

See accompanying  notes to financial statements.

TN-K Energy Group, Inc.
Statement of Operations

	Year ended December 31,
	2009	2008
		restated
Revenue:
Oil sales	$78,271	$-
Sale of oil and gas leases	35,000	-
	113,271	-

Expense:
Oil lease operating expense	35,719	-
Sales, general and administrative	253,701	354,496
Impairment of developed oil properties	375,341	-
Total operating expenses	664,761	354,496

Loss from operations	(551,490)	(354,496)

Other income (expense):

Gain ( loss ) on derivatives	(2,524,634)	384,877
Settlement of debt / contracts	44,000	9,916
Other income	-	58,895
Liquidated damages	1,915,398	(604,652)
Interest expense	(244,213)	(192,895)
Total other income (expense)	(809,449)	(343,859)

Net loss before taxes	(1,360,939)	(698,355)
Income taxes	-	-
Net loss	$(1,360,939)	$(698,355)

Basic and Diluted loss per common share	$(0.04)	$(0.02)

Weighted average number of common shares outstanding -
Basic	33,042,318	32,223,975
Diluted	33,042,318	32,223,975

See accompanying  notes to financial statements.

TN-K Energy Group Inc
Statement of Cash Flows

	For the Year Ended December 31,
	2009	2008
		restated
Cash Flow From Operating Activities:
Net loss	$(1,360,939)	$(698,355)
Adjustments to net loss:
Depreciation and depletion	18,750	-
Impairment loss on developed oil property	375,341	-
Change in fair value of derivative and liquidating damages liabilities	609,236	219,775
Equity based compensation	164,667	246,932
Gain on settlement of debt / contracts	(44,000)	-

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:

Accounts receivable	(90,996)	-
Deferred revenue	35,000	-
Accounts payable and accrued expenses	149,579	215,971
Net Cash Used in Operating Activities	(143,362)	(15,677)

Cash Flow From Investing Activities:

Purchases of fixed assets	(8,500)	-
Net Cash (Used in) Provided by Investing Activities	(8,500)	-

Cash Flow From Financing Activities:

Sale of common stock	51,000	-
Proceeds from notes payable - related party	85,500	37,700
Net Cash Provided by Financing Activities	136,500	37,700

Net increase (decrease) in cash	(15,362)	22,023

Cash at beginning of period	22,510	487

Cash at end of period	$7,148	$22,510

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing activities:
Common stock issued for oil and gas properties	$1,092,000	$-
Common stock issued for equipment	$100,000	$-

See accompanying  notes to financial statements.

TN-K Energy Group Inc
Statement of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock
	Shares Par Value $0.01	Amount	Shares Par Value $0.03	Amount	Additional Paid-In Capital	Accumulated Deficit	Unearned ESOP shares	Total Stockholders' Deficit
Balance at December 31, 2007 - restated	-	-	32,223,975	$966,719	$16,131,278	$(21,776,506)	$(6,207,000)	$(10,885,509)

Issuance of options	-	-	-	-	246,932	-	-	246,932

Net loss	-	-	-	-	-	(698,355)	-	(698,355)

Balance at December 31, 2008 - restated	-	-	32,223,975	966,719	16,378,210	(22,474,861)	(6,207,000)	(11,336,932)

Issuance of options	-	-	-	-	164,667	-	-	164,667

Sale of common stock	-	-	196,154	5,885	45,115	-	-	51,000

Common stock issued for purchase of oil rights	-	-	4,800,000	144,000	1,048,000	-	-	1,192,000

Net loss	-	-	-	-	-	(1,360,939)	-	(1,360,939)

Balance at December 31, 2009	-	-	37,220,129	$1,116,604	$17,635,992	$(23,835,800)	$(6,207,000)	$(11,290,204)

See accompanying  notes to financial statements.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization

TN-K Energy Group Inc. is an independent energy company engaged in the acquisition and development of crude oil and natural gas reserves and production in the Appalachian Basin and to conduct directly and indirectly through third parties, operations on the properties.  In these Notes, the terms “Company”, “TN-K”, “we”, “us”, “our” and terms of similar import refer to TN-K Energy Group Inc.

The Company made its first acquisition of oil and gas well partial interests in November 2009 and began drilling for oil and gas in December 2009, which resulted in locating oil in all of its drilling efforts in 2009.

Basis of Presentation

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended December 31, 2009 and 2008, the Company has incurred net losses from operations of $(551,490) and $(354,496) respectively, a substantial portion of the debt is in default and has a stockholders’ deficit of $(11,290,204) as of December 31, 2009. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — For purposes of reporting cash flows, we consider cash equivalents to be all highly liquid investments with a maturity of three months or less at the time of purchase. The Company typically has cash in banks in excess of federally insured amounts.

Use of Estimates - Our financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP.  Preparation in accordance with GAAP requires us to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and by the United States Securities and Exchange Commission (SEC) and (2) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other disclosed amounts.  This Note describes our significant accounting policies.  Our management believes the major estimates and assumptions impacting our financial statements are the following:

•	estimates of proven (i.e., reasonably certain) oil and gas reserve quantities, which affect the calculations of amortization and impairment of capitalized costs of oil and gas properties;
•	estimates of the fair value of oil and gas properties we own, particularly properties that we have not yet explored, or fully explored, by drilling and completing wells;
•	estimates of the fair value of stock options at date of grant;
•	estimates of the fair value of the derivative liabilities;
•	estimates as to the future realization of deferred income tax assets; and
•
the assumption required by GAAP that proved reserves and generally proved reserve value for measuring capitalized cost impairment be based on the prices of oil and gas at the end of the reporting period.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

The estimated fair values of our unevaluated oil and gas properties affect the calculation of gain on the sale of material properties and affect our assessment as to whether portions of unevaluated capitalized costs are impaired, which also affects the calculation of recorded amortization and impairment expense with regards to our capitalized costs of oil and gas properties.

The fair value of stock options at the date of grant to employees and members of our Board of Directors is based on judgment as to expected future volatility of our common stock and expected future choices by option holders as to when options are exercised.

Actual results may differ from estimates and assumptions of future events.  Future production may vary materially from estimated oil and gas proved reserves.  Actual future prices may vary significantly from price assumptions used for determining proved reserves and for financial reporting.

Fair Value — The carrying amounts reported in the balance sheets for cash, and accounts receivable approximate fair value because of the immediate or short-term maturity of these financial instruments. Predominately most of the payables are the results of operations and financings of our prior business which ceased operations in 2005, as a result of the undercapitalized nature of our Company and the age of these delinquent payables, we are unable to determine the fair value of these payables.

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms.  Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At December 31, 2009 and 2008, management had determined no allowance for uncollectible receivables was necessary. At December 31, 2009 we had accounts receivable $55,996 and $35,000 of receivables from the sale of a partial interest in an oil well. We did not have any accounts receivable at December 31, 2008.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of December 31, 2009, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO for the years ended December 31, 2009:

2009
Asset retirement obligation beginning of year	$-
Liabilities incurred	10,000
Liabilities settled	-
Accretion	-
Revisions in estimated liabilities	-

Asset retirement obligation end of year	$10,000

Current portion of obligation end of year	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs directly associated with property acquisition, exploration and development.  We did not have any oil and gas properties and operations at December 31, 2008.  Internal costs that are capitalized in 2009, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells are capitalized. Upon the sale or retirement of oil and gas properties, the cost and accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

Capitalized costs of oil and gas properties evaluated as having, or not having, proved reserves are amortized in the aggregate by country using the unit-of-production method based upon estimated proved oil and gas reserves.  For amortization purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil.  Amortizable costs include estimates of future development costs of proved undeveloped reserves.  The costs of properties not yet evaluated are not amortized until evaluation of the property.  We make such evaluations for a well and associated lease rights when it is determined whether or not the well has proved oil and gas reserves.  Other unevaluated properties are evaluated for impairment as of the end of each calendar quarter based upon various factors at the time, including drilling plans, drilling activity, management’s estimated fair values of lease rights by project, and remaining lives of leases.

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed a ‘ceiling’ amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, the excess is charged to earnings as an impairment expense, net of its related reduction of the deferred income tax provision.  The present value of estimated future net cash flows is computed by applying period-end oil and gas prices of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures (at period-end rates) to be incurred in developing and producing the proved reserves and assuming continuation of economic conditions existing at period-end. SEC guidance allows the ceiling to be increased for subsequent events occurring reasonably before the filing date of the affected financial statements and indicative that capitalized costs were not impaired at period-end.  Such subsequent events are increased oil and gas prices and the proving up of additional reserves on properties owned at period-end.  The present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.

Equipment — We record at cost any long-lived tangible assets that are not oil and gas property.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  We have not recognized any impairment losses on non oil and gas long-lived assets.

Impairment — The accounting guidance, Accounting for the Impairment and Disposal of Long-Lived Assets, requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the successful efforts method of accounting (which we use) are excluded from this requirement but continue to be subject to the successful efforts method’s impairment rules.

Income Taxes — We account for income taxes under the accounting guidance, Accounting for Income Taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. We have recorded a full valuation allowance for the net operating loss carryforwards, as a result of no predictable taxable income.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

Revenue Recognition and Gas Balancing — We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We recognize the sale of the partial interests in our oil and gas wells once the terms of such contract have been fulfilled. We did not have any oil and gas production during 2008.

Major Customers — During 2009, we had one major customer, accounting for 100% of oil and gas sales.  We did not have any major customers in 2008.  Because there are other purchasers that are capable of and willing to purchase our oil and gas and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil and gas production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Derivative Financial Instruments - Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the Laurus notes entered into on November 30, 2004 and the Alloy note. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at December 31, 2009 and 2008 totaled $2,624,537 and $99,903, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At December 31, 2009 and 2008 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179% - 364%, risk free interest rate of 2.11% - 4.83%, and expected life of 3-10 years.

The accounting guidance establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

•	Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

The fair value of our financial instruments at December 31, 2009 and 2008 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2008	$-	$	$99,903

Derivative securities – December 31, 2009	$-	$	$2,624,537

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period.  Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The options and warrants excluded from the 2009 and 2008 per share computation were 6,919,924 and 11,008,847, respectively, as if included it would have been anti-dilutive.

Concentration of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash.  We maintain substantially all cash assets at one financial institution.  We periodically evaluate the credit worthiness of financial institutions, and maintain cash accounts only in large high quality financial institutions. We believe that credit risk associated with cash is remote.  The Company is exposed to credit risk in the event of nonpayment by counter parties, a significant portion of which are concentrated in energy related industries. The creditworthiness of customers and other counter parties is subject to continuing review.

Share-Based Compensation — We adopted the accounting guidance for, Share-Based Payments, on a modified prospective basis. The accounting guidance requires publicly-held companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation to employees, consistent with the rules for options to non-employees.

Reclassification — Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2009 financial statement presentation.  Such reclassifications have had no effect on net income (loss).

Recent Accounting Pronouncements

On December 31, 2008, the SEC published changes to its rules and interpretations with regards to disclosures by oil and gas exploration companies, effective for annual reports for fiscal years ending on or after December 15, 2009.  Early adoption is not permitted. Key changes include changes to the oil and gas prices used to estimate proved reserves, permitting the disclosure of probable and possible reserves and the use of new technology for determining reserve classification.

In January 2010, the FASB issued Accounting Standards Update No 2010-03, Extractive Activities – Oil and Gas (Topic 932) – Oil and Gas Reserve Estimation and Disclosures. The objective of this amendment is to align the oil and gas reserve estimation and disclosure requirement of extractive activities – oil and gas Topic 932 with the requirements in the Securities and Exchange Commission’s rule, Modernization of the Oil and Gas Reporting Requirements issued on December 31, 2008. This new accounting guidance improves the reserve estimation and disclosure requirement. These amendments are effective for annual reporting periods ending on or after December 31, 2009. We have adopted these new reporting and disclosure requirements

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

All other newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 — PRIOR PERIOD ADJUSTMENT

On April 12, 2010, the Board of Directors of TN-K Energy Group, Inc. determined that the balance sheet at December 31, 2008 and the statement of operations, statement of changes in stockholders’ deficit and statement of cash flows for the year ended December 31, 2008 included in its Annual Report on Form 10-K for the year ended December 31, 2008 as previously filed with the Securities and Exchange Commission could no longer be relied upon because of errors in these financial statements.  The errors related to (i) an error in the computation of the amount of liquidated damage resulting in an additional expense being recorded in the amount of $604,652, (ii) an error in the number of outstanding warrants at December 31, 2008, resulting in a decrease of warrants presented by 9,775,992, which impacted the related footnote disclosure, and (iii) an error in the number of issued and outstanding shares of our common stock at December 31, 2008, resulting in a decrease of 1,000,000 shares as being recorded as outstanding.  We determined that as a result of the net impact of the correction of these errors on our statement of operations, that we had underestimated the non-cash expense related to the liquidated damages and derivative liabilities by $604,652.  The error in the number of outstanding shares of our common stock at December 31, 2008 also resulted in a reclassification of amounts between paid in capital and additional paid in capital.
The effect of correcting these accounting errors on the statement of operations and the statement of cash flows for the year ended December 31, 2008 previously included in the Annual Report on Form 10-K for the year ended December 31, 2008 are shown in the table below.  The balance sheet error was predominately the reclass from common stock to additional paid in capital for the par value of the 1,000,000 shares not outstanding. The correction of these errors resulted in the corresponding changes within the statement of stockholders’ deficit for 2008. The balance sheet at December 31, 2008 and the statement of operations, statement of stockholders’ deficit and statement of cash flows for the year ended December 31, 2008 have been restated to correct the 2008 accounting errors.

	December 31, 2008
	As filed	Adjustment to Restate	Restated
Statement of Operations Data
Other income (expense)
Liquidated damages	$-	$(604,652)	$(604,652)
Total other income (expense)	$260,793	(604,602)	$(343,859)
Net loss before taxes	$(93,703)	(602,652)	$(698,355)
Net Loss	$(93,703)	(602,652)	$(698,355)

NOTE 4 — OIL AND GAS PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$225,905	$-
Evaluated costs	514,659	-
Asset retirement costs	10,000	-
	750,564	-

Furniture, equipment and software	108,500	-
	108,500	-

Less accumulated depreciation, depletion and amortization	(18,750)	-

Oil and gas property and equipment	$840,314	$-

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

Unevaluated Oil and Gas Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Net Costs
Year Incurred	Incurred
Year ended December 31, 2009	$225,905
Year ended December 31, 2008	-
Prior to 2008	-

$225,905

Costs associated with unevaluated properties are primarily lease acquisition costs. No dry holes were  drilled in 2009.  Costs of $33,905 for wells-in-progress were incurred in 2009.  There are no unevaluated costs relating to significant development activities.  We anticipate that all of the $33,905 of costs for wells-in-progress will be reclassified in 2010 as evaluated costs.  Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

Prospect leasing and acquisition normally require one to three years, and the subsequent evaluation normally requires an additional one to three years.

Acquisitions of oil and gas properties

In October 2009 we entered into an Oil and Gas Lease with an unrelated third party for approximately 10.5 acres in Overton County, Tennessee.  We are required to pay the lessor a royalty equal to one-eighth of all oil produced and saved from the wells drilled on the leased premises based upon the market value of the oil.  We are also required to pay the lessor a royalty equal to one-eighth of the market value of gas produced for any new wells drilled by us and the lessor is entitled to gas free of charge from any gas well for use on the leased property.

In October 2009 we entered into an Oil and Gas Lease with an unrelated third party for approximately 32.7 acres in Clinton County, Kentucky.  Upon execution of the lease we tendered the lessor $2,500.  We are required to deliver 15% of the oil produced and saved from the leased property, or at the lessor’s option, pay him a one-eighth royalty of the market price of the oil we extract from the site.  In addition, we are required to pay the lessor 15% of the market price of gas produced from the site.

In November 2009 we entered into an Assignment of Oil and Gas Lease with two unrelated third parties which has resulted in our company acquiring a 27.5% revenue interest in 18 oil wells, together with a 27.5% interest of all equipment located on the wells, including tanks, well head and pumps, flow lines and all other equipment used to operate the wells in exchange for 4,000,000 shares of our common stock.

In December 2009 we entered into Assignments of Oil and Gas Leases which has resulted in the company acquiring a 27.5% net working interest in eight locations on approximately 738 acres, together with a 27.5% interest of all equipment to be located on drilling sites, including tanks, well head and pumps, flow lines and all other equipment used to operate the wells.  Under the terms of the agreement, we are responsible for 32% of all costs for the drilling, completion and operation of the wells to be drilled on these locations.  We issued the assignors an aggregate of 800,000 shares of our common stock as consideration.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

In December 2009 we entered into an Oil and Gas Lease with an unrelated third party for approximately 14.3 acres of land in Clinton County, Kentucky. We paid the lessor $200 at the time the lease was executed and we are required to pay the lessor a royalty equal to one-eighth of all oil produced and sold from the wells drilled on the leased premises based upon the market value of the oil.  We are also required to pay the lessor a royalty equal to one-eighth of the market value of gas produced for any new wells drilled by us on acreage and the lessor is entitled to gas free of charge from any gas well for use on the respective leased property.

In December 2009 we entered into an Oil and Gas Lease with an unrelated third party for approximately 56.43 acres in Clinton County, Kentucky.  We paid the lessor $200 at the time the lease was executed and we are required to pay the lessor a royalty equal to one-eighth of all oil produced and sold from the wells drilled on the leased premises based upon the market value of the oil.  We are also required to pay the lessor a royalty equal to one-eighth of the market value of gas produced for any new wells drilled by us on acreage and the lessor is entitled to gas free of charge from any gas well for use on the respective leased property.

Property Acquisition, Exploration and Development Costs

Information relating to the Company’s costs incurred in its oil and gas operations during the year ended December 31, 2009 and 2008 is summarized as follows:

	2009	2008
Property acquisition costs, unproved properties	$192,000	$-
Property acquisition costs, proved properties	514,659	-
Exploration costs	-	-
Asset retirement costs	10,000	-
Development costs	33,905	-

	$750,564	$-

Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property.  Exploration costs include the costs of geological and geophysical activity, and drilling and equipping exploratory wells.  Development costs include drilling and other costs incurred within a proved area of oil and gas. We review and determine the cost basis of drilling prospects on a drilling location basis.

Impairment of Oil and Gas Properties

We use the successful efforts-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total capitalized costs (net of related deferred income taxes) exceed a “ceiling” as described in Note 3.

Our initial ceiling test calculation as of December 31, 2009, using oil and gas prices on that date indicated an impairment of our oil and natural gas properties of approximately $.375 million, net of income tax.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

Amortization Rate

Amortization of oil and gas property is calculated quarterly based on the quarter’s production in barrels of oil equivalent (“BOE”) times an amortization rate.  The amortization rate is an amortization base divided by the BOE sum of proved reserves at the end of the quarter and production during the quarter.  The amortization base consists of (i) the capitalized evaluated oil and gas costs at the end of the quarter before recording any impairment at quarter’s end, plus (ii) estimated future development costs for the proved reserves, less (iii) accumulated amortization at the beginning of the quarter.  For 2009, the annual average amortization rates were $14.05, per BOE.
The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for the years ended December 31, 2009:

2009
Amortization of costs for evaluated oil and gas properties	$16,167
Depreciation of office equipment, furniture and software	2,583

Total DD&A expense	$18,750

The resulting depletion and depreciation costs of $18,750 for 2009, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

In April 2007 we executed an agreement with Mr. Dan Page whereby we received $250,000 in funds to be advanced through a line of credit which was evidenced by a convertible promissory note.  The note bears interest at a rate of 7.5% per annum and had an original maturity date of April 23, 2008. The initial $250,000 advanced under the credit line is convertible at any time into shares of our common stock at a price per share equal to $0.35.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.  Upon maturity or the conversion of the initial $250,000 principal amount and interest due under the note, we also agreed to issue to Mr. Page a four year warrant to purchase shares of common stock with an exercise price of $0.35 per share in an amount equal to 20% of the total shares issued upon conversion of the note.  On September 27, 2007, Mr. Page amended the note to provide an additional $100,000 of working capital to us. Under the terms of the amendment, the additional $100,000 is convertible into shares of our common stock at a price per share equal to $0.18. As consideration for this increase of availability under the credit line, at such time as the note matures or he converts the additional $100,000 into common stock, we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total shares to be issued upon the conversion of that portion of the note with an exercise price of $0.18 per share.  On May 1, 2009 we entered into a second amendment of the note to provide for an additional $50,000 of working capital to us, bringing the total amount available under the credit line to $400,000. Under the terms of the amendment, the additional $50,000 is convertible into shares of our common stock at a price per share equal to $0.12. As consideration for this extension, upon maturity of the note or at such time as he converts the note we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.12 per share, solely as it relates to this additional $50,000.

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants, but we have not filed the required registration statement. At December 31, 2009 we owed Mr. Page $425,250 of principal and approximately $13,278 of accrued but unpaid interest under this credit line.  Mr. Dan Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

On November 30, 2004, we entered into a $7,500,000 secured credit facility with Laurus Master Fund, L.P. (“Laurus”). The facility consisted of a $4,750,000 convertible revolving note and a $2,750,000 convertible term note. We initially borrowed approximately $3,542,000 under this facility, for proceeds of $3,255,000 net of issuance costs of $287,000. The proceeds represented $2,750,000 under the convertible term note and $792,000 under the convertible revolving note. These funds were used to fund the repayment of existing short-term financing. The outstanding balance of the revolving note and the principal balance of the term note are convertible into shares of our common stock, subject to certain limitations set forth in the agreement based upon the stock's trading volume and Laurus' ownership position. The conversion price of the notes is $0.39 per share, which is a premium over the average closing price of our common stock over the ten trading days preceding the execution of the agreement, with conversion reset rights if we issue any shares for less than the initial conversion price. In connection with the credit facility, we also issued to Laurus warrants to purchase up to 3,846,154 shares of our common stock at $0.44 per share We agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of our common stock issuable to Laurus upon conversion of the term note and exercise of the warrants. Failure to file such a registration statement timely and to maintain its effectiveness will subject us to liquidated damages as defined in the registration rights agreement. Because we did not have a currently effective registration statement, in accordance with the accounting guidance we recorded a liability as liquidated damages for failure to register the underlying shares.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

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

Through December 31, 2009, we had accrued $526,685 of liquidated damages as interest expense under this agreement. Under the provisions of the accounting guidance for, “Accounting for Contingencies” and “Accounting for Registration Payment Arrangements”,
Convertible notes payable are summarized as follows at December 31,:
	2009	2008
Convertible note payable to a third party with an interest rate of 7% per annum, due September 19, 2006, net of unamortized
debt discount of $0	$500,000	$500,000

Convertible note payable to a third party with an interest rate of 7% per annum, due October 27, 2006, net of unamortized
debt discount of $0	50,000	$50,000

Convertible line of credit note payable to a third party with an interest rate
of 7.5% per annum, due June 30, 2010	425,250	339,850

Convertible note payable to Alloy, default interest rate of 18% per annum, payable upon demand	600,000	600,000

	$1,575,250	$1,489,850

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

NOTE 6 — INCOME TAXES

We account for income taxes under the accounting guidance, “Accounting for Income Taxes,” which provides for an asset and liability approach in accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

Income tax expenses and effective income tax rates for the years ended December 31, 2009 and 2008 consist of the following :

	2009	2008
Current taxes ( federal and state benefit)	$(522,000)	$(267,000)
Permanent differences	441,000	179,000
Valuation allowance	81,000	88,000

Income tax expense (reduction)	$-	$-

Income (loss) before income taxes	$(1,360,939)	$(698,355)
Effective income tax rate	0%	0%

The effective income tax rate for the years ended December 31, 2009 and 2008 differ from the U.S. Federal statutory income tax rate as follows:

	2009		2008
Federal statutory income tax rate	34%		34%
State income taxes, net of federal benefit	4%		4%
Permanent differences	(32%	)	(26%	)
Valuation allowance	(6%	)	(12%	)

Effective income tax rate	-		-

For federal income tax purposes, exploration and production companies usually deduct when incurred all intangible costs of drilling and completing wells. However, such companies are allowed the annual option of capitalizing portions of such costs and amortizing the capitalized costs over sixty months or over oil and gas reserves. We anticipate that amortization of the capitalized intangible costs will not significantly reduce future percentage depletion, which current tax law generally limits to the respective producing property’s income net of the amortization.

A 50% or more change in ownership of the Company over a three year period may result in a limitation as the portion of the net operating losses to be used in any given year. We may have triggered a limitation of the use of our net operating losses under IRC Section 382. We have yet to make such determination if in fact our portion of our net operating losses have been limited by past ownership changes.

The Company has net operating loss carryforwards as of December 31, 2009 and 2008 of $45.5 million and $45.3 million, respectively. These net operating loss carryforwards expire at various dates through 2029. The related deferred tax assets of $17.4 million and $17.3 million have been fully reserved, primarily due to the lack of recurring income from operations.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

We did not issue any shares of common stock in 2008.

In October 2009 we sold 196,154 shares of our common stock in private transactions resulting in gross proceeds to us of $51,000.

In November 2009 we issued 4,000,000 shares of our common stock as consideration for an Assignment of Oil and Gas Lease with two unrelated third parties.

In December 2009 we issued 800,000 shares of our common stock as consideration for Assignments of Oil and Gas Leases with two unrelated third parties.

Warrants

In October 2009, in connection with the sale of our common stock in private transactions, we issued the purchasers three year Series A Common Stock Purchase Warrants to purchase an aggregate of 39,231 shares of our  common stock with an exercise price of $0.31 per share.

Stock Options

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004.  No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000.  At December 31, 2009 there were outstanding options to purchase [405,000] shares of our common stock at an exercise prices ranging from $0.25 to $0.56 per share.

On September 29, 2009 our Board of Directors adopted our 2009 Equity Compensation Plan (the “2009 Plan”). The plan authorizes the grant of (i) options which qualify as incentive stock options under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified options which do not qualify as incentive stock options, (iii) awards of our common stock (iv) and rights to make direct purchases of our common stock which may be subject to certain restrictions. We have reserved 4,800,000 shares of our common stock for issuance upon grants made under the plan.

On September 29, 2009, in connection with an amendment to his employment agreement, we granted our CEO non-qualified options to purchase an aggregate of 120,000 shares of our common stock pursuant to our 2009 Plan which have an exercise price of $0.25 per share.  The options vest in 12 equal monthly installments at the end of each month beginning in September 2009.

On September 29, 2009 we also entered into an agreement with our CEO pursuant to which we granted him five year non-qualified options to purchase an aggregate of 388,000 shares of our common stock granted under our 2009 Plan as payment for $97,000 in accrued but unpaid compensation due him.  These options vested immediately.

On September 29, 2009 we also granted a member of our Board of Directors five year non-qualified options to purchase 180,000 shares of our common stock pursuant to our 2009 Plan which have an exercise price of $0.12 per share as compensation for his services to us.  These options vested immediately.

At December 31, 2009 we had options to purchase 688,000 shares of our common stock with exercise prices ranging from $0.12 to $0.25 outstanding under the 2009 Plan.

 TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	11,187,515	$0.39
Granted	-	-
Exercised	-	-
Expired or cancelled	(178,668)	0.45
Outstanding at December 31, 2008	11,008,847	$0.39
Granted	727,231	0.12-0.31
Exercised	-	-
Expired or cancelled	(4,816,154)	0.25-1.20
Outstanding at December 31, 2009	6,919,924	$0.31

Information, at date of issuance, regarding stock option grants during the year ended December 31, 2009.

Year ended December 31, 2009	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Exercise price exceeds market price	-	$-	$-
Exercise price equals market price	547,231	$$0.25	$$0.23
Exercise price is less than market price	180,000	$0.12	$0.22

The following table summarizes information about options outstanding and exercisable at December 31, 2009:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $0.24	3,180,000	2.75	$0.12	3,090,000
$0.25 - $0.50	3,659,924	2.19	0.20	3,659,924
$0.51 - $1.00	80,000	6.08	$0.56	80,000

	6,919,924	0.31	$0.387	6,829,924

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for five to ten years from the grant date.

The intrinsic value of these options and warrants at December 31, 2009 and 2008 was $1,232,240 and $0, respectively.

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

On December 1, 1999, we established a leveraged ESOP that covered all employees who completed 1,000 or more hours of service in a Plan year. To establish the plan, the ESOP borrowed $10,000,000 from Mr. Teng, then our majority stockholder, which we then used to purchase all of our outstanding preferred stock (a total of 1,350,000 shares) from Mr. Teng at the then estimated fair value, $7.41 per share. The preferred stock was convertible into common stock at an exchange rate of 1 share of preferred stock to 3.12828 shares of common stock, and in September 2004, the ESOP converted all of its preferred stock to common stock. We received no funds from the formation of the ESOP; however, we were required to record the ESOP's liability on our books as we had guaranteed the ESOP debt (see below), in accordance with the accounting guidance, "Employers' Accounting for Employee Stock Ownership Plans." Under the accounting guidance, we recorded an unearned employee benefit expense related to the cost basis of unreleased shares (determined based on the portion of the ESOP loan obligation not yet repaid by the ESOP – see below), and, as such, we recorded it as a reduction to stockholders' equity, "Unearned ESOP shares."

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

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

Common shares held by the ESOP as of December 31:

(in thousands)
	2009	2008
Allocated shares	1,613	1,613
Shares released from allocation	0	0
Unreleased (unearned) shares	2,641	2,641

Total ESOP shares	4,254	4,254

The fair value of unreleased (unearned shares) at December 31, 2009 and 2008 (based on closing price of our stock) was $1,280,885 and $31,692

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the years ended December 31, 2009 and 2008, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period. Our ESOP plan did not have an effect on our calculation of diluted earnings per share for the years ended December 31, 2009 and 2008.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company purchased partial interests in oil and gas wells, in November and December 2009, through the issuance of 4,800,000 shares of common stock. The sellers of these partial interests also perform well drilling services for the exploration of new wells on an ongoing basis for the Company.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

The Company may be subject to various possible contingencies, which are derived primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make future adjustments.

The Company continually evaluates its leasehold interests, therefore certain leases may be abandoned by the Company in the normal course of business.

The Company has been involved in litigation from time to time as a result of the failure to make payments on certain of its past due debts. Overall management believes the net recorded value of its past due payables adequately cover the total financial exposure of the past due payables.

The Company has entered into a one year employment arrangement with its CEO, in September 2007, with automatic annual renewals. The employment arrangement required a monthly salary of $6,000 and a monthly expense allowance of $1,000, with 3,000,000 stock options issued. These stock options vest from March 2008 to September 2008 and have a $0.20 exercise price for three years. In September 2009, this employment agreement was amended to reduce the monthly salary to be $4,167.67 a month and an additional 120,000 options were issued with an exercise price of $0.25, vesting 10,000 options monthly commencing in September 2009.

NOTE 11 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED)

Other than the proved developed producing reserves described below which relate to the working interest in the 18 producing wells in Green County, Kentucky which the Company acquired in November 2009, at each of December 31, 2009 and 2008 the Company did not have any proved developed or proved undeveloped reserves.  The information presented below regarding the Company’s proved developed producing reserves were prepared by independent petroleum engineering consultants. All reserves are located within the continental United States.

Proved Developed Producing Reserves
Reserve Classification	Estimated Remaining Net Reserves Oil (STB)	Future Net Reserves		Fair Market Value
		Total	Present Worth Discounted @ 10%
Proved Developed Producing	21,210	$933,555	$652,721	$524,659

Present worth discounted at 10% (PV-10 Value) is the estimated present worth of the future net revenues from our proved developed producing reserves before income taxes, discounted at 10% per annum.  PV-10 Value is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows.  PV-10 Value is widely used by security analysts and investors when evaluating oil and natural gas companies.  Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies.  PV-10 Value is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes.

Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the year ended December 31, 2009 are presented in table below.  We did not have any proved developed or undeveloped reserves of oil or gas in 2008.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

December 31, 2009	Oil (BBLS)	Gas (MCF)
Beginning of year	-	-
Revisions of previous quantity estimates	-	-
Extensions, discoveries and improved recoveries	-	-
Acquisitions	21,210
Sales of reserves in place	-	-
Production	(1,151)	-

Proved developed reserves at end of year	20,059	-

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

	2009	2008
Future cash inflows	$1,450,458	-
Future costs:		-
Production	(451,719)	-
Development		-
Future income tax expense	(65,275)	-
	933,464	-
Future net cash flows
10% discount factor	(280,743)	-

Standardized measure of discounted future net cash flows relating to proved reserves	$652,721	-

The principal sources of changes in the standardized measure of discounted future net cash flows during the year ended December 31, 2009 and 2008 are as follows:

	2009	2008
Beginning balance	$-
Sales, net of production costs	(42,652)	-
Net changes in prices and production costs	-	-
Sales of minerals in place	-	-
Acquisitions	695,373	-
Development costs incurred during the year	-	-
Changes in estimated future development costs	-	-
Revisions in previous quantity estimates	-	-
Accretion of discount	-	-
Change in income taxes	-	-
Change in other	-	-

Ending balance	$652,721	-

 TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of the accounting guidance.  Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs (including the estimated asset retirement obligation) are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.  Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities.  Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of the Company’s proved oil and gas properties.

NOTE 12 -                      SUBSEQUENT EVENTS - Unaudited

In January 2010 we completed a 10 well checkerboard lease acquisition in Green County, Kentucky with Americas Energy Company - AECo and the owners of the leased rights to these wells.  Under the terms of this latest agreement, we will receive a 20% net working interest in the 10 well acquisition at no initial cost per location to the company and we will be the operator of the wells.

In January 2010 we sold a 50% working interest in Todd Anderson Well #2 to an unrelated third party for $35,000 and the purchaser is responsible for 58% of the costs of the well.

In February 2010 we entered into a checkerboard well drilling location assignments covering the entire 738 acres of the JR and Pansy Clark Lease in Green County, Kentucky.  Under the terms of this agreement, we have a 27.5% net interest in each well location and we are responsible for paying 32% of the cost for drilling, completion, operation and permitting of these wells.  As consideration for this Assignment, we issued an aggregate of 425,000 shares of our common stock.

In February 2010 we acquired an 81.25% working interest in approximately 27 acres, which includes one existing producing well, and 100% of certain equipment necessary to operate and produce oil on the lease which is also located in Green County, Kentucky in exchange for 175,000 shares of our common stock.

In February 2010 we sold a 50% working interest in the Betty Hadley Well #1 to an unrelated third party for $35,000 and the purchaser is responsible for 58% of the costs of the well.

In February 2010 the holder of a warrant for 100,000 shares exercisable at $0.475 per share exercised the warrant resulting in cash proceeds to the company of $47,500.

In February 2010 the holder of a warrant for 50,000 shares exercisable at $0.35 per share exercised the warrant resulting in cash proceeds to the company of $17,500.

In March 2010, the Company has entered into a one year consulting arrangement for services to be rendered from time to time by a related party who is also a principal shareholder of the Company and the father of the Company’s CEO for an annual fee of $25,000.

We have evaluated the subsequent events through April 12, 2010 for disclosure purposes.