Form 10-Q
period 2010-03-31
TN-K ENERGY GROUP INC.
filed 2010-05-14
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Yes [ ] No [√]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  41,131,178 shares of common stock are issued and outstanding as of May 13, 2010.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under  Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc..  In addition, when used herein and unless specifically set forth to the contrary, “2009” refers to the year ended December 31, 2009 and “2010” refers to the year ending December 31, 2010.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.
TN-K Energy Group Inc
 Balance Sheets
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$106,720	$7,148
Accounts receivable	44,128	55,996
Sale of well interest receivable	-	35,000
TOTAL CURRENT ASSETS	150,848	98,144

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,165,003	734,397

EQUIPMENT, net of depreciation	103,623	105,917
OTHER ASSETS	10,000	10,000

TOTAL ASSETS	$1,429,474	$948,458

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$6,448,479	6,403,527
Accrued expenses	1,109,108	1,073,664
Liquidated damages	553,314	526,684
Deferred revenue	7,500	35,000
Notes payable	550,000	550,000
Note payable - related party	400,000	425,250
Convertible - notes payable	600,000	600,000

TOTAL CURRENT LIABILITIES	9,668,401	9,614,125

Derivative and warrant liabilities	2,337,659	2,624,537

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized,
none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized,
37,970,129 and 37,220,129 issued and outstanding, respectively	1,139,104	1,116,604
Additional Paid - In Capital	18,103,560	17,635,992
Unearned ESOP shares	(6,207,000)	(6,207,000)
Accumulated deficit	(23,612,250)	(23,835,800)

TOTAL STOCKHOLDERS' DEFICIT	(10,576,586)	(11,290,204)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,429,474	$948,458

See accompanying  notes to financial statements.

TN-K Energy Group, Inc.
Statement of Operations
(Unaudited)

	Three months ended March 31,
	2010	2009
		restated
Revenue:
Oil sales	$104,248	$-
Well Services	11,688	-
Sale of oil and gas leases	105,000	-
	220,936	-

Expense:
Oil lease operating expense	93,203	-
Sales, general and administrative	115,529	23,687
Total operating expenses	208,732	23,687

Income / (Loss) from operations	12,204	(23,687)

Other income (expense):

Gain on derivatives	286,878	5,176
Other income	-	7,000
Liquidated damages	(26,630)	(148,685)
Interest expense	(48,902)	(42,997)
Total other income (expense)	211,346	(179,506)

Net income / (loss) before taxes	223,550	(203,193)
Income taxes	-	-
Net Income / (loss )	$223,550	$(203,193)

Basic and Diluted loss per common share	$0.01	$(0.01)

Weighted average number of common shares outstanding -
Basic	37,671,759	32,223,975
Diluted	44,441,683	32,223,975

See accompanying notes to financial statements.

TN-K Energy Group Inc
Statement of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2010	2009
		restated
Cash Flow From Operating Activities:
Net income / (loss)	$223,550	$(203,193)
Adjustments to net loss:
Depreciation and depletion	26,575	-
Change in fair value of derivative and liquidating damages liabilities	(260,248)	143,509
Equity based compensation	5,068	-

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:

Accounts receivable	11,868	-
Deposits	35,000	-
Deferred revenue	(27,500)	-
Accounts payable and accrued expenses	80,396	59,497
Net Cash Provided by / (Used in) Operating Activities	94,709	(187)

Cash Flow From Investing Activities:
Purchase of oil and gas rights	(97,285)	-
Sale of oil and gas rights	63,998
Purchases of fixed assets	(1,600)	-
Net Cash (Used in) Provided by Investing Activities	(34,887)	-

Cash Flow From Financing Activities:

Proceeds for excersise of warrants	65,000	-
Repayments of notes payable - related party	(25,250)	-
Net Cash Provided by Financing Activities	39,750	-

Net increase (decrease) in cash	99,572	(187)

Cash and cash equivalents at beginning of period	7,148	22,997

Cash and cash equivalents at end of period	$106,720	$22,810

Supplemental cash flow information:

Cash paid for interest	$17,912	$-
Cash paid for taxes	$-	$-

Non-cash financing activities:
Common stock issued for oil and gas properties	$410,000	$-

See  accompanying notes to financial statements.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March  31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009
(Unaudited)

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

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The financial statements are presented on the accrual basis.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(10,576,586) as of March 31, 2010. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms.  Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At March 31, 2010 and December 31, 2009, management had determined no allowance for uncollectible receivables was necessary. At March 31, 2010 and December 31, 2009 we had accounts receivable and receivables from the sale of a partial interest in oil wells of $44,128, $0, $55,996 and $35,000, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of March 31, 2010 and December 31, 2009, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO for the three months ended March 31, 2010:

Asset retirement obligation beginning of period	$10,000
Liabilities incurred	5,000
Liabilities settled	-
Accretion	-
Revisions in estimated liabilities	-

Asset retirement obligation end of period	$15,000

Current portion of obligation end of period	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs directly associated with property acquisition, exploration and development.    Internal costs that are capitalized at March 31, 2010 and December 31 2009, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

Revenue Recognition and Gas Balancing — We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We recognize the sale of the partial interests in our oil and gas wells once the terms of such contract have been fulfilled. We did not have any oil and gas production during the three months ended March 31, 2009.

Major Customers — During 2009 and the three months ended March 31, 2010, we had one major customer, accounting for 100% of oil and gas sales.  Because there are other purchasers that are capable of and willing to purchase our oil and gas and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil and gas production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Derivative Financial Instruments - Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the Laurus notes entered into on November 30, 2004 and the Alloy note. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at March 31, 2010 and December 31, 2009 totaled $2,337,659 and $2,624,537, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At March 31, 2010 and December 31, 2009 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179% - 364%, risk free interest rate of 2.11% - 4.83%, and expected life of 3-10 years.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2009	$-	$-	$2,624,537

Derivative securities – March 31, 2010	$-	$-	$2,337,636

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period.  Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The options and warrants excluded from the March 31, 2009  per share computation were 6,192,693 as if included it would have been anti-dilutive. There were dilutive securities of 6,769,924 at March 31, 2010.
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

Reclassification — Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the March 31, 2010 financial statement presentation.  Such reclassifications have had no effect on net income (loss).

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

The effect of correcting these accounting errors on the statement of operations and the statement of cash flows for the three months ended March 31, 2009 previously included in the Form 10-Q for the three months ended March 31, 2009 are shown in the table below.  The balance sheet error was predominately the reclassification from common stock to additional paid in capital for the par value of the 1,000,000 shares not outstanding. The correction of these errors resulted in the corresponding changes within the statement of stockholders’ deficit for 2008.   The balance sheet at March 31, 2009 and the statement of operations, statement of stockholders’ deficit and statement of cash flows for the three months ended March 31, 2009 have been restated to correct the 2008 accounting errors.

	March 31, 2009
	As filed	Adjustment to Restate	Restated
Statement of Operations Data
Other income (expense)
Liquidated damages	$-	$(148,685)	$(148,685)
Total other income (expense)	$(30,821)	(148,685)	$(179,506)
Net loss before taxes	$(54,508)	(148,685)	$(203.193)
Net Loss	$(54,508)	(148,685)	$(203,193)

NOTE 4 — OIL AND GAS PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$689,192	$225,905
Evaluated costs	514,659	514,659
Asset retirement costs	10,000	10,000
	1,213,851	750,564

Furniture, equipment and software	110,100	108,500
	110,100	108,500

Less accumulated depreciation, depletion and amortization	(45,325)	(18,750)

Oil and gas property and equipment	$1,278,626	$840,314

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

Amortization Rate

Amortization of oil and gas property is calculated quarterly based on the quarter’s production in barrels of oil equivalent (“BOE”) times an amortization rate.  The amortization rate is an amortization base divided by the BOE sum of proved reserves at the end of the quarter and production during the quarter.  The amortization base consists of (i) the capitalized evaluated oil and gas costs at the end of the quarter before recording any impairment at quarter’s end, plus (ii) estimated future development costs for the proved reserves, less (iii) accumulated amortization at the beginning of the quarter.  For the three months ended March 31, 2010, the annual average amortization rates were $14.05  per BOE.

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for the years ended March 31, 2010:

March 31. 2010
Amortization of costs for evaluated oil and gas properties	$22,681
Depreciation of office equipment, furniture and software	3,894

Total DD&A expense	$26,575

The resulting depletion and depreciation costs of $26,575 for the three months ended March 31, 2010, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

In September 2005 we executed a convertible promissory note with Mr. L.E. Smith under the terms of a convertible promissory which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in September 2006.   At March 31, 2010 and December 31, 2009 we owed Mr. Smith an aggregate of $ 658,507 and $649,877, respectively under this note, which includes principal and accrued but unpaid interest.  The principal and interest due under this note are convertible into shares of our common stock at the option of the holder at a conversion price of $0.25 per share.

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

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants, but we have not filed the required registration statement. At March 31, 2010 and December 31, 2009 we owed Mr. Page $400,000 and $425,250, respectively of principal and approximately $3,077 and $13,278, respectively of accrued but unpaid interest under this credit line.  Mr. Dan Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

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

Through March 31, 2010 and December 31, 2009, we had accrued $553,314 and $526,685, respectively of liquidated damages as interest expense under this agreement. Under the provisions of the accounting guidance for, “Accounting for Contingencies” and “Accounting for Registration Payment Arrangements ”.

Convertible notes payable are summarized as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Convertible note payable to a third party with an interest rate of 7% per annum, due September 19, 2006, net of unamortized
debt discount of $0	$500,000	$500,000

Convertible note payable to a third party with an interest rate of 7% per annum, due October 27, 2006, net of unamortized
debt discount of $0	50,000	$50,000

Convertible line of credit note payable to a third party with an interest rate
of 7.5% per annum, due June 30, 2010	400,000	425,250

Convertible note payable to Alloy, default interest rate of 18% per annum, payable upon demand	600,000	600,000

	$1,550,000	$1,575,250

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

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

In February 2010 the holder of a warrant for 50,000 shares exercisable at $0.35 per share exercised the warrant resulting in cash proceeds to the company of $17,500. The Company extended the holders remaining warrants till December 2010. The Company incurred an expense of $5,068.

Stock Options

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004.  No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000.  At March 31, 2010 there were outstanding options to purchase 405,000 shares of our common stock at an exercise prices ranging from $0.25 to $0.56 per share.

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

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	11,008,847	$0.39
Granted	727,231	0.12-0.31
Exercised	-	-
Expired or cancelled	(4,816,154)	0.25-1.20
Outstanding at December 31, 2009	6,919,924	$0.31
Granted	-
Exercised	(150,000)	.44
Expired or cancelled	-
Outstanding at March 31, 2010	6,769,924	$.30

We extended the term of 50,000 warrants expiring in June 2010 to December 2010.

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

Common shares held by the ESOP as of March 31, 2010 and December 31, 2009 are as follows:

(in thousands)
	March 31, 2010	December 31, 2009
Allocated shares	1,613	1,613
Shares released from allocation	0	0
Unreleased (unearned) shares	2,641	2,641

Total ESOP shares	4,254	4,254

The fair value of unreleased (unearned shares) at March 31, 2010 and December 31, 2009  (based on closing price of our stock) was $1,914,300 and $1,280,885, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the three months ended March 31, 2010 and the year ended December 31, 2009 , we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period. Our ESOP plan did not have an effect on our calculation of diluted earnings per share for the three months ended March 31, 2010 or the year ended December 31, 2009.

NOTE 8 — RELATED PARTY TRANSACTIONS

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

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

NOTE 10 ─ SUBSEQUENT EVENTS

On April 27, 2010 Mr. L.E. Smith converted the $500,000 principal amount convertible promissory note and all accrued but unpaid interest due under the note into an aggregate of 2,561,049 shares of our common stock based upon a conversion price of $0.25 per share in accordance with the terms of the note originally issued in September 2005.

On May 6, 2010 we entered into Assignments of Oil and Gas Lease with third parties covering 10 additional well locations on the checkerboard lease which were originally retained by them in the February 2010 transaction.  Under the terms of the Assignment of Oil and Gas Lease, we acquired these additional locations at $25,000 each.  We will have a 27.5% net interest in the 10 additional well locations and we are responsible to pay 32% of all costs for drilling, completion, operating and permitting of the wells.  We will be the operators of these wells.  As full and complete consideration for these interests, we issued the assignors an aggregate of 500,000 shares of our common stock valued at $0.50 per share for a total of $250,000.  In addition, we issued the assignors 100,000 shares of our common stock valued at $0.50 per share as a prepayment for drilling, completion and operations costs at these well locations in the amount of $50,000.

We have evaluated the subsequent events through May 13, 2010 for disclosure purposes.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the first quarter of 2010 and the first quarter of 2009 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 as previously filed with the Securities and Exchange Commission.  e use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our growth strategy is to focus on our operational growth in our core area, to convert our unproved reserves to proved reserves and to continue our acreage acquisitions while maintaining balanced, prudent financial management.  Our drilling and exploration efforts are primarily centered around two checkerboard leases on the JR and Pansy Clark Lease in Clinton County, Kentucky which when we acquired the leases during the first quarter of 2010 provided an estimated 65 net unproved drilling locations based upon an four acre well spacing.  During the second quarter of 2010 we acquired 10 additional well locations on the checkerboard that the assignors had originally retained.  As of May 11, 2010, we have a total of nine wells with some level of producing operations on locations in which we are the well operator and working interests in an additional 15 wells.  In addition, our current lease holdings have an additional estimated 75 net unproved drilling locations.  During the remainder of 2010 we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate.

To date, we have experienced a high success rate in our exploration and drilling efforts while maintaining low drilling and development costs.  There are no assurances, however, that we will be able to continue this trend.  There are also no assurances that our existing wells will continue to produce at their initial levels. To date, while our oil exploration and drilling locations have also located natural gas deposits in quantities which may be commercially viable.

In addition to the challenges faced by small independent oil and gas companies, we also face a number of challenges in executing our business model which are particular to our company.  At March 31, 2010 our balance sheet includes approximately $6.9 million of past due debt and liquidated damages that relates to the prior business of our company before those operations were discontinued in 2005.  Subsequent to March 31, 2010 the holder of a $500,000 convertible note converted that note, together with the accrued interest of approximately $142,000, into 2,562,049 shares of our common stock in accordance with the original terms of the note.  None of these remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company.  We do not have the resources to satisfy these obligations.  If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction.  In 2009 we recognized an impairment of $375,000 net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction.  Given our limited cash resources, it is likely that we will continue to use equity to expand our holdings during 2010 which will further dilute our existing stockholders and possibly result in additional one-time impairments of the assets acquired.

We also face the challenge of limited personnel and diversion of our management’s time and attention.  We only have one employee, our CEO.  We utilize the services of contract drillers and outsource our accounting functions.  As our company continues to grow, we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared.  Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations.  We have been relying on funding available to us under a line of credit extended by a related party which matures in June 2010.  At March 31, 2010, $400,000 is outstanding under this facility.  The holder of the note has orally agreed to extend the note for an additional one year period.  We will enter into an extension agreement with him prior to the current maturity date.  The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation at maturity.  Given the small size of our company, the early stage of our operations and our limited revenues, we may find it difficult to raise sufficient capital to meet our needs.  If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

We only began generating revenues from our operations in the fourth quarter of 2009.  While we reported a net loss of $1,360,939 for 2009 and we have incurred net losses of approximately $23.6 million since inception through March 31, 2010, we reported net income of $223,550 for the first quarter of 2010.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

We exited shell status and began our operations in the energy industry in the fourth quarter of 2009.  Our revenue in the first quarter of 2010 includes revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest.  During the first quarter of 2010 the average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $65.00.  Our revenues from oil sales were adversely impacted during the first quarter of 2010 as a result of inclement weather with hindered our drilling operations.  Given the location of our wells, we anticipate that winter weather conditions may impact our drilling operations during the first quarter of our fiscal years in future periods as well.

During the first quarter of 2010 we also recognized revenue related to the sale of revenues interests in one oil well.  We anticipate that we will continue to sell revenue interest to third parties during 2010 as a means to fund our drilling operations and to partially offset the costs of operating the wells.

Our total operating expenses in the first quarter of 2010 increased approximately 781% from the comparable quarter in 2009.  This increase includes oil lease operating expense for which there were no comparable expenses in the 2009 period.  We anticipate that these expenses will continue to increase in future periods as we expand our drilling operations.  During the first quarter of 2010 our sales, general and administrative expenses increased approximately 387% from the comparable period in 2009.  This increase is primarily attributable to professional fees and expenses associated with expanding our lease holdings and our reporting obligations under federal securities laws, as well as our general overhead expenses which have increased as a result of our operations.  Included in sales, general and administrative expenses during the first quarter of 2010 is a one-time non-cash expense of approximately $5,000 related to our extension of the expiration period of an outstanding warrant.  We anticipate our operating expenses will continue to increase in the balance of 2010 which will be reflective of our increased operations.  We are not able at this time, however, to quantify the amount of the expected increase.

Included in our total other income during the first quarter of 2010 is a gain on derivatives of approximately $287,000 as compared to a loss on derivatives of approximately $5,200 during the first quarter of 2009.  Gain (loss) on derivatives consists of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 07-05 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as other income in those periods.

Other income in the first quarter of 2009 represented royalties received for the use of our name under a marketing and license agreement which expired in January 2009 for which there was no comparable income in the comparable 2010 period.

Liquidated damages are related to registration rights granted by our prior management and while they decreased in the first quarter of 2010 as compared to the first quarter of 2009 as a result of the expiration of certain of the instruments under which the registration rights were granted, these expenses continue to have a material impact on our company.

Our interest expense as increased as a result of the increased amounts outstanding under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At March 31, 2010 we had a working capital deficit of $9,517,553 as compared to $9,515,982 at December 31, 2009.  Our current liabilities includes approximately $6.4 million of accounts payable and approximately $1.1 million of accrued expenses, almost all of which relates to obligations incurred before our company discontinued its previous operations in 2005.  The increase in liquidated damages reflects the accruals for the first quarter of 2010.

Cash flows

Net cash provided by operating activities in the first quarter of 2010 was $94,709 as compared to net cash used in operating activities of $187 in the first quarter of 2009.  The change reflects the commencement of our operations during the fourth quarter of 2009.  We used cash in the first quarter of 2010 to reduce our accounts receivables which was offset by an increase in deferred revenue and accounts payable and accrued expenses.   In the first quarter of 2009, we offset our loss from operations with an increase in accrued expenses and a reduction in our derivative liabilities.

Net cash used in investing activities in the first quarter of 2010 reflects the purchase of oil and gas leases and fixed assets, net of the sale of working interest in certain of our wells.

Net cash provided by financing activities in the first quarter reflects proceeds from the exercise of outstanding warrants offset by a repayment of a portion of the balance due under the credit line with Mr. Dan Page which is described below.

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

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants for resale, but we have not filed the required registration statement. At March 31, 2010 we owed Mr. Page $400,000 of principal and approximately $3,077 of accrued but unpaid interest under this credit line, net of repayments.  As set forth above, we will enter into an agreement with Mr. Page prior to the maturity date to extend the note term for an additional year. Mr. Dan Page is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

Past Due Notes at March 31, 2010

Our liabilities at March 31, 2010 reflect a number of past due obligations which were incurred by us under our former management, including:

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at March 31, 2010 we have accrued liquidated damages in the amount of $553,314 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 15% per annum, with a late payment fee of 6% per month.  At March 31, 2010 we owed Alloy an aggregate of $1,153,515 under this note, which includes principal and accrued but unpaid interest, liquidated damages and late fees; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share which expire in October 2010.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.  At March 31, 2010 we owed Mr. Wood an aggregate of $65,851 under this note, which includes principal and accrued but unpaid interest.

While we had a past due note in the amount of $500,000 to Mr. L.E. Smith at March 31, 2010, this note has subsequently been converted into equity as described elsewhere herein.

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

Item 4T.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures. The material weakness identified was that our accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to this material weakness, in preparing our financial statements for the period ended March 31, 2010, 2009 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  We do not expect our disclosure controls and procedures to be effective until such time as we hire sufficient, experienced accounting personnel.

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

None.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                Submission of Matters to a Vote of Security Holders.

None.

Item 5.                                Other Information.

On April 27, 2010 the holder of a $500,000 principal amount convertible promissory note converted the principal and all accrued but unpaid interest due under the note into an aggregate of 2,561,049 shares of our common stock based upon a conversion price of $0.25 per share in accordance with the terms of the note originally issued in September 2005.

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

TN-K ENERGY GROUP INC.

May 13, 2010	By:	/s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer