Form 10-Q
period 2010-06-30
TN-K ENERGY GROUP INC.
filed 2010-08-23
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  41,131,178 shares of common stock are issued and outstanding as of August 18, 2010.

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

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

TN-K Energy Group Inc
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$161,200	$7,148
Accounts receivable	43,039	55,996
Sale of well interest receivable	-	35,000
Prepaid expenses	7,084	-
TOTAL CURRENT ASSETS	211,323	98,144

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,559,593	734,397

EQUIPMENT, net of depreciation	107,951	105,917
OTHER ASSETS	10,000	10,000

TOTAL ASSETS	$1,888,867	$948,458

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$4,650,978	6,403,527
Accrued expenses	1,153,384	1,073,665
Liquidated damages	580,240	526,684
Deferred revenue	-	35,000
Notes payable	50,000	550,000
Note payable - related party	400,000	425,250
Convertible - notes payable	600,000	600,000

TOTAL CURRENT LIABILITIES	7,434,602	9,614,125

Derivative and warrant liabilities	1,312,791	2,624,537

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized,
none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized,
41,131,178 and 37,220,129 issued and outstanding, respectively	1,233,935	1,116,604
Additional Paid - In Capital	18,948,991	17,635,992
Unearned ESOP shares	(6,207,000)	(6,207,000)
Accumulated deficit	(20,834,452)	(23,835,800)

TOTAL STOCKHOLDERS' DEFICIT	(6,858,526)	(11,290,204)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,888,867	$948,458

See accompanying notes to financial statements.

TN-K Energy Group, Inc.
Statement of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		restated		restated
Revenue:
Oil sales	$158,013	$-	$262,261	$-
Well Services	-	-	11,688	-
Sale of oil and gas leases	106,688	-	211,688	-
	264,701	-	485,637	-

Expense:
Cost of oil and gas leases sold	43,340	-	43,340	-
Cost of oil sales	31,036	-	124,239	-
Sales, general and administrative	48,547	34,088	164,076	61,781
Total operating expenses	122,923	34,088	331,655	61,781

Income / (Loss) from operations	141,778	(34,088)	153,982	(61,781)

Other income (expense):

Gain / (loss) on derivatives	1,024,868	(105,229)	1,311,746	(100,053)
Other income	-	-	-	6,000
Gain on retirement of accounts payable	1,808,865	-	1,808,865	-
Gain on conversion of debt	24,382	-	24,382	-
Liquidated damages	(26,926)	(150,337)	(53,556)	(299,022)
Interest expense	(41,415)	(42,997)	(90,317)	(85,994)
Total other income (expense)	2,789,774	(298,563)	3,001,120	(479,069)

Net income / (loss) before taxes	2,931,552	(332,651)	3,155,102	(540,850)
Income taxes	153,754	-	153,754	-
Net Income / (loss )	$2,777,798	$(332,651)	$3,001,348	$(540,850)

Basic and Diluted loss per common share	$0.07	$(0.01)	$0.08	$(0.02)

Weighted average number of common shares outstanding -
Basic	40,133,944	32,223,975	38,924,058	32,223,975
Diluted	46,903,868	32,223,975	45,693,982	32,223,975

See accompanying notes to financial statements.

TN-K Energy Group Inc
Statement of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2010	2009
		restated
Cash Flow From Operating Activities:
Net income / (loss)	$3,001,348	$(540,850)
Adjustments to net income / (loss):
Depreciation and depletion	78,384	-
Change in fair value of derivative and liquidating damages liabilities	(1,258,190)	399,075
Equity based compensation	5,068	-
Gain on retirement of accounts payable	(1,808,865)
Gain on conversion of debt and accrued interest to common stock	(24,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:

Accounts receivable	12,957	-
Deposits	35,000	-
Deferred revenue	(35,000)	-
Accounts payable and accrued expenses	300,680	118,744
Net Cash Provided by / (Used in) Operating Activities	307,000	(23,031)

Cash Flow From Investing Activities:
Purchase of oil and gas rights	(246,836)	-
Sale of oil and gas rights	63,998	-
Purchases of fixed assets	(9,860)	-
Net Cash (Used in) Investing Activities	(192,698)	-

Cash Flow From Financing Activities:

Proceeds for excersise of warrants	65,000	-
Proceeds of notes payable - related party		10,000
Repayments of notes payable - related party	(25,250)	-
Net Cash Provided by Financing Activities	39,750	10,000

Net increase (decrease) in cash	154,052	(13,031)

Cash and cash equivalents at beginning of period	7,148	22,997

Cash and cash equivalents at end of period	$161,200	$9,966

Supplemental cash flow information:

Cash paid for interest	$17,912	$-
Cash paid for taxes	$-	$-

Non-cash financing activities:
Common stock issued for oil and gas properties	$600,000	$-
Equity issued for debt	$640,262	$-
Common stock issued for drilling costs	$120,000	$-

See accompanying notes to financial statements.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization

TN-K Energy Group Inc. is an independent energy company engaged in the acquisition and development of crude oil reserves and production in the Appalachian Basin and to conduct directly and indirectly through third parties, operations on the properties.  In these Notes, the terms “Company”, “TN-K”, “we”, “us”, “our” and terms of similar import refer to TN-K Energy Group Inc.

The Company made its first acquisition of oil and gas well partial interests in November 2009 and began drilling for oil and gas in December 2009, which resulted in locating oil in all of its drilling efforts in 2009.

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 310 under subpart A of Regulation S-K . Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The financial statements are presented on the accrual basis.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(6,858,526) as of June 30, 2010. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At June 30, 2010 and December 31, 2009, management had determined no allowance for uncollectible receivables was necessary. At June 30, 2010 and December 31, 2009 we had accounts receivable and receivables from the sale of a partial interest in oil wells of $43,039 and $55,996, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

such monies related to the asset retirement obligations as of June 30, 2010 and December 31, 2009, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO for the six months ended June 30, 2010:

Asset retirement obligation beginning of period	$10,000
Liabilities incurred	5,000
Liabilities settled	-
Accretion	-
Revisions in estimated liabilities	-

Asset retirement obligation end of period	$15,000

Current portion of obligation end of period	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at June 30, 2010 and December 31 2009, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition and Gas Balancing — We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We recognize the sale of the partial interests in our oil and gas wells once the terms of such contract have been fulfilled. We did not have any oil and gas production during the six months ended June 30, 2009.

Major Customers — During 2009 and the six months ended June 30, 2010, we had two customers, accounting for 100% of oil and gas sales.  Because there are other purchasers that are capable of and willing to purchase our oil and gas and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil and gas production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Derivative Financial Instruments - Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the Laurus notes entered into on November 30, 2004 and the Alloy note. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at June 30, 2010 and December 31, 2009 totaled $1,312,791 and $2,624,537, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At June 30, 2010 and December 31, 2009 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179% - 364%, risk free interest rate of 2.11% - 4.83%, and expected life of 3-10 years.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2009	$-	$-	$2,624,537

Derivative securities – June 30, 2010	$-	$-	$1,312,791

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period.  Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The options and warrants excluded from the June 30, 2009 per share computation were 6,192,693 as if included it would have been anti-dilutive. There were dilutive securities of 6,769,924 at June 30, 2010.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Compensation — We adopted the accounting guidance for, Share-Based Payments, on a modified prospective basis. The accounting guidance requires publicly-held companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation to employees, consistent with the rules for options to non-employees.

Reclassification — Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the June 30, 2010 financial statement presentation.  Such reclassifications have had no effect on net income (loss).

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

In January 2010, the FASB issued Accounting Standards Update No 2010-03, Extractive Activities – Oil and Gas (Topic 932) – Oil and Gas Reserve Estimation and Disclosures . The objective of this amendment is to align the oil and gas reserve estimation and disclosure requirement of extractive activities – oil and gas Topic 932 with the requirements in the Securities and Exchange Commission’s rule, Modernization of the Oil and Gas Reporting Requirements issued on December 31, 2008. This new accounting guidance improves the reserve estimation and disclosure requirement. These amendments are effective for annual reporting periods ending on or after December 31, 2009. We have adopted these new reporting and disclosure requirements

All other newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 — PRIOR PERIOD ADJUSTMENT

On April 12, 2010, the Board of Directors of the Company determined that the balance sheet at December 31, 2008 and the statement of operations, statement of changes in stockholders’ deficit and statement of cash flows for the year ended December 31, 2008 included in its Annual Report on Form 10-K for the year ended December 31, 2008 as previously filed with the Securities and Exchange Commission could no longer be relied upon because of errors in these financial statements.  The errors related to (i) an error in the computation of the amount of liquidated damage resulting in an additional expense being recorded in the amount of $604,652, (ii) an error in the number of outstanding warrants at December 31, 2008, resulting in a decrease of warrants presented by 9,775,992, which impacted the related footnote disclosure, and (iii) an error in the number of issued and outstanding shares of our common stock at December 31, 2008, resulting in a decrease of 1,000,000 shares as being recorded as outstanding.  We determined that as a result of the net impact of the correction of these errors on our statement of operations, that we had underestimated the non-cash expense related to the liquidated damages and derivative liabilities by $604,652.  The error in the number of outstanding shares of our common stock at December 31, 2008 also resulted in a reclassification of amounts between paid in capital and additional paid in capital.

The effect of correcting these accounting errors on the statement of operations and the statement of cash flows for the six months ended June 30, 2009 previously included in the Form 10-Q for the six months ended June 30, 2009 are shown in the table below.  The balance sheet error was predominately the reclassification from common stock to additional paid in capital for the par value of the 1,000,000 shares not outstanding. The correction of these errors resulted in the corresponding changes within the statement of stockholders’ deficit for 2008.     The balance sheet at June 30, 2009 and

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 3 — PRIOR PERIOD ADJUSTMENT (CONTINUED)

the statement of operations, statement of stockholders’ deficit and statement of cash flows for the six months ended June 30, 2009 have been restated to correct the 2008 accounting errors.

	For the Three Months Ended June 30, 2009
	As filed	Adjustment to Restate	Restated
Statement of Operations Data
Other income (expense)
Liquidated damages	$-	$(150,337)	$(150,337)
Total other income (expense)	$(148,226)	(150,337)	$(298,563)
Net loss before taxes	$(182,314)	(150,377)	$(332,651)
Net Loss	$(182,314)	(150,377)	$(332,651)

	For the Six Months Ended June 30, 2009
	As filed	Adjustment to Restate	Restated
Statement of Operations Data
Other income (expense)
Liquidated damages	$-	$(299,022)	$(299,022)
Total other income (expense)	$(180,047)	(299,022)	$(540,850)
Net loss before taxes	$(241,828)	(299,022)	$(540,850)
Net Loss	$(241,828)	(299,022)	$(540,850)

NOTE 4 — OIL AND GAS PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,047,829	$225,905
Evaluated costs	577,320	514,659
Asset retirement costs	15,000	10,000
	1,640,149	750,564

Furniture, equipment and software	118,360	108,500
	118,360	108,500

Less accumulated depreciation, depletion and amortization	(80,966)	(18,750)

Oil and gas property and equipment	$1,677,543	$840,314

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 4 — OIL AND GAS PROPERTY AND EQUIPMENT (CONTINUED)

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 4 — OIL AND GAS PROPERTY AND EQUIPMENT (CONTINUED)

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

Amortization Rate

Amortization of oil and gas property is calculated quarterly based on the quarter’s production in barrels of oil equivalent (“BOE”) times an amortization rate.  The amortization rate is an amortization base divided by the BOE sum of proved reserves at the end of the quarter and production during the quarter.  The amortization base consists of (i) the capitalized evaluated oil and gas costs at the end of the quarter before recording any impairment at quarter’s end, plus (ii) estimated future development costs for the proved reserves, less (iii) accumulated amortization at the beginning of the quarter.  For the six months ended June 30, 2010, the annual average amortization rates were $14.05  per BOE.

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for the six months ended June 30, 2010:

June 30, 2010
Amortization of costs for evaluated oil and gas properties	$70,558
Depreciation of office equipment, furniture and software	7,826

Total DD&A expense	$78,384

The resulting depletion and depreciation costs of $31,708 and $70,588 for the three and six months ended June 30, 2010, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

In September 2005 we executed a convertible promissory note with Mr. L.E. Smith under the terms of a convertible promissory which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in September 2006.   At December 31, 2009 we owed Mr. Smith an aggregate of $649,877 under this note, which includes principal and accrued but unpaid interest.  The principal and interest due under this note are convertible into shares of our common stock at the option of the holder at a conversion price of $0.25 per share.  On April 27, 2010 Mr. L.E. Smith converted the $500,000 principal and accrued interest $164,644 into an aggregate of 2,561,049 shares of our common stock based upon a conversion price of $0.25 per share in accordance with the terms of

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

the note originally issued in September 2005. The Company recorded a gain on conversion of notes payable in the amount of $24,382 at June 30, 2010.

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

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants, but we have not filed the required registration statement. On June 29, 2010 Mr. Page extended the due date of the note to December 31, 2010.

At June 30, 2010 and December 31, 2009 we owed Mr. Page $400,000 and $425,250, respectively of principal and approximately $10,557 and $13,278, respectively of accrued but unpaid interest under this credit line.  Mr. Dan Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

Through June 30, 2010 and December 31, 2009, we had accrued $580,240 and $526,685, respectively of liquidated damages as interest expense under this agreement. Under the provisions of the accounting guidance for, “Accounting for Contingencies” and “Accounting for Registration Payment Arrangements”.

Convertible notes payable are summarized as follows at June 30, 2010 and December 31, 2009:

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

	June 30, 2010		December 31, 2009
Convertible note payable to a third party with an interest rate of 7% per annum, due September 19, 2006, net of unamortized
debt discount of $0	$		$500,000

Convertible note payable to a third party with an interest rate of 7% per annum, due October 27, 2006, net of unamortized
debt discount of $0		50,000	$50,000

Convertible line of credit note payable to a third party with an interest rate
of 7.5% per annum, due December 31, 2010		400,000	425,250

Convertible note payable to Alloy, default interest rate of 18% per annum, payable upon demand		600,000	600,000

		$1,050,000	$1,575,250

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

In February 2010 we entered into a checkerboard well drilling location assignments covering the entire 738 acres of the JR and Pansy Clark Lease in Green County, Kentucky.  Under the terms of this agreement, we have a 27.5% net interest in each well location and we are responsible for paying 32% of the cost for drilling, completion, operation and permitting of these wells. As part of the consideration we received prepaid drilling costs of $50,000. As consideration for this Assignment and prepaid drilling costs, we issued an aggregate of 425,000 shares of our common stock.

In February 2010 we acquired an 81.25% working interest in approximately 27 acres, which includes one existing producing well, and 100% of certain equipment necessary to operate and produce oil on the lease which is also located in Green County, Kentucky in exchange for 175,000 shares of our common stock.

In April 2010 Mr. L.E. Smith converted the $500,000 principal amount convertible promissory note and all accrued but unpaid interest due under the note into an aggregate of 2,561,049 shares of our common stock based upon a conversion price of $0.25 per share in accordance with the terms of the note originally issued in September 2005.

On May 6, 2010 we entered into Assignments of Oil and Gas Lease with third parties covering 10 additional well locations on the checkerboard lease which were originally retained by them in the February 2010 transaction.  Under the terms of the Assignment of Oil and Gas Lease, we acquired these additional locations at $25,000 each.  We will have a 27.5% net interest in the 10 additional well locations and we are responsible to pay 32% of all costs for drilling,

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 6 — STOCKHOLDERS’ EQUITY (CONTINUED)

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

Stock Options

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004.  No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000.  At June 30, 2010 there were outstanding options to purchase 405,000 shares of our common stock at an exercise prices ranging from $0.25 to $0.56 per share.

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

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 6 — STOCKHOLDERS’ EQUITY (CONTINUED)

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	11,008,847	$0.39
Granted	727,231	0.12-0.31
Exercised	-	-
Expired or cancelled	(4,816,154)	0.25-1.20
Outstanding at December 31, 2009	6,919,924	$0.31
Granted	-
Exercised	(150,000)	.44
Expired or cancelled	-
Outstanding at June 30, 2010	6,769,924	$.30

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)

Common shares held by the ESOP as of June 30, 2010 and December 31, 2009 are as follows:

(in thousands)
	June 30, 2010	December 31, 2009
Allocated shares	1,613	1,613
Shares released from allocation	-	-
Unreleased (unearned) shares	2,641	2,641

Total ESOP shares	4,254	4,254

The fair value of unreleased (unearned shares) at June 30, 2010 and December 31, 2009 (based on closing price of our stock) was $977,170 and $1,280,885, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the six months ended June 30, 2010 and the year ended December 31, 2009 , we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period. Our ESOP plan did not have an effect on our calculation of diluted earnings per share for the three and six months ended June 30, 2010 or the year ended December 31, 2009.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2010 and December 31, 2009 and for the three and Six months ended June 30, 2010 and 2009
(Unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has been involved in litigation from time to time as a result of the failure to make payments on certain of its past due debts. Overall management believes the net recorded value of its past due payables adequately cover the total financial exposure of the past due payables.

NOTE 10 ─ GAIN ON RETIREMENT OF ACCOUNTS PAYABLE

In the three months ended June 30, 2010 the Company recorded a gain on accounts payable of $1,808,865.  Based upon the opinions of counsel, the Company has recorded a write-off of the payables attributed to our operations which were discontinued in 2005.

NOTE 11 ─ SUBSEQUENT EVENTS

We have evaluated the subsequent events for disclosure purposes.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 as previously filed with the Securities and Exchange Commission.  e use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are an independent oil exploration and production company, engaged in acquiring oil leases and exploring and developing crude oil reserves and production in the Appalachian basin.  We began our operations in the fourth quarter of 2009.  We concentrate our operations in Kentucky and Tennessee primarily in the Murfreesboro, Knox and Wells Creek formations, although we also have assets located in the Granville, Stones River and Sunbrook formations.  All of these formations are primary known producing formations. Our drilling and exploration efforts are primarily centered around two checkerboard leases on the JR and Pansy Clark Lease in Clinton County, Kentucky which when we acquired the leases during the first quarter of 2010 provided an estimated 65 net unproved drilling locations based upon an four acre well spacing.  During the second quarter of 2010 we acquired 10 additional well locations on the checkerboard that the assignors had originally retained.  As of June 30, 2010 we had a total of 25 wells with some level of producing operations on locations in which we are the well operator and working interests in an additional 18 wells.  In addition, our current lease holdings have an additional estimated 66 net unproved drilling locations.

Our growth strategy is to focus on our operational growth in our core area, to convert our unproved reserves to proved reserves and to continue our acreage acquisitions while maintaining balanced, prudent financial management.  We outsource all of our drilling and exploratory work to third parties which has significantly reduced our cash needs.  We are subject, however, to the risks that personnel or equipment necessary for our operations is not readily available in the timeframe we require which could adversely impact our revenues in future periods.  To provide additional capital for our operations, during the second quarter of 2010 we sold a 50% interest in of Todd Anderson #3 for $35,000, with the purchaser also assuming the obligation to pay 58% of the completion costs of the well, excluding drilling costs.  We also sold 50% of Ernest Dishman Well #1 to an investment group for $60,000.  We used the funds from these two transactions for operations.

During the second quarter of 2010 we drilled eight development and exploratory wells as compared to seven development and exploratory wells drilled in the first quarter of 2010.  During the first quarter of 2010 we experienced a high success rate in our exploration and drilling efforts while maintaining low drilling and development costs. While we have been able to continue to control our drilling and development costs, of the 13 new wells drilled during the second quarter of 2010 five were non-producing.  In addition, during the second quarter of 2010 production from wells drilled in the first quarter was inconsistent, with the number of barrels of oil per day declining substantially from initial production levels.  We are continuing to undertake repair and remediation work on these wells, but there are also no assurances that we will be able to return production at these wells at their initial levels.

During the remainder of 2010 we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate.  In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company.  At June 30, 2010 our balance sheet includes approximately $5 million of past due debt and liquidated damages that relates to the prior business of our company before those operations were discontinued in 2005, which is net of $1.8 million of aged payments which we wrote off during the quarter.  None of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company.  We do not have the resources to satisfy these obligations.  If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction.  In 2009 we recognized an impairment of $375,000 net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction.  During the first and second quarters of 2010 we issued an aggregate of 150,001 shares of our common stock valued at $120,000 for prepaid drilling costs in an effort to maximize our available working capital.  Given our limited cash resources, it is likely that we will continue to use equity to expand our holdings and pay costs which will further dilute our existing stockholders and possibly result in additional one-time impairments of the assets acquired.

We also face the challenge of limited personnel and diversion of our management’s time and attention.  We only have one employee, our CEO.  In addition to using contract drillers, we outsource our accounting functions.  As our company continues to grow, we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared.  Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations.  We have been relying on funding available to us under a line of credit extended by a related party which matures in December 2010.  At June 30, 2010, $400,000 is outstanding under this facility which is the maximum amount available.  The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation at maturity.  We do not presently have sufficient funds to satisfy this obligation.

While we reported net income of $2.8 million and $3 million for the three and six months ended June 30, 2010, substantially all of this income is associated with one-time, non-cash gains.  Investors should not place any undue emphasis on these gains when evaluating our company and our performance.  Given the small size of our company, the early stage of our operations and our limited revenues, we may find it difficult to raise sufficient capital to meet our needs.  If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

We only began generating revenues from our operations in the fourth quarter of 2009.  We reported a net loss of $1,360,939 for 2009 and we have incurred net losses of approximately $20.8 million since inception through June 30, 2010.  While we reported net income of $3 million for the first six months of 2010, substantially all of this income is non-cash and relates to one-time gains.  At June 30, 2010 we had a working capital deficit of $7,223,279.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

We began generating revenues from our current operations during the fourth quarter of 2009.  Our revenue in the three and six months ended June 30, 2010 includes revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services  and sales of interest in oil and gas leases to third parties.

Revenues from oil sales increased 52% in the second quarter of 2010 as compared to the first quarter of 2010.  During the second quarter of 2010 the average sales price (net of taxes and transfers) per unit of oil extracted from wells drilled by us was approximately $65.90 as compared to approximately $65.55 during the first quarter of 2010.  The increase in revenues from oil sales in the second quarter of 2010 from the first quarter of 2010 reflects the additional wells we drilled during the second quarter.

During the first and second quarters of 2010 we also recognized revenue related to the sale of revenues interests oil wells.  We anticipate that we will continue to sell revenue interest to third parties during 2010 as a means to fund our drilling operations and to partially offset the costs of operating the wells.

Our total operating expenses in the second quarter of 2010 increased approximately 133% from the comparable quarter in 2009 and total operating expense increased approximately 437% for the six months ended June 30, 2010 from the six months ended June 30, 2009.  The increases in the 2010 periods reflect the commencement of our current operations in the fourth quarter of 2009.  However, total operating expenses decreased approximately 66% in the second quarter of 2010 as compared to the first quarter of 2010.

The cost of oil and gas well leases sold during the 2010 periods represents our basis in the portion of the well interests sold.  Cost of oil sales, which includes our portion of the cost of contract drillers and other expenses associated with the drilling operations, were approximately 20% of oil sales for the three months ended June 30, 2010 as compared to approximately 47% for the six months ended June 30, 2010. During the first quarter of 2010 we spent additional time on rework and remediation activities associated with existing wells as compared to increased drilling activities for new wells during the second quarter of 2010.  While we are able to certain capitalize costs associated with exploration efforts for new wells, we are required to expense costs associated with rework and remediation activities.

During the second quarter and six months ended June 30, 2010 our sales, general and administrative expenses increased approximately 42% and approximately 166%, respectively, from the comparable periods in 2009.  This increase is primarily attributable to professional fees and expenses associated with expanding our lease holdings and our reporting obligations under federal securities laws, as well as our general overhead expenses which have increased as a result of our operations.  Included in sales, general and administrative expenses during the six months ended June 30, 2010 is a one-time non-cash expense of approximately $5,000 related to our extension of the expiration period of an outstanding warrant.  We anticipate our operating expenses will continue to increase in the balance of 2010 which will be reflective of our increased operations.  We are not able at this time, however, to quantify the amount of the expected increase.

Included in our total other income during the three and six months ended June 30, 2010 are non-cash gains on derivatives of approximately $1.0 million and approximately $1.3 million, respectively, as compared to a loss on derivatives of approximately $100,000 during the comparable periods in 2009.  Gain (loss) on derivatives consists of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 07-05 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as other income in those periods.

Also included in our total other income during the three and six months ended June 30, 2010 is a non-cash gain of $1.8 million from the write-off of aged accounts payable.  Under the state laws of both California and Texas, jurisdictions in which our company previously had operations prior to the discontinuation of all operations in April 2005, based upon opinions of counsel we received we are permitted to write-off these payables.  During the second quarter of 2010 we also recorded a non-cash gain related to the conversion of outstanding debt into equity.  Both of these gains are one-time and not related to our operating performance.

Liquidated damages are related to registration rights granted by our prior management and while they decreased in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 as a result of the expiration of certain of the instruments under which the registration rights were granted.  However, these expenses continue to have a material impact on our company.

Our interest expense as increased as a result of the increased amounts outstanding under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At June 30, 2010 we had a working capital deficit of $7,223,279 as compared to $9,515,982 at December 31, 2009.  Our current liabilities includes approximately $4.7 million of accounts payable and approximately $1.2 million of accrued expenses, almost all of which relates to obligations incurred before our company discontinued its previous operations in 2005.  The increase in liquidated damages reflects the accruals for the 2010 periods. In April 2010 the holder of a $500,000 principal amount convertible promissory note converted the principal and all accrued but unpaid interest due under the note into an aggregate of 2,561,049 shares of our common stock based upon a conversion price of $0.25 per share in accordance with the terms of the note originally issued in September 2005.  This conversion, which resulted in a one-time gain to us of $24,382, represents the reduction in notes payable at June 30, 2010 from December 31, 2009.

Cash flows

Net cash provided by operating activities for the six months ended June 30, 2010 was $307,000 as compared to net cash used in operating activities of approximately $23,000 for the six months ended June 30, 2009.  The change reflects the commencement of our operations during the fourth quarter of 2009.  We used cash in the first six months of 2010 to reduce our accounts receivables which was offset by an increase in accounts payable and accrued expenses.  In the period 2009, we offset our loss from operations with increases in accrued accounts payable and accrued expenses.

Net cash used in investing activities in the six months ended June 30, 2010 reflects the purchase of oil and gas leases and fixed assets, net of the sale of working interest in certain of our wells.

Net cash provided by financing activities in the six months ended June 30, 2010 reflects proceeds from the exercise of outstanding warrants offset by a repayment of a portion of the balance due under the credit line with Mr. Dan Page which is described below.

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

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010 and on June 29, 2010 he further extended the due date to December 31, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants for resale, but we have not filed the required registration statement. At June 30, 2010 we owed Mr. Page $400,000 of principal under this credit line, net of repayments.  Mr. Dan Page is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

Past Due Notes at June 30, 2010

Our liabilities at June 30, 2010 reflect a number of past due obligations which were incurred by us under our former management, including:

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at June 30, 2010 we have accrued liquidated damages in the amount of $580,240 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 15% per annum, with a late payment fee of 6% per month.  At June 30, 2010 we owed Alloy an aggregate of $1,182,240  under this note, which includes principal and accrued but unpaid interest, liquidated damages and late fees; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share which expire in October 2010.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.  At June 30, 2010 we owed Mr. Wood an aggregate of $ 66,723 under this note, which includes principal and accrued but unpaid interest.

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

In January 2010, the FASB issued Accounting Standards Update No 2010-03, Extractive Activities – Oil and Gas (Topic 932) – Oil and Gas Reserve Estimation and Disclosures. The objective of this amendment is to align the oil and gas reserve estimation and disclosure requirement of extractive activities – oil and gas Topic 932 with the requirements in the SEC’s rule, Modernization of the Oil and Gas Reporting Requirements issued on December 31, 2008. This new accounting guidance improves the reserve estimation and disclosure requirement. These amendments are effective for annual reporting periods ending on or after December 31, 2009. We have adopted these new reporting and disclosure requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.	Controls and Procedures.

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

Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures. The material weakness identified was that our accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to this material weakness, in preparing our financial statements for the period ended June 30, 2010 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  We do not expect our disclosure controls and procedures to be effective until such time as we hire sufficient, experienced accounting personnel.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None.

Item 5.	Other Information.

On June 22, 2010 we sold an undivided 50% interest in Dishman Well #1 to a group of six investors for aggregate consideration of $60,000.

On June 29, 2010 we entered into an extension agreement with Mr. Dan Page whereby he extended the due date of the credit line he provides us from June 30, 2010 to December 31, 2010.

Item 6.	Exhibits.

No.	Description
10.18	Fourth Amendment to Convertible Line of Credit Note Agreement with Dan Page dated June 29, 2010 *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TN-K ENERGY GROUP INC.
August 20, 2010	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer