Form 10-Q
period 2010-09-30
TN-K ENERGY GROUP INC.
filed 2010-11-15
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  41,131,178 shares of common stock are issued and outstanding as of November 12, 2010.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

i

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

TN-K Energy Group Inc
 Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$207,074	$7,148
Accounts receivable	25,180	55,996
Sale of well interest receivable	-	35,000
TOTAL CURRENT ASSETS	232,254	98,144

OIL AND GAS PROPERTY (Successful efforts method), at cost	2,657,185	734,397

EQUIPMENT, net of depreciation	153,624	105,917
OTHER ASSETS	10,000	10,000

TOTAL ASSETS	$3,053,063	$948,458

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$4,619,140	$6,403,527
Accrued expenses	1,202,479	1,073,665
Liquidated damages	607,462	526,684
Deferred revenue	-	35,000
Loan Payable	1,178,375
Notes payable	50,000	550,000
Notes payable - related party	400,000	425,250
Convertible - notes payable	600,000	600,000

TOTAL CURRENT LIABILITIES	8,657,456	9,614,126

Derivative and warrant liabilities	992,562	2,624,537

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized,none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 41,131,178 and 37,220,129 issued and outstanding, respectively	1,233,935	1,116,604
Additional Paid - In Capital	18,948,991	17,635,992
Unearned ESOP shares	(6,207,000)	(6,207,000)
Accumulated deficit	(20,572,881)	(23,835,800)

TOTAL STOCKHOLDERS' DEFICIT	(6,596,955)	(11,290,204)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,053,063	$948,459

See accompanying  notes to financial statements.

TN-K Energy Group, Inc.
Statement of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		restated		restated
Revenue:
Oil sales	$102,095	$-	$364,356	$-
Well Services	-	-	2,790	-
Sale of oil and gas leases	74,000	-	285,688	-
	176,095	-	652,834	-

Expense:
Cost of oil and gas leases sold	10,297	-	53,637	-
Cost of oil sales	28,441	-	152,680	-
Sales, general and administrative	124,199	113,216	288,275	174,997
Total operating expenses	162,937	113,216	494,592	174,997

Income / (Loss) from operations	13,158	(113,216)	158,242	(174,997)

Other income (expense):

Gain / (loss) on derivatives	320,229	(3,074,947)	1,631,975	(3,175,000)
Other income	-	-	-	6,000
Gain on write-off of accounts payable	-	-	1,808,865	-
Gain on conversion of debt	-	-	24,382	-
Liquidated damages	(27,222)	(151,989)	(80,778)	(451,111)
Interest expense	(35,666)	(43,505)	(125,983)	(129,499)
Total other income (expense)	257,341	(3,270,441)	3,258,461	(3,749,610)

Net income / (loss) before taxes	270,499	(3,383,657)	3,416,703	(3,924,607)
Income taxes	-	-	153,784	-
Net Income / (loss )	$270,499	$(3,383,657)	$3,262,919	$(3,924,607)

Income (loss) per share
Basic	$0.00	$(0.11)	$0.08	$(0.12)
Diluted	$0.00	$(0.11)	$0.07	$(0.12)

Weighted average number of common shares outstanding -
Basic	41,131,178	32,223,975	39,661,608	32,223,975
Diluted	47,901,102	32,223,975	46,431,532	32,223,975

See accompanying notes to financial statements.

TN-K Energy Group Inc
Statement of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2010	2009
		restated
Cash Flow From Operating Activities:
Net income / (loss)	$3,262,919	$(3,924,607)
Adjustments to net income / (loss):
Depreciation and depletion	83,942	-
Change in fair value of derivative and liquidating damages liabilities	(1,551,197)	3,626,108
Equity based compensation	5,068	185,967
Gain on write-off of accounts payable	(1,808,865)
Gain on conversion of debt and accrued interest to common stock	(24,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	30,816	-
Deposits	35,000	-
Deferred revenue	(35,000)	-
Accounts payable and accrued expenses	317,937	49,499
Net Cash Provided by / (Used in) Operating Activities	316,238	(63,033)

Cash Flow From Investing Activities:
Purchase of oil and gas rights, net	(1,560,365)	-
Sale of oil and gas rights	285,688	-
Purchases of fixed assets	(59,760)	-
Net Cash (Used in) Investing Activities	(1,334,437)	-

Cash Flow From Financing Activities:

Proceeds of notes notes payable	1,200,000	-
Repayments of notes payable	(21,625)	-
Proceeds for excersise of warrants	65,000	-
Proceeds of notes payable - related party	-	49,250
Repayments of notes payable - related party	(25,250)	-
Net Cash Provided by Financing Activities	1,218,125	49,250

Net increase (decrease) in cash	199,926	(13,783)

Cash and cash equivalents at beginning of period	7,148	22,997

Cash and cash equivalents at end of period	$207,074	$9,214

Supplemental cash flow information:

Cash paid for interest	$17,912	$-
Cash paid for taxes	$-	$-

Non-cash financing activities:
Common stock issued for oil and gas properties	$600,000	$-
Equity issued for debt	$640,262	$-
Common stock issued for drilling costs	$120,000	$-

See  accompanying notes to financial statements.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
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

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 310 under subpart A of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The financial statements are presented on the accrual basis.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(20,572,881) as of September 30, 2010. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

Use of Estimates - Our financial statements are prepared in accordance with GAAP.  Preparation in accordance with GAAP requires us to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and by the United States Securities and Exchange Commission (“SEC”) and (2) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other disclosed amounts.  This Note describes our significant accounting policies.  Our management believes the major estimates and assumptions impacting our financial statements are the following:

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At September 30, 2010 and December 31, 2009, management had determined no allowance for uncollectible receivables was necessary. At September 30, 2010 and December 31, 2009 we had accounts receivable and receivables from the sale of a partial interest in oil wells of $25,180 and $55,996, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of September 30, 2010 and December 31, 2009, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO for the nine months ended September 30, 2010:

Asset retirement obligation beginning of period	$10,000
Liabilities incurred	5,000
Liabilities settled	-
Accretion	-
Revisions in estimated liabilities	-

Asset retirement obligation end of period	$15,000

Current portion of obligation end of period	$-

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at September 30, 2010 and December 31 2009, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

Revenue Recognition and Gas Balancing — We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We recognize the sale of the partial interests in our oil and gas wells once the terms of such contract have been fulfilled. We did not have any oil and gas production during the nine months ended September 30, 2009.

Major Customers — During 2009 and the nine months ended September 30, 2010, we had two customers, accounting for 100% of oil and gas sales.  Because there are other purchasers that are capable of and willing to purchase our oil and gas and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil and gas production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Financial Instruments - Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the Laurus notes entered into on November 30, 2004 and the Alloy note. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at September 30, 2010 and December 31, 2009 totaled $992,562 and $2,624,537, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At September 30, 2010 and December 31, 2009 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179% to 364%, risk free interest rate of 2.11% to 4.83%, and expected life of 3 to 10 years.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2009	$-	$-	$2,624,537

Derivative securities – September 30, 2010	$-	$-	$992,562

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period.  Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The options and warrants excluded from the September 30, 2009 per share computation were 6,192,693 if included it would have been anti-dilutive. There were dilutive securities of 3,769,924 at September 30, 2010.

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

Reclassification — Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the September 30, 2010 financial statement presentation.  Such reclassifications have had no effect on net income (loss).

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

NOTE 3 — PRIOR PERIOD ADJUSTMENT (continued)

The effect of correcting these accounting errors on the statement of operations and the statement of cash flows for the nine months ended September 30, 2009 previously included in the Form 10-Q for the nine months ended September 30, 2009 are shown in the table below.  The balance sheet error was predominately the reclassification from common stock to additional paid in capital for the par value of the 1,000,000 shares not outstanding. The correction of these errors resulted in the corresponding changes within the statement of stockholders’ deficit for 2008.   The balance sheet at September 30, 2009 and the statement of operations, statement of stockholders’ deficit and statement of cash flows for the nine months ended September 30, 2009 have been restated to correct the 2008 accounting errors.

	For the Three Months Ended September 30, 2009

	As filed	Adjustment to Restate	Restated
Statement of Operations Data
Other income (expense)
Liquidated damages	$(226,000)	$(225,111)	$(451,111)
Total other income (expense)	$(3,521,499)	(225,111)	$(3,749,610)
Net loss before taxes	$(3,699,496)	(225,111)	$(3,924,607)
Net Loss	$(3,699,496)	(225,111)	$(3,924,607)

	For the Nine Months Ended September 30, 2009

	As filed	Adjustment to Restate	Restated
Statement of Operations Data
Other income (expense)
Liquidated damages	$(226,000)	$74,011	$(151,989)
Total other income (expense)	$(3,196,430)	74,011	$(3,270,441)
Net loss before taxes	$(3,309,646)	74,011	$(3,383,657)
Net Loss	$(3,309,646)	74,011	$(3,383,657)

NOTE 4 — OIL AND GAS PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$2,152,921	$225,905
Evaluated costs	577,320	514,659
Asset retirement costs	15,000	10,000
	2,745,241	750,564

Furniture, equipment and software	168,260	108,500
	2,913,501	108,500
Less accumulated depreciation, depletion and amortization	(102,692)	(18,750)

Oil and gas property and equipment	$2,810,809	$840,314

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
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

On June 23, 2010 the Company entered into an 87.5% working interest in 18 acres in Clinton County, Kentucky pursuant to the terms of an Oil and Gas Lease dated June 23, 2010 with Otis Wayne McClellan and Otis McClellan and his wife Peggy McClellan  for an initial cost to the Company of $0.  In accordance with the agreement, the Company is responsible for 100% of all costs on the lease.

On July 8, 2010 the Company entered into an 87.5% working interest in 90 acres in Clinton County, Kentucky pursuant to the terms of an Oil and Gas Lease dated July 8, 2010, (the “Tompkins Lease”), with Tony Lynn Tompkins for an initial cost to the Company of $0.  In accordance with the agreement, the Company is responsible for 100% of the costs on the Tompkins Lease, subject to the further assignment of net working interest in wells drilled on the Tompkins Lease as described below.

On July 22, 2010 the Company entered into an assignment of an aggregate of a 50% net working interest in the Company’s interest in Tompkins Well #1 with seven assignees  pursuant to the Assignments of Oil and Gas Leases each dated July 22, 2010 for an aggregate consideration of $37,000.  In accordance with the agreements , the assignees are responsible for 58% of the completion, operating, treatment and other costs for this well and the Company is be responsible for the remaining 42% of such costs.

On August 5, 2010 the Company entered into an agreement for a 87.5% working interest in 160 acres in Cumberland County, Kentucky pursuant to the terms an Oil and Gas Lease dated August 5, 2010, by and between the Company and Brenda Harden Capps and Jimmie Capps for an initial cost to the Company of $0.  In accordance with the agreement , the Company is be responsible for 100% of the costs on the Capps Lease.

On August 19, 2010 the Company entered into an assignment of an aggregate of a 50% net working interest in the Company’s interest in Tompkins Well #2 with seven assignees pursuant to the Assignments of Oil and Gas Leases each dated August 19, 2010 for an aggregate consideration of $37,000.  In accordance with the agreements , such assignees are be responsible for 58% of the completion, operating, treatment and related costs for this well and the Company is responsible for the remaining 42% of such costs.

On September 9, 2010 the Company entered into an assignment of a 50% working interest in the Company’s 87.5% interest in the McClellan Lease to Cool-Tooler, Inc. (“Cool-Tooler”), a company controlled by Mr. Dan Page, pursuant to the Assignment of Oil and Gas Lease effective September 9, 2010 for an aggregate consideration of $0.  In accordance with the agreement, Cool-Tooler is responsible for 50% of all costs on the McClellan Lease and the Company is responsible for the remaining 50% of such costs.

On September 9, 2010 the Company entered into an assignment of an 87.5% working interest in 42.288 acres in Clinton County, Kentucky pursuant to the terms of that certain Oil and Gas Lease dated September 9, 2010 by and between the Company and Timothy Brown and Jennifer L. Brown for an initial cost to the Company of $1,000.  In accordance with the agreement, the Company is be responsible for 100% of the costs on the Brown Lease.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

NOTE 4 — OIL AND GAS PROPERTY AND EQUIPMENT (continued)

On September 17, 2010, the Company entered into a series of transactions which has resulted its  acquisition of rights under the Charles and Lynda Anderson lease (the “Anderson Lease”) covering approximately 200 acres.   The Anderson Lease has three existing oil wells, one additional well location and provides the Company with the opportunity to drill an additional approximately 45 wells.

In the first transaction, the Company acquired an 85% interest in the Anderson Lease from Overton Oil & Gas Corp. for $1 million, including all existing wells on the leasehold and the related production equipment, subject to certain exceptions which included certain existing workings interests and overriding interests in the three existing wells.

In the second transaction, we entered into a Guaranteed Contract with King’s Oil, LLC under which it purchased an interest in the Anderson Lease from us for $1.2 million.  Under the terms of the Guaranteed Contract, we assigned our royalty interests in the production from the three existing wells up to a maximum of 50 barrels of oil per day average, with the average daily production rate based upon a 30 calendar day month, to King’s Oil LLC until such time as King’s Oil, LLC has received the return of the full $1.2 million investment.  During this time, we are entitled to 40% the proceeds from production from any of these three wells for any overage in this maximum daily production.  We have guaranteed King’s Oil, LLC that it will receive the $1.2 million within 18 months through the royalty interests in the existing wells and we are obligated to pay King’s Oil LLC any shortfall at the end of the 18 month period.  In addition, our President and CEO, Mr. Ken Page, has personally guaranteed the amount. We have agreed to pay 40% of the costs of any work on the three existing wells.  At such time as King’s Oil LLC has received the return of its investment, we will be entitled to receive 40% of King’s Oil’s royalty interests from production from the three existing wells.

Under the terms of the Guaranteed Contract, we also assigned King’s Oil, LLC 15% of our interest in the remaining portion of the Anderson Lease and granted King’s Oil LLC the right to purchase an additional 10% royalty interest in any future well site on a per site basis.  We are obligated to pay the costs of the drilling for any new wells on this lease.

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

Amortization Rate

Amortization of oil and gas property is calculated quarterly based on the quarter’s production in barrels of oil equivalent (“BOE”) times an amortization rate.  The amortization rate is an amortization base divided by the BOE sum of proved reserves at the end of the quarter and production during the quarter.  The amortization base consists of (i) the capitalized evaluated oil and gas costs at the end of the quarter before recording any impairment at quarter’s end, plus (ii) estimated future development costs for the proved reserves, less (iii) accumulated amortization at the beginning of the quarter.  For the nine months ended September 30, 2010, the annual average amortization rates were $14.05  per BOE.

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for the nine months ended September 30, 2010:

September 30, 2010
Amortization of costs for evaluated oil and gas properties	$88,056
Depreciation of office equipment, furniture and software	14,636

Total DD&A expense	$102,692

The resulting depletion and depreciation costs of $32,104 and $102,692 for the three and nine months ended September 30, 2010, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

NOTE 5 – LOAN PAYABLE

On September 17, 2010, the Company entered into a Guaranteed Contract with King’s Oil, LLC under which it purchased an interest in the Anderson Lease from us for $1.2 million.  Under the terms of the Guaranteed Contract, the Company assigned our royalty interests in the production from the three existing wells up to a maximum of 50 barrels of oil per day average, with the average daily production rate based upon a 30 calendar day month, to King’s Oil LLC until such time as King’s Oil, LLC has received the return of the full $1.2 million investment.  During this time, the Company is entitled to 40% the proceeds from production from any of these three wells for any overage in this maximum daily production.  The Company guaranteed King’s Oil, LLC that it will receive the $1.2 million within 18 months through the royalty interests in the existing wells and we are obligated to pay it any shortfall at the end of the 18 month period.  In addition, our President and CEO, Mr. Ken Page, has personally guaranteed the amount. The Company has agreed to pay 40% of the costs of any work on the three existing wells.  At such time as King’s Oil LLC has received the return of its investment, we will be entitled to receive 40% of King’s Oil’s royalty interests from production from the three existing wells. As of September 30, 2010 they received royalty payments of $21,625 reducing the amount owed to $1,178,375 as of September 30, 2010.

Under the terms of the Guaranteed Contract, we also assigned King’s Oil, LLC 15% of our interest in the remaining portion of the Anderson Lease and granted King’s Oil LLC they right to purchase an additional 10% royalty interest in any future well site on a per site basis.  We are obligated to pay the costs of the drilling for any new wells on this lease.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

NOTE 6 - CONVERTIBLE NOTES PAYABLE (continued)

At September 30, 2010 and December 31, 2009 we owed Mr. Page $400,000 and $425,250, respectively of principal and approximately $18,119 and $13,278, respectively of accrued but unpaid interest under this credit line.  Mr. Dan Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

On November 30, 2004, we entered into a $7,500,000 secured credit facility with Laurus Master Fund, L.P. (“Laurus”). The facility consisted of a $4,750,000 convertible revolving note and a $2,750,000 convertible term note. We initially borrowed approximately $3,542,000 under this facility, for proceeds of $3,255,000 net of issuance costs of $287,000. The proceeds represented $2,750,000 under the convertible term note and $792,000 under the convertible revolving note. These funds were used to fund the repayment of existing short-term financing. The outstanding balance of the revolving note and the principal balance of the term note are convertible into shares of our common stock, subject to certain limitations set forth in the agreement based upon the stock's trading volume and Laurus' ownership position. The conversion price of the notes is $0.39 per share, which is a premium over the average closing price of our common stock over the ten trading days preceding the execution of the agreement, with conversion reset rights if we issue any shares for less than the initial conversion price. In connection with the credit facility, we also issued to Laurus warrants to purchase up to 3,846,154 shares of our common stock at $0.44 per share We agreed to file a registration statement with the SEC registering the resale of the shares of our common stock issuable to Laurus upon conversion of the term note and exercise of the warrants. Failure to file such a registration statement timely and to maintain its effectiveness will subject us to liquidated damages as defined in the registration rights agreement. Because we did not have a currently effective registration statement, in accordance with the accounting guidance we recorded a liability as liquidated damages for failure to register the underlying shares.

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

Through September 30, 2010 and December 31, 2009, we had accrued $607,462 and $526,685, respectively of liquidated damages as interest expense under this agreement. Under the provisions of the accounting guidance for, “Accounting for Contingencies” and “Accounting for Registration Payment Arrangements”.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

NOTE 6 - CONVERTIBLE NOTES PAYABLE (continued)

Convertible notes payable are summarized as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
Convertible note payable to a third party with an interest rate of 7% per annum, due September 19, 2006, net of unamortized
debt discount of $0	$		$500,000

Convertible note payable to a third party with an interest rate of 7% per annum, due October 27, 2006, net of unamortized
debt discount of $0		50,000	$50,000

Convertible line of credit note payable to a third party with an interest rate
of 7.5% per annum, due December 31, 2010		400,000	425,250

Convertible note payable to Alloy, default interest rate of 18% per annum, payable upon demand		600,000	600,000

		$1,050,000	$1,575,250

NOTE 7 — STOCKHOLDERS’ EQUITY

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

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

Stock Options

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004.  No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000.  At September 30, 2010 there were outstanding options to purchase 405,000 shares of our common stock at exercise prices ranging from $0.25 to $0.56 per share.

On September 29, 2009 our Board of Directors adopted our 2009 Equity Compensation Plan (the “2009 Plan”). The plan authorizes the grant of (i) options which qualify as incentive stock options under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified options which do not qualify as incentive stock options, (iii) awards of our common stock (iv) and rights to make direct purchases of our common stock which may be subject to certain restrictions. We have reserved 4,800,000 shares of our common stock for issuance upon grants made under the plan.  As of September 30, 2010 there were outstanding options to purchase 688,000 shares of our common stock at exercise prices ranging from $0.12 to $0.25 per share.

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	11,008,847	$0.39
Granted	727,231	0.12-0.31
Exercised	-	-
Expired or cancelled	(4,816,154)	0.25-1.20
Outstanding at December 31, 2009	6,919,924	$0.31
Granted	-
Exercised	(150,000)	.44
Expired or cancelled	(3,000,000)	.20
Outstanding at September 30, 2010	3,769,924	$.30

We extended the term of 50,000 warrants expiring in June 2010 to December 2010.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

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

Common shares held by the ESOP as of September 30, 2010 and December 31, 2009 are as follows:

(in thousands)
	September 30, 2010	December 31, 2009
Allocated shares	1,613	1,613
Shares released from allocation	-	-
Unreleased (unearned) shares	2,641	2,641

Total ESOP shares	4,254	4,254

The fair value of unreleased (unearned shares) at September 30, 2010 and December 31, 2009 (based on closing price of our stock) was $977,170 and $1,280,885, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the nine months ended September 30, 2010 and the year ended December 31, 2009 , we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period. Our ESOP plan did not have an effect on our calculation of diluted earnings per share for the three and nine months ended September 30, 2010 or the year ended December 31, 2009.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company purchased partial interests in oil and gas wells, in November and December 2009, through the issuance of 4,800,000 shares of common stock. The sellers of these partial interests also perform well drilling services for the exploration of new wells on an ongoing basis for the Company.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2010 and December 31, 2009 and for the Three and Nine months ended September 30, 2010 and 2009
(Unaudited)

NOTE 9 — RELATED PARTY TRANSACTIONS (continued)

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

In September 2010, the Company assigned a 50% working interest in its 87.5% interest in the McClellan lease to a company controlled by a related party for $0.  The company controlled by the related party is responsible for 50% of the costs on the lease.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

NOTE 11 ─ GAIN ON WRITEOFF OF ACCOUNTS PAYABLE

In the three months ended June 30, 2010 the Company recorded a gain on accounts payable of $1,808,865.  Based upon the opinions of counsel, the Company has recorded a write-off of the payables attributed to our operations which were discontinued in 2005.

NOTE 12 ─ SUBSEQUENT EVENTS

On October 15, 2010 the Company entered into a 50% interest in an 87.5% working interest in Robbins Well #2 in Overton County, Tennessee pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 15, 2010 by and between the Company and Allen (Dan) Page for an initial cost to the Company of $0.  The Company is responsible for 50% of the costs on this well and Allen (Dan) Page is responsible for the remaining 50% of such costs.

We have evaluated the subsequent events for disclosure purposes.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 as previously filed with the Securities and Exchange Commission.  e use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are an independent oil exploration and production company, engaged in acquiring oil leases and exploring and developing crude oil reserves and production in the Appalachian basin.  We began our operations in the fourth quarter of 2009.  We concentrate our operations in Kentucky and Tennessee primarily in the Murfreesboro, Knox and Wells Creek formations, although we also have assets located in the Granville, Stones River and Sunbrook formations.  All of these formations are primary known producing formations.  During the third quarter of 2010 we significantly expanded our lease holdings through the acquisitions of rights to an additional 338 acres in Kentucky and Tennessee.  While our cost basis in the leases for approximately 138 acres is either zero or minimal, in September 2010 we entered into a series of transactions related to the Charles and Lynda Anderson Lease covering approximately 200 acres in Overton County, Tennessee which was a material transaction for our company and will impact our results of operations and liquidity in future periods.  The Charles and Lynda Anderson Lease has three existing oil wells, one additional well location and provides us with the opportunity to drill an additional approximately 45 wells in this area of rich oil and gas production.  We are the operator of this lease.

In the first transaction, we acquired an 85% interest in the Anderson Lease from Overton Oil & Gas Corp. for $1 million, including all existing wells on the leasehold and the related production equipment, subject to certain exceptions which included certain existing workings interests and overriding interests in the three existing wells.

In the second transaction, we entered into a Guaranteed Contract with King’s Oil, LLC under which it purchased an interest in the Anderson Lease from us for $1.2 million.  Under the terms of the Guaranteed Contract, we assigned our royalty interests in the production from the three existing wells up to a maximum of 50 barrels of oil per day average, with the average daily production rate based upon a 30 calendar day month, to King’s Oil LLC until such time as Kings Oil, LLC has received the return of the full $1.2 million investment.  During this time, we are entitled to 40% the proceeds from production from any of these three wells for any overage in this maximum daily production.  We have guaranteed King’s Oil, LLC that it will receive the $1.2 million within 18 months through the royalty interests in the existing wells and we are obligated to pay it any shortfall at the end of the 18 month period.  In addition, our President and CEO, Mr. Ken Page, has personally guaranteed the amount. We have agreed to pay 40% of the costs of any work on the three existing wells.  At such time as King’s Oil LLC has received the return of its investment, we will be entitled to receive 40% of Kings’ Oil’s royalty interests from production from the three existing wells.

Under the terms of the Guaranteed Contract, we also assigned Kings’ Oil, LLC 15% of our interest in the remaining portion of the Anderson Lease and granted King’s Oil LLC the right to purchase an additional 10% royalty interest in any future well site on a per site basis.  We are obligated to pay the costs of the drilling for any new wells on this lease. As of September 30, 2010 the received royalty payments of $21,625 reducing the amount owed to $1,178,375 as of September 30, 2010.

As of September 30, 2010 we had a total of 26 wells with some level of producing operations on locations in which we are the well operator and working interests in an additional 12 wells.  In addition, our current lease holdings have an additional estimated 92 net unproved drilling locations.

Our growth strategy is to focus on our operational growth in our core area, to convert our unproved reserves to proved reserves and to continue our acreage acquisitions while maintaining balanced, prudent financial management.  We outsource all of our drilling and exploratory work to third parties which has significantly reduced our cash needs.  We are subject, however, to the risks that personnel or equipment necessary for our operations is not readily available in the timeframe we require which could adversely impact our revenues in future periods.  To provide additional capital for our operations, during the third quarter of 2010 we 50% working interests in two wells to investor groups for an aggregate consideration of $74,000.  We used the funds from these two transactions for operations.  In addition, during the third quarter of 2010 we repurchased for $125,000 the 50% working interests in three wells we had sold to an investor in 2009 and earlier in 2010 for a total of $105,000.

A significant portion of management’s attention during the third quarter was devoted to the transactions involving the Charles and Linda Anderson Lease which had the impact of reducing our drilling operations during the quarter.  During the third quarter of 2010 we drilled six development and exploratory wells as compared to eight development and exploratory wells in the second quarter of 2010 and seven development and exploratory wells drilled in the first quarter of 2010.  During the first quarter of 2010 we experienced a high success rate in our exploration and drilling efforts while maintaining low drilling and development costs. While we have been able to continue to control our drilling and development costs, of the six new wells drilled during the third quarter of 2010, five were non-producing.  In addition, during the third quarter of 2010 production from wells drilled in the first quarter remained inconsistent, with the number of barrels of oil per day declining substantially from initial production levels.  We are continuing to undertake repair and remediation work on these wells, but there are also no assurances that we will be able to return production at these wells at their initial levels.

During the remainder of 2010 we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate.  In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company.  At September 30, 2010 our balance sheet includes approximately $5.3 million of past due debt and liquidated damages that relates to the prior business of our company before those operations were discontinued in 2005, which is net of $1.8 million of aged payments which we wrote off during the second quarter of 2010.  None of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company.  We do not have the resources to satisfy these obligations.  If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

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

We also face the challenge of limited personnel and diversion of our management’s time and attention.  We only have one employee, our CEO.  In addition to using contract drillers, we outsource our accounting functions.  As our company continues to grow, we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared.  Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations.  We have been relying on funding available to us under a line of credit extended by a related party which matures in December 2010.  At September 30, 2010, $400,000 is outstanding under this facility which is the maximum amount available.  The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation at maturity.  We do not presently have sufficient funds to satisfy this obligation.

Given the small size of our company, the early stage of our operations and our limited revenues, we may find it difficult to raise sufficient capital to meet our needs.  If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

We only began generating revenues from our operations in the fourth quarter of 2009.  We reported a net loss of $1,360,939 for 2009 and we have incurred net losses of approximately $20.8 million since inception through September 30, 2010.  While we reported net income of $158,242 for the first nine months of 2010, substantially all of this income is non-cash and relates to one-time gains.  At September 30, 2010 we had a working capital deficit of $8.4 million.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

We began generating revenues from our current operations during the fourth quarter of 2009.  Our revenue in the three and nine months ended September 30, 2010 includes revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services  and sales of interest in oil and gas leases to third parties.

Revenues from oil sales decreased 35% in the third quarter of 2010 as compared to the second quarter of 2010.  During the third quarter of 2010 the average sales price (net of taxes and transfers) per unit of oil extracted from wells drilled by us was approximately $63.55 as compared to approximately $65.90 during the second quarter of 2010.  The decrease in revenues from oil sales in the third quarter of 2010 from the second quarter of 2010 reflects both the reduction in the number of new wells drilled during the period and the inconsistent production from existing wells drilled in prior periods.

During the three and nine months ended September 30, 2010 we also recognized revenue related to the sale of interests oil wells.  We anticipate that we will continue to sell revenue interest to third parties during the balance of 2010 as a means to fund our drilling operations and to partially offset the costs of operating the wells.

Our total operating expenses in the third quarter of 2010 increased approximately 44% from the comparable quarter in 2009 and total operating expense increased approximately 183% for the nine months ended September 30, 2010 from the nine months ended September 30, 2009.  The increases in the 2010 periods reflect the commencement of our current operations in the fourth quarter of 2009.

The cost of oil and gas well leases sold during the 2010 periods represents our basis in the portion of the well interests sold.  Cost of oil sales, which includes our portion of the cost of contract drillers and other expenses associated with the drilling operations, were approximately 28% of oil sales for the three months ended September 30, 2010 as compared to approximately 42% for the nine months ended September 30, 2010. During the first quarter of 2010 we spent additional time on rework and remediation activities associated with existing wells as compared to increased drilling activities for new wells during the third quarter of 2010.  While we are able to certain capitalize costs associated with exploration efforts for new wells, we are required to expense costs associated with rework and remediation activities.

During the third quarter and nine months ended September 30, 2010 our sales, general and administrative expenses increased approximately 10% and approximately 65%, respectively, from the comparable periods in 2009.  This increase is primarily attributable to professional fees and expenses associated with expanding our lease holdings and our reporting obligations under federal securities laws, as well as our general overhead expenses which have increased as a result of our operations.  Included in sales, general and administrative expenses during the nine months ended September 30, 2010 is a one-time non-cash expense of approximately $5,000 related to our extension of the expiration period of an outstanding warrant.  We anticipate our operating expenses will continue to increase in the balance of 2010 which will be reflective of our increased operations.  We are not able at this time, however, to quantify the amount of the expected increase.

Included in our total other income during the three and nine months ended September 30, 2010 are non-cash gains on derivatives of approximately $320,000 and approximately $1.6 million, respectively, as compared to a loss on derivatives of approximately $3.1 million during the comparable periods in 2009.  Gain (loss) on derivatives consists of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 07-05 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as other income in those periods.

Also included in our total other income during the nine months ended September 30, 2010 is a non-cash gain of $1.8 million from the write-off of aged accounts payable.  Under the state laws of both California and Texas, jurisdictions in which our company previously had operations prior to the discontinuation of all operations in April 2005, based upon opinions of counsel we received we are permitted to write-off these payables.  During the nine months ended September 30, 2010 we also recorded a non-cash gain related to the conversion of outstanding debt into equity.  Both of these gains are one-time and not related to our operating performance.

Liquidated damages are related to registration rights granted by our prior management and while they decreased in the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 as a result of the expiration of certain of the instruments under which the registration rights were granted.  However, these expenses continue to have a material impact on our company.

Our interest expense as increased as a result of the increased amounts outstanding under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At September 30, 2010 we had a working capital deficit of $8,425,202 as compared to $9,515,982 at December 31, 2009.  Our current liabilities includes approximately $4.7 million of accounts payable and approximately $1.2 million of accrued expenses, almost all of which relates to obligations incurred before our company discontinued its previous operations in 2005.  The increase in liquidated damages reflects the accruals for the 2010 periods. In April 2010 the holder of a $500,000 principal amount convertible promissory note converted the principal and all accrued but unpaid interest due under the note into an aggregate of 2,561,049 shares of our common stock based upon a conversion price of $0.25 per share in accordance with the terms of the note originally issued in September 2005.  This conversion, which resulted in a one-time gain to us of $24,382, represents the reduction in notes payable at September 30, 2010 from December 31, 2009.

Cash flows

Net cash provided by operating activities for the nine months ended September 30, 2010 was $316,238 as compared to net cash used in operating activities of approximately $63,033 for the nine months ended September 30, 2009.  The change reflects the commencement of our operations during the fourth quarter of 2009.  We used cash in the first nine months of 2010 to reduce our accounts receivables which was offset by an increase in accounts payable and accrued expenses.  In the period 2009, we offset our loss from operations with increases in accrued accounts payable and accrued expenses.

Net cash used in investing activities in the nine months ended September 30, 2010 reflects the purchase of oil and gas leases and fixed assets, net of the sale of working interest in certain of our wells.

Net cash provided by financing activities in the nine months ended September 30, 2010 reflects proceeds from the guaranteed contract with King’s Oil and the exercise of outstanding warrants offset by a repayment notes payable, including a portion of the balance due under the credit line with Mr. Dan Page which is described below.

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

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010 and on June 29, 2010 he further extended the due date to December 31, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants for resale, but we have not filed the required registration statement. At September 30, 2010 we owed Mr. Page $400,000 of principal under this credit line, net of repayments.  Mr. Dan Page is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.  We anticipate that Mr. Page will extend the note prior to its due date.

Past Due Notes at September 30, 2010

Our liabilities at September 30, 2010 reflect a number of past due obligations which were incurred by us under our former management, including:

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at September 30, 2010 we have accrued liquidated damages in the amount of $580,240 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 15% per annum, with a late payment fee of 6% per month.  At September 30, 2010 we owed Alloy an aggregate of $1,207,463 under this note, which includes principal and accrued but unpaid interest, liquidated damages and late fees; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share which expire in October 2010.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.  At September 30, 2010 we owed Mr. Wood an aggregate of $ 67,605 under this note, which includes principal and accrued but unpaid interest.

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

Item 3.          Qantitative and Qualitative Disclosures About Market Risk.

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

Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures. The material weakness identified was that our accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to this material weakness, in preparing our financial statements for the period ended September 30, 2010 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  We do not expect our disclosure controls and procedures to be effective until such time as we hire sufficient, experienced accounting personnel.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          (Removed and Reserved).

Item 5.          Other Information.

On June 23, 2010 we entered into an Oil and Gas Lease with an unrelated third party for 18 acres in Clinton County, KY.  The lessor retained a 12.5% interest.  The term of the lease is 90 days, or as long thereafter as there are oil or gas producing operations; if we drill one well within 90 days, the primary term will extend for 12 months.  We did not pay anything for these lease interest and we are responsible for 100% of all costs.  On September 9, 2010 we assigned a 50% working interest in our 87.5% interest in this lease to Cool-Tooler, Inc., a company controlled by Mr. Dan Page, a related party.  We are responsible for 50% of all costs and assignee is responsible for remaining 50%.  We began drilling operations for the first well during the 90 day period, and completed the operations during the first week of November.

On July 8, 2010 we entered into an Oil and Gas Lease with an unrelated third party for 90 acres in Clinton County, KY.  The lessor retained a 12.5% interest.  The term of the lease is 90 days; if we drill one well within 90 days the primary term will extend for 12 months.  If a second well is drilled within 12 months, at the end of 12 months the lease will be extended or as long thereafter as there are oil or gas producing operations.  We did not pay anything for these lease interest and we are responsible for 100% of all costs.  In July 2010 we drilled Tompkins Well #1 and in September 2010 we drilled Tompkins Well #2.

On July 22, 2010 we sold an aggregate 50% net working interest in Tompkins Well #1 to an investor group for $37,000.  We are obligated to pay 100% of drilling costs; costs for completion, operating and treatment, and all other costs, are split, with assignees being responsible for 58% and our company the remaining 42% of such costs.  We retained remaining 37.5% net working interest in this well.

On August 5, 2010 we entered into an Oil and Gas Lease with an unrelated third party for 160 acres in Cumberland County, KY.  The lessor retained a 12.5% interest.  The term of the lease is 90 days; if we drill one well within 90 days the primary term will extend for 12 months.  If a second well is drilled within 12 months, at the end of 12 months the lease will be extended or as long thereafter as there are oil or gas producing operations.  We did not pay anything for these lease interest and we are responsible for 100% of all costs. We did not drill the first well within the 90 day primary term of the lease; accordingly, our rights under the lease have terminated.

On August 19, 2010 we sold an aggregate 50% net working interest in Tompkins Well #2 to an investor group for $37,000.  We are obligated to pay 100% of drilling costs; costs for completion, operating and treatment, and all other costs, are split, with assignees being responsible for 58% and our company the remaining 42% of such costs.  We retained remaining 37.5% net working interest in this well.

On September 9, 2010 we entered into an Oil and Gas Lease with an unrelated third party for approximately 48 acres in Clinton County, KY.  The lessor retains a 12.5% interest.  The term of lease is one year and as long as oil and gas is produced.  We paid $1,000 for this lease and we are responsible for 100% of all costs.

Between December 2009 and April 2010 we sold 50% working interests in three wells, Todd Anderson #1, Todd Anderson #2 and Todd Anderson #3 for $35,000 each or an aggregate of $105,000 to an unrelated third party.  On September 20, 2010 we repurchased those working interests for a total of $125,000.  Two of the three wells are now producing wells.

On October 15, 2010 we acquired 50% of the 87.5% working interest in Robbins Well # 2 in Overton County, TN from Mr. Dan Page, a related party, for no cost.  We are responsible for 50% of all costs and the Mr. Page is responsible for remaining 50%.

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

TN-K ENERGY GROUP INC.

November 15, 2010	By:	/s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer