Form 10-K
period 2010-12-31
TN-K ENERGY GROUP INC.
filed 2011-04-13
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to ____________________

Commission file number: 0-27828

TN-K ENERGY GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3779546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

649 Sparta Highway, Suite 102, Crossville, TN	38555
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (931) 707-9601

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.03 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $11,034,420 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  41,131,178 shares of common stock are issued and outstanding as of March 28, 2011.

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

TN-K ENERGY GROUP INC.
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

•	our ability to continue as a going concern,
•	our business and growth strategies,
•	risks associated with our operations as a small independent oil company with limited capital resources,
•	risks associated with the external factors that impact our operations,
•	our ability to satisfy our debt obligations which predate our existing business,
•	volatility in oil prices,
•	risks associates in general with oil and gas operations,
•	our ability to find additional reserves, and
•	the impact of government regulation and the impact of possible changes in tax laws.

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

•	our inability to satisfy our debt obligations,
•	our inability to raise capital as needed,
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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2010” refers to the year ended December 31, 2010, “2009” refers to the year ended December 31, 2009, and “2011” refers to the year ending December 31, 2011.

PART I

ITEM 1.                DESCRIPTION OF BUSINESS.

Overview

We are an independent oil exploration and production company, engaged in acquiring oil leases and exploring and developing crude oil reserves and production in the Appalachian basin.  While we have acquired working interests in existing wells in an effort to balance our revenue sources, we primarily focus our efforts on acreage acquisitions in which we will the operator of the wells which we believe gives us the greatest ability to maximize our revenues over the long term.  We concentrate our operations in Kentucky and Tennessee primarily in the Murfreesboro, Knox and Wells Creek formations, although we also have assets located in the Granville, Stones River and Sunnybrook formations.  All of these formations are primary known producing formations. Our growth strategy is to focus on our operational growth in our core area, to convert our unproved reserves to proved reserves and to continue our acreage acquisitions while maintaining balanced, prudent financial management.

Our Operations

Our operations are divided between leases in which we have a participation interest and leases in which we are the operator.  Interests owned by participation leases means we have a working or royalty interest in a property that is operated or maintained by another interest owner under an agreement.  For participation leases, we receive payments for our oil sales from the operator and we are billed by the operator for a percentage of joint expenses relative to the costs of drilling and transporting the oil from the wells to the sales point.

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis.  We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. To date we have sold working interests in 10 of our wells ranging from 30% to 50% per well, and we are responsible for completion and operating costs on those wells ranging from 25% to 58% per well.  This has allowed us to move forward in drilling a greater number of wells than we would otherwise able to drill based upon our limited financial resources.  We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

Reserves

We own approximately 1,247.73 gross acres of leasehold interests with 31 producing oil wells in which we own an interest.  Wells drilled in this area range from 900 feet to 2,000 feet in depth and the well spacing is generally four acres per well.  The following table provides information on our reserves at December 31, 2010 and 2009.

	Estimated Remaining Reserves at December 31,
	2010				2009
	Gross	Net	Future Net Revenue		Gross	Net	Future Net Reserves
Reserve Classification	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)

Proved Developed
Producing	80,970	24,271	1,261,217	933,295	21,210	0	933,555	524,659
Non-producing	32,509	17,963	1,174,758	770,643	0	0	0	0
Sub-total	113,479	42,234	2,435,976	1,703,938	21,210	0	933,555	524,659

Proved Undeveloped	55,959	29,378	1,845,540	1,192,126	0	0	0	0

Total Proved	169,438	71,612	4,281,516	2,896,064	21,210	0	933,555	524,659

Probable	57,062	30,344	1,851,527	1,167,054	0	0	0	0

Possible	45,216	24,720	1,300,819	815,528	0	0	0	0

Total All Reserves	271,716	126,676	7,433,862	4,878,646	21,210	0	933,555	524,659

When used in this table, “Bbls” means barrels of oil. We also use a number of terms when describing our reserves. “Proved reserves” are the quantities of oil that, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible. We provide information on two types of proved reserves - developed and undeveloped. “Proved developed reserves” are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods and “proved undeveloped reserves” are reasonably certain reserves in drilling units immediately adjacent to the drilling unit containing a producing well as well as areas beyond one offsetting drilling unit from a producing well.

Under recent SEC rules we are now also permitted to provide information about probable and possible reserves. As set forth above, prior to 2010 our reserve reports did not contain any estimates on probable or possible reserves. “Probable reserves” are additional reserves that are less certain to be recovered than proved reserves but which, in sum with proved reserves, are as likely as not to be recovered. “Possible reserves” are additional reserves that are less certain to be recovered than probable reserves. The various reserve categories have different risks associated with them. Proved reserves are more likely to be produced than probable reserves and probable reserves are more likely to be produced than possible reserves. Because of these risks, the different reserve categories should not be considered to be directly additive.

Our reserve estimates at December 31, 2010 were prepared by Lee Keeling and Associates, Inc., an independent engineering firm.  These reserve report which is filed as an exhibit to this report was prepared in accordance with the generally accepted petroleum engineering and evaluation principles and most recent definitions and guidelines established by the SEC. All reserve definitions comply with the applicable definitions of the rules of the SEC. The reserves were estimated using engineering and geological methods widely accepted in our industry. The accuracy of the reserve estimates is dependent upon the quality of available data and upon independent geological and engineering interpretation of that data. For proved developed producing, the estimates considered to be definitive, using performance methods that utilize extrapolations of various historical data including oil and water production and pressure history. For other than proved producing, proved undeveloped reserves and probable and possible reserve estimates were made using volumetric methods.

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent engineering firm under the supervision of our Chief Executive Officer. We provide the engineering firm with estimate preparation material such as property interests, production, current operation costs, current production prices and other information. This information is reviewed by our Chief Executive Officer to ensure accuracy and completeness of the data prior to submission to our third party engineering firm. A letter which identifies the professional qualifications of the independent engineering firm who prepared the reserve report is included in the reserve report. There was no conversion of undeveloped reserves to proved reserves during 2010. During 2010 we spent approximately $190,000 on converting proved undeveloped reserves to proved developed reserves.

The engineering report also projected discounted future net revenues (DFNR) from our net reserves and the present value, discounted at 10% per annum, of that future net revenue as summarized in the following table. Future net revenue is the amount, exclusive of federal and state income taxes, that will accrue to the subject interests for continued operation of the properties to depletion. It should not be construed as a fair market or trading value.  Provisions have been made for future expenses required for recompletion and drilling, but no provision has been made for the cost of plugging and abandoning the properties.  The pricing used was based on a determination of a 12-month average price, calculated as the unweighted average price of the monthly prices received by us for oil for the 12-month period prior to the end of the reporting period.

The following table presents our producing oil wells at December 31, 2010.

Producing Wells
Gross (a)	31
Net (b)	10.291

(a)           The number of gross wells is the total number of wells in which a working interest is owned.

(b)           The number of net wells is the sum of fractional working interests we own in gross wells expressed as whole numbers and fractions thereof.

Certain of the leasehold interests we own are subject to royalty, overriding royalty and other outstanding interests customary to the industry. The properties may also be subject to additional burdens, liens or encumbrances customary to the industry, including items such as operating agreements, current taxes, development obligations under natural gas and oil leases, farm-out agreements and other restrictions. We do not believe that any of these burdens will materially interfere with the use of the properties.  The following table presents leased acres as of December 31, 2010.

	Gross	Net
Developed acres	260	91.3
Undeveloped acres	987.73	483.25
Total acreage	1,247.73	574.55

At December 31, 2010 there were 987.73 of gross acres of undeveloped acres and 483.25 acres of net undeveloped acres that we control under fee leases.  The following table presents the net undeveloped acres that we control under fee leases and the period the leases are scheduled to expire, absent pre-expiration drilling and production which extends the term of the lease(s).  The expiration dates of the leases are subject to automatic renewals so long as we are producing oil and/or gas on the lease.

	Net Undeveloped Acres
Lease	Year of Expiration	Total Acres
Dishman Lease, Overton County, TN	Automatic Renewal	5.69
Anderson, Charles Lease, Overton County, TN	Automatic Renewal	117.6
Clark Lease, Clinton County, KY	Automatic Renewal	157.99
Bradley Lease, Clinton County, KY	Automatic Renewal	12.34
Irwin Lease, Clinton County, KY	2011	25.12
Hadley Lease, Clinton County, KY	2011	9.01
Anderson, Todd Lease, Clinton County, KY	Automatic Renewal	35.37
McClellan Lease, Clinton County, KY	Automatic Renewal	6.13
Tompkins Lease, Clinton County, KY	2011	71.75
Brown Lease, Clinton County, KY	2011	42.25

The following table presents our development and exploratory drilling activities during the past two years.  Because we did not commence operations until the fourth quarter of 2009, we did not undertake any drilling activities in 2008.  There is no correlation between the number of productive wells completed during any period and the aggregate reserves to those wells.  Productive wells consist of producing wells capable of commercial production.

Drilling Activities
	2010		2009
	Gross	Net	Gross	Net
Development:
Producing	22	7.491	1	.375
Non-Producing	18	8.063	2	.75
Injection	0	0	0	0
Dry	7	2.025	0	0
Total development	47	17.579	3	1.125

Exploratory:
Productive	0	0	0	0
Dry	0	0	0	0
Pending determination	0	0	0	0

Total drilling activity	47	17.579	3	1.125

As of the date of this report, we are continuing drilling activities on our leasehold interests in an effort to further expand our producing wells.  Currently, we have four wells in the process of being drilled.

Customers, Sales and Delivery

We store extracted oil in on-site bulk storage tanks awaiting delivery to our customers.  Our customers pay all costs associated with transporting the oil from these storage tanks.  In each of 2010 and 2009 we had two customers who represented 100% of our oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil, and because we have the option to change purchasers if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers.

The following table presents information regarding production volumes and revenues, average sales prices and costs, after deducting royalties and interests of others, with respect to oil production attributable to our interest for the last two years. Because we did not commence operations until the fourth quarter of 2009, we did not undertake any drilling activities in 2008.  In the following table, average production cost are costs incurred to operate and maintain the wells and equipment and to pay the production costs, which does not include ad valoreum and severance taxes per unit of production, and is exclusive of work-over costs.

	Year Ended December 31,
Oil production (Bbls)	2010	2009
Production	24,861.69	1,151
Average sales price	$75.9625	$68.00
Average production cost	$4.00	$6.00

Guaranteed Contract with King’s Oil LLC

On September 17, 2010, we entered into a series of transactions which has resulted it our acquisition of rights under a lease covering approximately 200 acres.  This lease, which is known as the Charles and Lynda Anderson Lease, is situated in Overton County, TN.  The Charles and Lynda Anderson Lease had three existing oil wells, one additional well location and provides us with the opportunity to drill an additional approximately 45 wells in this area of rich oil and gas production.  In the first transaction, we acquired an 85% interest in the Anderson Lease from Overton Oil & Gas Corp. for $1 million, including all existing wells on the leasehold and the related production equipment, subject to certain exceptions which included certain existing workings interests and overriding interests in the three existing wells.

In the second transaction, we entered into a Guaranteed Contract with King’s Oil, LLC under which it purchased an interest in the Anderson Lease from us for $1.2 million.  Under the terms of the Guaranteed Contract, we assigned our royalty interests in the production from the three existing wells up to a maximum of 50 barrels of oil per day average, with the average daily production rate based upon a 30 calendar day month, to King’s Oil LLC until such time as King’s Oil, LLC has received the return of the full $1.2 million investment.  During this time, we are entitled to 40% the proceeds from production from any of these three wells for any overage in this maximum daily production.  We have guaranteed King’s Oil, LLC that it will receive the $1.2 million within 18 months through the royalty interests in the existing wells and we are obligated to pay it any shortfall at the end of the 18 month period.  In addition, our President and CEO, Mr. Ken Page, has personally guaranteed the amount. We have agreed to pay 40% of the costs of any work on the three existing wells.  At such time as King’s Oil LLC has received the return of its investment, we will be entitled to receive 40% of King’s Oil’s royalty interests from production from the three existing wells.  Through December 31, 2010 it received approximately $187,000 under this agreement.

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

Government Regulation

We are subject to numerous federal, provincial, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and require suspension or cessation of operations in affected areas. Although environmental requirements have a substantial impact upon the energy industry, as a whole, we do not believe that these requirements affect us differently, to any material degree, than other companies in our industry. All of the jurisdictions in which we operate have statutory provisions regulating the exploration for and production of crude oil. These provisions include permitting regulations regarding the drilling of wells, maintaining bonding requirements to drill or operate wells, locating wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells.  We have made and will continue to make expenditures in our efforts to comply with these requirements, which we believe are necessary business costs in the oil industry.

Changes to existing, or additions of, laws, regulations, enforcement policies or requirements in one or more of the countries or regions in which we operate could require us to make additional capital expenditures. While the events in the U.S. Gulf of Mexico in 2010 resulted in the enactment of, and may result in the enactment of additional, laws or requirements regulating the discharge of materials into the environment, we do not believe that any such regulations or laws enacted or adopted as of this date will have a material adverse impact on our cost of operations.

Employees

As of March 31, 2011, we had one full time employee, Mr. Page, our Chief Executive Officer and one part time employee.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $21.2 million as of December 31, 2010. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues.  There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We owe approximately $1.0 million under a guaranteed contract that is due in March 2012.  We are dependent upon oil production from three leases to satisfy this amount.

In September 2010 we entered into the guaranteed contract with King’s Oil, LLC under which we have guaranteed King’s Oil, LLC that it will receive the $1.2 million it paid for the interests in the Anderson Lease within 18 months through the royalty interests in the existing wells.  We are obligated to pay it any shortfall at the end of the 18 month period, and through December 31, 2010 it received approximately $187,000 under this agreement.  Because we cannot predict the amount of oil that will be produced and sold from these leases, there are no assurances that we will not be required to fund any shortfall.  While we reasonably believe the amounts will be paid to King’s Oil, LLC in accordance with the terms of the contract, if we were required to pay it any shortfall our liquidity would be adversely impacted and we could be forced to cease some of our operations.

Our business model and growth strategies may not prove successful over the long-term.

Our ability to develop our operations in the energy sector is constrained by our limited working capital and size of our operations.  While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction.  In 2009 we recognized an impairment of $375,000 net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction.  While we believe that the internally generated values we ascribed to the various assets to determine the purchase prices at the time of the acquisitions have a great likelihood of proving accurate over time as the wells are drilled, there are no assurance that our believe is correct.  In addition, our business model envisions that we will continue to utilize our common stock to the extent possible in lieu of cash for future acquisitions of acreage and participating interests.  There are no assurances we will be able to continue this model, which may hinder our ability to expand our acreage holdings which is a key factor to our future growth.

There are a number of external factors which impact our operating results which are beyond our control.

The oil gas produced by us must be marketed in order for our company to receive revenues.  Oil prices are not regulated, but instead are subject to factors which are generally beyond our control, such as the supply and demand. For example, reduced oil demand and excess oil supplies will result in lower prices. Other factors affecting the price and marketing of oil and natural gas production, which are also beyond our control cannot be accurately predicted, are:

•	the cost, proximity, availability, and capacity of pipelines and other transportation facilities;
•	the price and availability of other energy sources such as coal, nuclear energy, solar, wind and alternative fuels;
•	local, state, and federal regulations regarding production, conservation, and transportation;
•	overall domestic and global economic conditions;
•	the impact of the U.S. dollar exchange rates on oil and natural gas prices;
•	technological advances affecting energy consumption;
•	governmental relations, regulations and taxation;
•	the general level of supply and market demand for oil on a regional, national and worldwide basis and the impact of energy conservation efforts;
•	weather conditions and fluctuating seasonal supply and demand for oil and natural gas;
•	economic and political instability, including war or terrorist acts in oil producing countries, including those of the Middle East, Africa and South America;
•	the amount of domestic production of oil gas; and
•
the amount and price of imports of oil from foreign sources, which include production quotas for petroleum products from time to time with the intent of increasing, maintaining, or decreasing price levels.

We are unable to predict what effect these various factors will have on the future price of the oil, one or more of which will impact our revenues and profits in future periods.

We have a significant amount of past due debt.

At December 31, 2010 our balance sheet includes approximately $6.8 million of past due debt, including past due unsecured convertible notes, accounts payable, liquidated damages and accrued expenses.  The vast majority of these liabilities predate our current operations and our current management.  We do not have the funds necessary to satisfy these obligations.  There are judgments against our company for a significant amount of these past due obligations, all of which relate to obligations incurred prior to our current management.  If one or more of these judgment creditors should attempt to collect the amounts due, it is unlikely that we would be able to continue our operations as they are presently conducted.

We may be required to redeem shares of our common stock under the ESOP.

Under the terms of our ESOP, plan participants are permitted to put the earned stock back to us under certain conditions and request a redemption of the shares based upon fair market value.  At December 31, 2010 there are 1,011,328 shares in the ESOP which were earned by the plan participants prior to the discontinuation of our operations in 2005.  We are engaged in preliminary discussions with counsel for the trustee and there are differences in interpretations between the parties regarding who has the right to exercise this reduction on the plan participant’s behalf.  We do not have sufficient funds to redeem any of these shares and we may be prohibited under state law from redeeming shares of our common stock as a result of our accumulated deficit.  We are unable to predict at this time the outcome of these ongoing discussions nor the potential impact to our company.  If we were required to redeem the stock, our ability to continue as a going concern could be in jeopardy.

Estimates of oil reserves are inherently imprecise. Any material inaccuracies in these reserve estimates or underlying assumptions will affect materially the quantities and present value of our reserves.

The estimates of proved oil reserves and the future net cash flows attributable to those reserves were prepared by independent petroleum engineers and geologists.  There are numerous uncertainties inherent in estimating quantities of proved oil reserves and cash flows attributable to such reserves, including factors beyond our control and that of our engineers.  Reserve engineering is a subjective process of estimating underground accumulations of oil that cannot be measured in an exact manner.  Different reserve engineers may make different estimates of reserves and cash flows based on the same available data.  The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil prices and expenditures for future development drilling and exploration activities, and of engineering and geological interpretation and judgment.  Additionally, reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development drilling and exploration activities and the price of oil.  Actual future production, revenue, taxes, development drilling expenditures, operating expenses, underlying information, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions and underlying information set forth herein.

Oil prices are volatile and significant decline in the price of crude oil will adversely impact our results in future periods.

Our revenues, profitability and liquidity are substantially dependent upon prevailing prices for oil, which can be extremely volatile.  Even relatively modest drops in prices can significantly affect our financial results and impede our growth.  Prices for oil may fluctuate widely in response to relatively minor changes in the supply of and demand for oil, market uncertainty and a wide variety of additional factors that are beyond our control, such as the domestic and foreign supply of oil; the price of foreign imports; the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; technological advances affecting energy consumption; domestic and foreign governmental regulations; and the variations between product prices at sales points and applicable index prices.  Our operations are focused on oil exploration and production in the Appalachian Basin region of the United States.  Regional oil prices may vary from national prices due to regional factors such as regional production being constrained by regional capacity.

Oil drilling operations are inherently risky.

The nature of the oil business involves a variety of risks, particularly the risk of drilling wells that are found to be unable to produce any oil at prices sufficient to repay the costs of the wells and the costs of producing the wells.  It is possible that in the future we may recognize substantial impairment expenses when uneconomic wells and declines in oil prices result in impairments of the capitalized costs of our oil properties.  The oil business also includes operating hazards such as fires, explosions, cratering, blow-outs and encountering formations with abnormal pressures.  The occurrence of any of these risks could result in losses. The occurrence of any one of these significant events, if it is not fully insured against, could have a material adverse effect on our financial position and results of operations.

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

Our revenues depend in part on whether we find or acquire additional reserves.  Unless we conduct successful exploration and development activities, or acquire properties, our proved reserves will decline.  Our future oil reserves and production as well as our cash flow and income are dependent on our ability to efficiently develop and exploit our current reserves and economically find or acquire additional reserves.  Our planned exploration and development projects may not result in significant additional reserves, and we may be unable to drill productive wells at low reserve replacement costs.

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

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief, or both.  Moreover, changes in any of the above laws and regulations could have a material adverse effect on our business.  Concerns of global warming may result in changes to laws and regulations that increase the cost of oil operations and decrease the use and demand for crude oil.  In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

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

Oil and gas properties

Information on our oil and gas properties appears earlier in this report under Item 1. Business.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.                (REMOVED AND RESERVED).

PART II

ITEM 5.                MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is quoted in the OTC Markets OTCQB tier under the symbol TNKY.  The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2009
First quarter ended March 31, 2009	$0.02	$0.01
Second quarter ended June 30, 2009	$0.02	$0.01
Third quarter ended September 30, 2009	$0.24	$0.01
Fourth quarter ended December 31, 2009	$0.49	$0.22

2010
First quarter ended March 31, 2010	$0.83	$0.5
Second quarter ended June 30, 2010	$0.54	$0.36
Third quarter ended September 30, 2010	$0.44	$0.16
Fourth quarter ended December 31, 2010	$0.41	$0.27

2011
First quarter ended March 31, 2011	$0.30	$0.17

The last sale price of our common stock as reported on the OTC Markets OTCQB tier was $0.17 per share on April 11, 2011.  As of March 28, 2011, there were approximately 138 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent Sales of Unregistered Securities

None except as previously reported.

ITEM 6.                SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are an independent oil exploration and production company, engaged in acquiring oil leases and exploring and developing crude oil reserves and production in the Appalachian basin.  We concentrate our operations in Kentucky and Tennessee primarily in the Murfreesboro, Knox and Wells Creek formations, although we also have assets located in the Granville, Stones River and Sunnybrook formations.  All of these formations are primary known producing formations. Our growth strategy is to focus on our operational growth in our core area, to convert our unproved reserves to proved reserves and to continue our acreage acquisitions while maintaining balanced, prudent financial management.

Our operations are divided between leases in which we have a participation interest and leases in which we are the operator.  Interests owned by participation leases means we have a working or royalty interest in a property that is operated or maintained by another interest owner under an agreement.  For participation leases, we receive payments for our oil sales from the operator and we are billed by the operator for a percentage of joint expenses relative to the costs of drilling and transporting the oil from the wells to the sales point.

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis.  We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. To date we have sold working interests in 10 of our wells ranging from 30% to 50% per well, and we are responsible for completion and operating costs on those wells ranging from 25% to 58% per well.  This has allowed us to move forward in drilling a greater number of wells than we would otherwise able to drill based upon our limited financial resources.  We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

During 2011 we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate.  In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company.  At December 31, 2010 our balance sheet includes approximately $6.8 million of past due debt, notes and liquidated damages that relates to the prior business of our company before those operations were discontinued in 2005, which is net of $1.8 million of aged payments which we wrote off during 2010.  None of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company.  We do not have the resources to satisfy these obligations.  If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction.  In 2009 we recognized an impairment of $375,000 net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction.  During 2010 we also issued an aggregate of 150,001 shares of our common stock valued at $120,000 for prepaid drilling costs in an effort to maximize our available working capital.  Given our limited cash resources, it is likely that we will continue to use equity to expand our holdings and pay costs which will further dilute our existing stockholders and possibly result in additional one-time impairments of the assets acquired.

In September 2010 we entered into the guaranteed contract with Kings Oil, LLC under which we have guaranteed King’s Oil, LLC that it will receive the $1.2 million paid for the interests in the Anderson Lease within 18 months through the royalty interests in the existing wells.  We are obligated to pay it any shortfall at the end of the 18 month period and through December 31, 2010 it received approximately $187,000 under this agreement.  While we reasonably believe the amounts will be paid to Kings Oil, LLC in accordance with the terms of the contract, if we were required to pay it any shortfall our liquidity would be adversely impacted and we could be forced to cease some of our operations.

We also face the challenge of limited personnel and diversion of our management’s time and attention.  Subsequent to December 31, 2010 we have hired a part-time accountant, but as our company continues to grow, we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared.  Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations.  We have been relying on funding available to us under a line of credit extended by a related party which matures in June 2011.  At December 31, 2010, $400,000 is outstanding under this facility which is the maximum amount available.  The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation at maturity.  We do not presently have sufficient funds to satisfy this obligation.

Given the small size of our company, the early stage of our operations and our limited revenues, we may find it difficult to raise sufficient capital to meet our needs.  If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

While we reported net income of $2.6 million for 2010, we have incurred net losses of approximately $21.2 million since inception through December 31, 2010.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenue in revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties.  Our revenues from all sources were significantly higher in 2010 than 2009 which reflects a full year of operations.  During 2010 the average sales price (net of taxes and transfers) per unit of oil extracted from wells drilled by us was approximately $75.9625 as compared to approximately $68.00 in 2009. Substantially all of the well service revenues in 2010 were attributable to services rendered to a related party.  Included in revenues in 2010 was also revenue of $389,000 attributable to the sales to third parties of various interests in wells.

Our total operating expenses in 2010 increased approximately 83% from 2009 and generally reflects a full year of operations following our exit from shell status in October 2009.  Oil lease operating expenses, which includes, which includes our portion of the cost of contract drillers, other expenses associated with the drilling operations and depletion expense, were 28% of revenues in 2010 as compared to 46% in 2009 which is attributable to our ability to negotiate priced reductions with the contract drillers as a result of our increased drilling activities in 2010.

During 2010 our sales, general and administrative expenses increased approximately 190% from 2009.  This increase is primarily attributable to increased accounting and professional fees and expenses associated with expanding our lease holdings and our reporting obligations under federal securities laws, as well as our general overhead expenses which have increased as a result of our operations.  Included in sales, general and administrative expenses in 2010 is consulting expenses of $27,524 paid to a related party, $33,368 of non-cash depreciation expense and $450,000 of non-cash expenses associated with the extension of warrants and granting of options to our management.  We anticipate our operating expenses will continue to increase in 2011 which will be reflective of our increased operations.  We are not able at this time, however, to quantify the amount of the expected increase.

Included in our total other income during 2010 are non-cash gains on derivatives of $1,170,502 as compared to a (loss) on derivatives of $2,524,634 in 2009.  Gain (loss) on derivatives consists of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 07-05 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as other income in those periods.

Also included in our total other income in 2010 is a non-cash gain of $1.8 million from the write-off of aged accounts payable.  Under the state laws of both California and Texas, jurisdictions in which our company previously had operations prior to the discontinuation of all operations in April 2005, based upon opinions of counsel we received we are permitted to write-off these payables.  This gain is one-time and not related to our operating performance.

Liquidated damages are related to registration rights granted by our prior management and while they decreased in 2010 as compared to, 2009 as a result of the expiration of certain of the instruments under which the registration rights were granted.  However, these expenses continue to have a material impact on our company.

Our interest expense as increased as a result of the increased amounts outstanding under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At December 31, 2010 we had a working capital deficit of $8,357,639 as compared to a working capital deficit of $9,505,982 at December 31, 2009.  Our current liabilities includes approximately $5.9 million of accounts payable and accrued expenses, together with $634,684 in liquidated damages and $650,000 of convertible notes payable related to financings which relates to obligations incurred before our company discontinued its previous operations in 2005.

Also included in our accrued expenses at December 31, 2010 is approximately $53,000 of accrued salary and consulting expenses, approximately $653,000 of accrued interest, approximately $26,000 in accrued interest due a related party under a credit line and approximately $154,000 of accrued taxes.

Our liabilities at December 31, 2010 includes $1,012,622 due King’s Oil, LLC under the guaranteed contract we entered into in September 2010.  As described earlier in this section, this amount, which is being paid through the sale of oil, must be paid in full by March 2012.

In April 2010 the holder of a $500,000 principal amount convertible promissory note converted the principal and all accrued but unpaid interest due under the note into an aggregate of 2,561,049 shares of our common stock based upon a conversion price of $0.25 per share in accordance with the terms of the note originally issued in September 2005.  This conversion, which resulted in a one-time gain to us of $24,382, represents the reduction in notes payable at December 31, 2010 from December 31, 2009.

Net cash provided by operating activities for 2010 was $840,234 as compared to net cash used in operating activities of $143,362 for 2009.  The change reflects the commencement of our operations during the fourth quarter of 2009.  Net cash used in investing activities in 2010 reflects the purchase of oil and gas leases and fixed assets, net of the sale of working interest in certain of our wells.  Net cash provided by financing activities in 2010 reflects proceeds from the guaranteed contract with King’s Oil and the exercise of outstanding warrants offset by a repayment notes payable, including a portion of the balance due under the credit line with Mr. Dan Page which is described below.

Line of Credit

In April 2007 we executed an agreement with Mr. Dan Page, a related party, whereby we received $250,000 in funds to be advanced through a line of credit which was evidenced by a convertible promissory note.  The note bears interest at a rate of 7.5% per annum and had an original maturity date of April 23, 2008. The initial $250,000 advanced under the credit line is convertible at any time into shares of our common stock at a price per share equal to $0.35.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.  Upon maturity or the conversion of the initial $250,000 principal amount and interest due under the note, we also agreed to issue to Mr. Page a four year warrant to purchase shares of common stock with an exercise price of $0.35 per share in an amount equal to 20% of the total shares issued upon conversion of the note.  On September 27, 2007, Mr. Page amended the note to provide an additional $100,000 of working capital to us. Under the terms of the amendment, the additional $100,000 is convertible into shares of our common stock at a price per share equal to $0.18. As consideration for this increase of availability under the credit line, at such time as the note matures or he converts the additional $100,000 into common stock, we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total shares to be issued upon the conversion of that portion of the note with an exercise price of $0.18 per share.  On May 1, 2009 we entered into a second amendment of the note to provide for an additional $50,000 of working capital to us, bringing the total amount available under the credit line to $400,000. Under the terms of the amendment, the additional $50,000 is convertible into shares of our common stock at a price per share equal to $0.12. As consideration for this extension, upon maturity of the note or at such time as he converts the note we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.12 per share, solely as it relates to this additional $50,000.

We have entered into a number of extension agreements with Mr. Page and the line of credit is presently due on December 31, 2011.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants for resale, but we have not filed the required registration statement. At December 31, 2010 we owed Mr. Page $400,000 of principal and approximately $25,680 of accrued but unpaid interest under this credit line, net of repayments.

Past Due Notes at December 31, 2010

Our liabilities at December 31, 2010 reflect a number of past due obligations which were incurred by us under our former management, including:

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at December 31, 2010 we have accrued liquidated damages in the amount of $634,684 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 18% per annum, with a late payment fee of 1.5% per month; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share which expired in October 2010.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

ITEM 9A.             CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses.

The material weakness identified are related to insufficient personnel and accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to this material weakness, in preparing our financial statements for the year ended December 31, 2010 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  Subsequent to December 31, 2010 we have hired an experienced accountant which will mitigate to an extent these material weaknesses.  However, given the growth of our company, as we continue to lack sufficient personnel and resources to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure, we expect that the material weaknesses in our disclosure controls and procedures will continue in 2011 until such time as we devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.  Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of December 31, 2010, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section.

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

Consulting Agreement with Dan Page

In March 2010 we entered into a one year consulting agreement with Mr. Dan Page whereby he provided advice to us on an as requested basis relative to our current and future drilling operations.  Effective March 2011 we entered into a new consulting agreement with Mr. Page which remains in effect until terminated by either party.  Under the 2011 agreement, Mr. Page continues to provide us with advice regarding our current and future drilling operations, as well as advice regarding potential lease acquisitions, business objectives capital structure, investors relations and additional general business advisory services as we may request from time to time. Under the terms of the 2010 agreement we paid Mr. Page a fee of $25,000 and pay his expenses incurred in providing the services to us up to a maximum of $1,000 per month.  We have accrued this amount as unpaid in our financial statements included elsewhere herein.  This compensation arrangement has continued under the terms of the 2011 agreement.

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

Mr. Page serves as both our Chief Executive Officer and as one of the two members of our Board of Directors.  Mr. McNeil is considered an independent director, but is not considered a “lead” independent director.  The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management.  In his role and as independent director, Mr. McNeil meets regularly with Mr. Page to discuss strategy and risks we face and to address any questions or concerns he may have on risk management and any other matters.

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

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

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

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2010.

ITEM 11.             EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2010 and 2009 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 7 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Ken Page, Chief Executive Officer 1	2010	62,000	0	0	449,993	0	0	0	516,247

	2009	66,500	0	0	27,610	0	0	12,000	106,110

1           Option awards in 2010 represents the value of options to purchase 1,500,000 shares of our common stock with an exercise price of $0.30 per share granted to Mr. Page in December 2010.  In September 2009, as part of an amendment to Mr. Page’s employment agreement which is described below, we granted him options to purchase an aggregate of 120,000 shares of our common stock pursuant to our 2009 Equity Compensation Plan which have an exercise price of $0.25 per share.  Those options were valued at $27,610 and this expense is included in the Option Awards column for 2009.  In addition, at each of December 31, 2008 and September 29, 2009 we owed Mr. Page $91,500 and $141,000, respectively, in accrued but unpaid compensation for prior periods. As described below, in September 2009 Mr. Page forgave an aggregate of $44,000 of accrued but unpaid compensation due him from 2008 compensation and accepted five year non-qualified options to purchase an aggregate of 388,000 shares of our common stock granted under our 2009 Equity Compensation Plan valued at $97,000 as full and complete payment for the balance of $97,000 in accrued but unpaid compensation due him.  At December 31, 2009 we owed Mr. Page $11,000 in accrued but unpaid compensation. In both 2010 and 2009, All Other Compensation represents a monthly expense allowance payable to Mr. Page under the terms of his employment agreement.

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

In addition, under the Employment Agreement, after six months of employment, Mr. Page received a grant of a three year option to purchase 3,000,000 shares of our common stock at a price of $0.20 per share, which vested in six equal monthly installments from the date of issuance.  These options expired unexercised in 2010.  Mr. Page also received a right to immediately appoint two directors to our Board of Directors. Pursuant to the agreement, Mr. McNeil was appointed to our Board of Directors. Mr. Page does not have any present attention to appoint an additional director to our Board.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Ken Page	120,000	0	0	0.25	9/29/14	0	0	0	0
	388,000	0	0	0.25	9/29/14	0	0	0	0
	1,500,000	0	0	0.30	9/14/15	0	0	0	0

Stock Option Plans

2004 Stock Incentive Plan

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004.  No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000.  At December 31, 2010 there were outstanding options to purchase 355,000 shares of our common stock at an exercise prices ranging from $0.25 to $0.56 per share.

2009 Equity Compensation Plan

On September 29, 2009 our Board of Directors adopted our 2009 Equity Compensation Plan (the “2009 Plan”). The purpose of the 2009 Plan is to enable our company to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or will be important to our success, an opportunity to acquire a proprietary interest in our company. The types of long-term incentive awards that may be provided under the plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its businesses.  The plan authorizes the grant of (i) options which qualify as incentive stock options under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified options which do not qualify as incentive stock options, (iii) awards of our common stock (iv) and rights to make direct purchases of our common stock which may be subject to certain restrictions. We have reserved 4,800,000 shares of our common stock for issuance upon grants made under the plan. At December 31, 2010 we had options to purchase 2,188,000 shares of our common stock with exercise prices ranging from $0.12 to $0.30 outstanding under the 2009 Plan.

Employee Stock Ownership Plan

On December 1, 1999, we established a leveraged Employee Stock Ownership Plan (“ESOP”) that covered all employees who completed 1,000 or more hours of service in a plan year. To establish the plan, the ESOP borrowed $10,000,000 from our then majority stockholder which we then used to purchase all of our outstanding preferred stock (a total of 1,350,000 shares) from this majority stockholder at the then estimated fair value, $7.41 per share. The preferred stock was convertible into common stock at an exchange rate of 1 share of preferred stock to 3.12828 shares of common stock, and in September 2004, the ESOP converted all of its preferred stock to an aggregate of 4, 253,567 shares of our common stock.  We received no funds from the formation of the ESOP; however, we were required to record the ESOP’s liability on our books as we had guaranteed the ESOP debt in accordance with the AICPA’s Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Under SOP 93-6, we recorded an unearned employee benefit expense related to the cost basis of unreleased shares, and, as such, we recorded it as a reduction to stockholders’ equity, “Unearned ESOP shares.”

In the aftermath of a review by the Pension and Welfare Benefits Administration of the Department of Labor (“DOL”), in December 2003, our former majority stockholder agreed to release the ESOP from its remaining obligations under the $10.0 million promissory note, thereby releasing us from our guarantee of the ESOP debt. In connection with his release of the ESOP from its obligations under the promissory note, we eliminated the guarantee of ESOP loan payable and ESOP interest payable balances against additional paid-in capital, as this debt release was considered a contribution of capital to us by our former majority stockholder.

In December 2003, since the ESOP was then under investigation by the DOL our former majority stockholder was not able to foreclose on the unreleased shares upon his release of our obligation under the promissory note, as was his right under the ESOP agreement. At that time, our former majority stockholder notified us that while he was releasing us from our obligation under the promissory note, he was not waiving any rights he may have to foreclosure against the unreleased shares. Although the DOL investigation was been completed, as of December 31, 2010 the former majority stockholder did not exercise any right he had to foreclose on the ESOP shares.  Of the 4,253,567 shares which are issued and outstanding in the name of the ESOP, we have been advised by the trustee that 1,011,328 of those shares were earned by the plan participants and the balance of 3,242,239 shares represent unearned shares.  We have started the process to close out the ESOP in accordance with the trustee’s instructions.  We expect that at such time as this process is concluded, the unearned shares will be cancelled and returned to the status of authorized but unissued stock.  In the event a terminated ESOP participant desires to sell his or her shares of our common stock, under the terms of the ESOP we may be required to purchase the shares from the participant at their fair market value.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  Mr. Page, who is an executive officer of our company, does not receive any compensation specifically for his services as a director.  In 2010 we did not compensate Mr. McNeil for his services to us as a director.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 28, 2011, we had 41,131,178 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2011 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Ken Page 1	2,008,000	4.7%
Brad McNeil 2	180,000	<1%
All officers and directors as a group (two persons)1,2	2,188,000	5.1%
Travis Coomer 3	3,264,285	7.9%
Mitchell Coomer 4	2,735,715	6.7%
Dan Page 5	2,960,822	6.4%

1           The number of shares of common stock beneficially owned by Mr. Ken Page includes shares underlying options to purchase:

•	508,000 shares of our common stock with an exercise price of $0.25 per share which expire in September 2014, and
•	1,500,000 shares of our common stock with an exercise price of $0.30 per share which expire in September 2015.

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

5           Mr. Page provides various consulting services to us, has extended a line of credit to us and is considered an affiliate.  Mr. Page’s address is Post Office Box 574, Crossville, TN 38557.  The number of shares owned by Mr. Page includes 1,054,852 shares which are presently outstanding, together with:

•	1,825,970 shares issuable upon the conversion of $400,000 principal amount due under the line of credit note with Mr. Page together with accrued interest of $33,077 at March 31, 2011, and
•	80,000 shares issuable upon the exercise of warrants with exercise prices ranging from $0.12 to $0.35 per share we will issue Mr. Page upon the conversion or satisfaction of line of credit.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:	0	n/a	n/a

Plans not approved by shareholders:
2004 Stock Incentive Plan	355,000	$0.385	0
2009 Equity Compensation Plan	2,188,000	$0.274	2,612,000

A description of the 2004 Stock Incentive Plan and the 2009 Equity Compensation Plan is contained earlier in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2010 we entered into a number of transactions with Mr. Dan Page which are in addition to the consulting agreement described earlier in this report.  At December 31, 2010 we owed Mr. Page $19,270 of accrued but unpaid consulting fees under this agreement.  While Mr. Page, the father of Ken Page, is not a named executive officer nor member of our Board of Directors, by virtue of the scope of the advice and services he provides to us he may be considered to exercise certain management control over our company.

Mr. Page provides a line of credit to us which is described earlier in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Line of Credit.  At each of December 31, 2009 and 2010 we owed Mr. Page $446,950 and $438,528, principal and interest, respectively, under this credit line.

On June 23, 2010 we entered into an Oil and Gas Lease with an unrelated third party for 18 acres in Clinton County, KY.  The lessor retained a 12.5% interest.  The term of the lease is 90 days, or as long thereafter as there are oil or gas producing operations; if we drill one well within 90 days, the primary term will extend for 12 months.  We did not pay anything for these lease interest and we are responsible for 100% of all costs.  On September 9, 2010 we assigned a 50% working interest in our 87.5% interest in this lease to Cool-Tooler, Inc., a company controlled by Mr. Dan Page.  We are responsible for 50% of all costs and Cool-Tooler, Inc. is responsible for remaining 50%.  We began drilling operations for the first well during the 90 day period, and completed the operations during the first week of November.

On October 15, 2010 we acquired 50% of the 87.5% working interest in a well from Mr. Dan Page for no cost.  We are responsible for 50% of all costs and the Mr. Page is responsible for remaining 50%.  At December 31, 2010 we owed Mr. Page $31,000 for our portion of these costs.

During 2010 we also performed various well services for Mr. Page or his controlled entities which resulted in revenue to us of approximately $41,000.

During 2010 we also engaged in a number of transactions with Messrs. Travis Coomer and Mitchell Coomer, principal stockholders of our company.  In February 2010 we entered into checkerboard well drilling location assignments covering the entire 738 acres of the JR and Pansy Clark Lease in Green County, Kentucky.  Under the terms of this agreement, we have a 27.5% net interest in each well location and are responsible for paying 32% of the cost for drilling, completion, operation and permitting of these wells.  As consideration for this assignment, we issued 324,999 shares of our common stock valued at $227,500 to Mr. Travis Coomer.  In addition, we also issued a total of 100,001 shares of our common stock valued at $70,000 to Messrs. Travis Coomer and Mitchell Coomer as prepaid drilling costs.

In February 2010 we also acquired an 81.25% working interest in approximately 27 acres, which includes one existing producing well, and 100% of certain equipment necessary to operate and produce oil on the lease which is located in Green County, Kentucky from Mr. Travis Coomer in exchange for 175,000 shares of our common stock valued at $122,500.

In May 2010 we entered into Assignments of Oil and Gas Lease with Messrs. Travis Coomer and Mitchell Coomer covering 10 additional well locations on the checkerboard.  Under the terms of the Assignment of Oil and Gas Lease, we acquired these additional locations at $25,000 each and have a 27.5% net interest in the 10 additional well locations and is responsible to pay 32% of all costs.  We issued an aggregate of 500,000 shares of our common stock valued at $250,000 as consideration for the lease and issued an additional 100,000 shares of our common stock valued at $50,000 as a prepayment for drilling, completion and operations costs at these well locations.

As a result of these agreements, our revenues in 2010 included $417,765 attributable to oil sales from the leases and wells and our oil lease operating expense included $3,423 paid under these agreements.

Director Independence

Mr. McNeil is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for 2009 and 2010.

	2010	2009
Audit Fees	$42,000	$30,000
Audit-Related Fees	0	0
Tax Fees	5,000	0
All Other Fees	0	0
Total	$47,000	$30,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2010 were pre-approved by the entire Board of Directors.

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Designation of Series A Preferred Stock (2)
3.3	Amended and Restated By-Laws (2)
3.4	Certificate of Ownership merging TN-K Energy Group Inc. into Digital Lifestyles Group, Inc. (13)
4.1	Specimen stock certificate for common stock (2)
4.2	Convertible Promissory Note dated April 1, 2005 issued to Alloy Marketing and Promotions, LLC (19)
4.3	Form of convertible promissory note issued to Mr. L.E. Smith in September 2005 (3)
4.4	Form of common stock purchase warrant issued to Mr. L.E. Smith in connection with convertible promissory note (3)
4.5	Form of $250,000 principal amount 7.5% convertible promissory note issued to Mr. Dan Page in April 2007 (6)
4.6	Form of warrant issued to Mr. Dan Page in connection with $250,000 principal amount 7.5% convertible promissory note issued in April 2007 (5)
4.7	Amendment to Convertible Line of Credit Note (6)
4.8	Second Amendment to Convertible Line of Credit Note dated May 1, 2009 (7)
4.9	Third Amendment to Convertible Line of Credit dated December 8, 2009 *
4.10	Fourth Amendment to Convertible Line of Credit Note Agreement with Dan Page dated June 29, 2010 (15)
4.11	Form of Fifth Amendment Convertible Line of Credit Note Agreement with Dan Page dated December 31, 2010 (17)
4.12	Form of Class A Warrant (9)
4.13	Form of convertible promissory note issued to Mr. Robert Wood (3)
4.14	Form of common stock purchase warrant issued to Mr. Wood in connection with convertible promissory note (3)
4.15	Form of common stock purchase warrant issued to Westech Capital (4)
4.16	Form of common stock purchase warrant issued to Tejas Incorporated (18)
10.1	2004 Stock Incentive Plan (2)
10.2	Form of registration rights agreement in favor of each of Mr. L.E. Smith and Mr. Robert Wood (3)
10.3	Form of Registration Rights Agreement with Mr. Dan Page (5)
10.4	Employment Agreement with Ken Page (6)
10.5	Form of Amendment No. 1 to Employment Agreement with Ken Page (8)
10.6	Agreement with Mr. Ken Page dated September 29, 2009 (8)
10.7	2009 Equity Compensation Plan (8)
10.8	Form of Assignment of Oil and Gas Lease (10)
10.9	Assignments of Oil and Gas Leases (11)
10.10	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Mitchell Coomer, Travis Coomer, Americas Energy Company and TN-K Energy Group, Inc. (13)
10.11	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Travis Coomer Drilling Co. and TN-K Energy Group, Inc. (13)
10.12	Assignment of Oil and Gas Lease (full checkerboard) dated February 2, 2010 by and between Mitchell Coomer and Travis Coomer and TN-K Energy Group, Inc. (18)
10.13	Registration Rights Agreement dated January 27, 2005 with Alloy Marketing and Promotions, LLC (18)
10.14	Assignments of Oil and Gas Lease dated May 6, 2010 by and between Mitchell Coomer and Travis Coomer and TN-K Energy Group, Inc. (14)
10.15	Assignment dated September 17, 2010 from Overton Oil & Gas Corp. to TN-K Energy Group Inc. (16)
10.16	Assignment dated September 17, 2010 between TN-K Energy Group Inc. and King’s Oil, LLC. (16)
10.17	Guaranteed Contract dated September 17, 2010 between TN-K Energy Group Inc. and King’s Oil, LLC. (16)
10.18	Form of Consulting Agreement dated March 31, 2011 with Dan Page *
16.1	Letter dated January 26, 2010 from Rodefer Moss & Co, PLLC (12)
23.1	Consent of Lee Keeling & Associates, Inc. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
99.1	Reserve Report of Lee Keeling & Associates, Inc. at December 31, 2010 *
*           filed herewith.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on October 4, 2005.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on September 15, 2004.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on April 26, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on October 9, 2007.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on August 31, 2009.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on October 5, 2009.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on October 19, 2009.
(10)	Incorporated by reference to the Current Report on Form 8-K as filed on November 12, 2009.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on December 8, 2009.
(12)	Incorporated by reference to the Current Report on Form 8-K as filed on January 26, 2010.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on February 8, 2010.
(14)	Incorporated by reference to the Current Report on Form 8-K as filed on May 12, 2010.
(15)	Incorporated by reference the Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(16)	Incorporated by reference to the Current Report on Form 8-K as filed on September 23, 2010.
(17)	Incorporated by reference to the Current Report on Form 8-K as filed on December 20, 2010.
(18)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TN-K Energy Group Inc.

April 13, 2011	By:	/s/ Ken Page
Ken Page, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Ken Page	Chief Executive Officer, President, Secretary,	April 13, 2011
Ken Page	Director, Principal Executive Officer and Principal Financial and Accounting Officer

/s/ Brad McNeil	Director	April 13, 2011
Brad McNeil

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TN-K Energy Group, Inc.

We have audited the accompanying balance sheets of TN-K Energy Group, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for each of the years ended December 31, 2010 and 2009, in conformity with generally accepted accounting principles in the United States.

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

/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants

New York, New York
April 13, 2011

TN-K Energy Group Inc
Balance Sheets

	December 31,
	2010	2009
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$166,501	$7,148
Accounts receivable	21,453	55,996
Accounts receivable - related party	58,656	-
Sale of well interest receivable	-	35,000
TOTAL CURRENT ASSETS	246,610	98,144

OIL AND GAS PROPERTY (Successful efforts method), at cost, net	2,870,438	734,397

EQUIPMENT, net of depreciation	158,212	105,917
CASH - restricted long term	64,000	10,000

TOTAL ASSETS	$3,339,260	$948,458

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$4,658,253	$6,403,527
Accrued expenses	1,248,690	1,063,664
Liquidated damages	634,684	526,684
Deferred revenue	-	35,000
Loan Payable	1,012,622	-
Convertible note payable - related party	400,000	425,250
Convertible - notes payable	650,000	1,150,000

TOTAL CURRENT LIABILITIES	8,604,249	9,604,125

Asset retirement obligation	46,590	10,000
Derivative and warrant liabilities	1,454,035	2,624,537
TOTAL LONG TERM LIABILITIES	1,500,625	2,634,537

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized,
none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized,
41,131,178 and 37,220,129 issued and outstanding, respectively	1,233,935	1,116,604
Additional Paid - In Capital	19,398,984	17,635,992
Unearned ESOP shares	(6,207,000)	(6,207,000)
Accumulated deficit	(21,191,533)	(23,835,800)

TOTAL STOCKHOLDERS' DEFICIT	(6,765,614)	(11,290,204)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,339,260	$948,458

See accompanying  notes to financial statements.

TN-K Energy Group, Inc.
Statement of Operations

	Years Ended December 31,
	2010	2009
Revenue:
Oil sales	$862,179	$78,271
Well Services	41,255	-
Sale of oil and gas leases	389,000	35,000
	1,292,434	113,271

Expense:
Oil lease operating expense	245,335	35,719
Cost of oil and gas leases sold	196,899
Sales, general and administrative	736,442	253,701
Impairment of developed properties	37,447	375,341
Total operating expenses	1,216,123	664,761

Income / (Loss) from operations	76,311	(551,490)

Other income (expense):

Gain (loss) on derivatives	1,170,502	(2,524,634)
Settlement of debts / contracts	24,382	44,000
Gain on write off off accounts payable	1,808,865	-
Liquidated damages	(108,000)	1,915,398
Interest expense	(174,009)	(244,213)
Total other income (expense)	2,721,740	(809,449)

Net income / (loss) before taxes	2,798,051	(1,360,939)
Income taxes	153,784	-
Net Income / (loss )	$2,644,267	$(1,360,939)

Basic income / (loss) per common share	$0.07	$(0.04)
Diluted income / (loss) per common share	$0.06	$(0.00)

Weighted average number of common shares outstanding -
Basic	40,032,020	33,042,318
Diluted	44,589,664	33,042,318

See accompanying notes to financial statements.

TN-K Energy Group Inc
Statement of Changes in Stockholders’ Deficit
Years Ended December 31, 2009 and 2010

	Preferred Stock		Common Stock		Additional		Unearned	Total
	Shares Par Value $0.01	Amount	Shares Par Value $0.03	Amount	Paid-In Capital	Accumulated Deficit	ESOP shares	Stockholders' Deficit
Balance at December 31, 2008	-	-	32,223,975	$966,719	$16,378,210	$(22,474,861)	$(6,207,000)	$(11,336,932)

Issuance of options	-	-	-	-	164,667	-	-	164,667

Sale of common stock	-	-	196,154	5,885	45,115	-	-	51,000

Common stock issued for purchase of oil rights	-	-	4,800,000	144,000	1,048,000	-	-	1,192,000

Net loss	-	-	-	-	-	(1,360,939)	-	(1,360,939)

Balance at December 31, 2009	-	-	37,220,129	1,116,604	17,635,992	(23,835,800)	(6,207,000)	(11,290,204)

Issuance of options	-	-	-	-	449,993	-	-	449,993

Conversion of notes payable and accrued interest to common stock			2,561,049	76,831	563,431	-	-	640,262

Extension of warrants	-	-	-	-	5,068	-	-	5,068

Exercise of warrants			150,000	4,500	60,500	-	-	65,000

Common stock issued for drilling costs	-	-	200,000	6,000	114,000	-	-	120,000

Common stock issued for purchase of oil rights	-	-	1,000,000	30,000	570,000	-	-	600,000

Net income	-	-	-	-	-	2,644,267	-	2,644,267

Balance at December 31, 2010	-	-	41,131,178	$1,233,935	$19,398,984	$(21,191,533)	$(6,207,000)	$(6,765,614)

See accompanying notes to financial statements.

TN-K Energy Group Inc
Statement of Cash Flows

	Years Ended December 31,
	2010	2009

Cash Flow From Operating Activities:
Net income / (loss)	$2,644,267	$(1,360,939)
Adjustments to net loss:
Depreciation and depletion	174,260	18,750
Impairment loss on developed oil property	37,446	375,341
Change in fair value of derivative and liquidating damages liabilities	(1,062,502)	609,236
Equity based compensation	455,061	164,667
Gain on retirement of accounts payable	(1,808,865)	-
Gain on settlement of debt / contracts	(24,382)	(44,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(24,113)	(90,996)
Deposits	35,000	35,000
Asset retirement obligation	36,590	-
Deferred revenue	(35,000)	-
Accounts payable and accrued expenses	412,562	149,579
Net Cash Provided by / (Used in) Operating Activities	840,324	(143,362)

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(1,790,679)	-
Cash restricted	(54,000)
Sale of oil and gas rights	196,898	-
Purchases of fixed assets	(85,562)	(8,500)
Net Cash (Used in) Provided by Investing Activities	(1,733,343)	(8,500)

Cash Flow From Financing Activities:
Sale of common stock	-	51,000
Proceeds from loan payable	1,200,000	-
Repayment of loan payable	(187,378)	-
Proceeds for excercise of warrants	65,000	-
Proceeds from related party	-	85,500
Repayments of convertible notes payable - related party	(25,250)	-
Net Cash Provided by Financing Activities	1,052,372	136,500

Net increase (decrease) in cash	159,353	(15,362)

Cash and cash equivalents at beginning of period	7,148	22,510

Cash and cash equivalents at end of period	$166,501	$7,148

Supplemental cash flow information:

Cash paid for interest	$17,912	$-
Cash paid for taxes	$-	$-

Non-cash financing activities:
Common stock issued for oil and gas properties	$600,000	$1,092,000
Equity issued for debt	$640,262	$-
Common stock issued for drilling costs	$120,000	$-
Common stock issued for equipment	$-	$100,000

See  accompanying notes to financial statements.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2010 and 2009 and for the Years Ended December 31, 2010 and 2009

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION.

Organization

TN-K Energy Group Inc. is an independent energy company engaged in the acquisition and development of crude oil reserves and production in the Appalachian Basin and to conduct directly and indirectly through third parties, operations on the properties.  In these Notes, the terms “Company”, “TN-K”, “we”, “us”, “our” and terms of similar import refer to TN-K Energy Group Inc.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(6,765,614) as of December 31, 2010. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At December 31, 2010 and 2009, management had determined no allowance for uncollectible receivables was necessary. At December 31, 2010 and 2009 we had accounts receivable and receivables from the sale of a partial interest in oil wells of $80,109 and $90,996, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of December 31, 2010 and December 31, 2009, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO for the years ended December 31,:

	2010	2009
Asset retirement obligation beginning of period	$10,000	$-
Liabilities incurred	35,600	10,000
Liabilities settled	-	-
Accretion	990	-
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$46,590	$10,000

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at December 31 2010 and 2009, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

Capitalized costs of oil and gas properties evaluated as having, or not having, proved reserves are amortized in the aggregate by country using the unit-of-production method based upon estimated proved oil and gas reserves.  The Company currently does not have any gas production, which is sold, but we have developed policies to be inclusive of such production, if and when the Company becomes capable of selling such gas. For amortization purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil. Amortizable costs include estimates of future development costs of proved undeveloped reserves.  The costs of properties not yet evaluated are not amortized until evaluation of the property.  We make such evaluations for a well and associated lease rights when it is determined whether or not the well has proved oil and gas reserves.  Other unevaluated properties are evaluated for impairment as of the end of each calendar quarter based upon various factors at the time, including drilling plans, drilling activity, management’s estimated fair values of lease rights by project, and remaining lives of leases.

Capitalized costs of oil properties (net of related deferred income taxes) may not exceed a ‘ceiling’ amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, the excess is charged to earnings as an impairment expense, net of its related reduction of the deferred income tax provision.  The present value of estimated future net cash flows is computed by applying period-end oil prices of oil to estimated future production of proved oil gas reserves as of period-end, less estimated future expenditures (at period-end rates) to be incurred in developing and producing the proved reserves and assuming continuation of economic conditions existing at period-end. SEC guidance allows the ceiling to be increased for subsequent events occurring reasonably before the filing date of the affected financial statements and indicative that capitalized costs were not impaired at period-end.  Such subsequent events are increased oil prices and the proving up of additional reserves on properties owned at period-end.  The present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Equipment — We record at cost any long-lived tangible assets that are not oil properties.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and  properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  We have not recognized any impairment losses on non oil and gas long-lived assets.

Impairment — The accounting guidance, Accounting for the Impairment and Disposal of Long-Lived Assets, requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil properties accounted for using the successful efforts method of accounting (which we use) are excluded from this requirement but continue to be subject to the successful efforts method’s impairment rules.

Revenue Recognition — We recognize oil revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We recognize the sale of the partial interests in our oil wells once the terms of such contract have been fulfilled.

Major Customers — During the years ended December 31, 2010 and 2009, we had two customers, accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Derivative Financial Instruments - Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the Laurus notes entered into on November 30, 2004 and the Alloy note. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at December 31, 2010 and 2009 totaled $1,454,035 and $2,624,537, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At December 31, 2010 and 2009 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179% to 234%, risk free interest rate of 1.00% to 3.39%, and expected life of three to 10 years.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2009	$-	$-	$2,624,537

Derivative securities – December 31, 2010	$-	$-	$1,454,035

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period.  Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The options and warrants excluded from the December 31, 2009 per share computation were 6,919,924 if included it would have been anti-dilutive. There were dilutive securities of 4,557,664 at December 31, 2010.

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

Reclassification — Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the December 31, 2010 financial statement presentation.  Such reclassifications have had no effect on net income (loss).

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	December 31, 2010	December 31, 2009
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,142,437	$225,905
Evaluated costs	1,845,265	514,659
Asset retirement costs	39,600	10,000
	3,027,302	750,564

Well equipment, furniture and software	194,358	108,500
	3,221,660	859,064
Less accumulated depreciation, depletion and amortization	(193,010)	(18,750)

Oil and gas property and equipment	$3,028,650	$840,314

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

Net Costs
Year Incurred	Incurred
Year ended December 31, 2010	$916,532
Year ended December 31, 2009	225,905
Prior to 2009	-

$1,142,437

Costs associated with unevaluated properties are primarily lease acquisition costs. No dry holes were drilled in 2009. During 2010 we drilled a few dry holes and recorded an impairment expense of $67,837 associated with dry holes.  Pending costs of $ 43,989 and $33,905 for wells-in-progress existed at December 31, 2010 and 2009, respectively.  There are no unevaluated costs relating to significant development activities.  Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

Prospect leasing and acquisition normally require one to three years, and the subsequent evaluation normally requires an additional one to three years.

Acquisitions of oil properties

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

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

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

On October 15, 2010 the Company entered into a 50% interest in an 87.5% working interest in Robbins Well #2 in Overton County, Tennessee pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 15, 2010 by and between the Company and Allen (Dan) Page a related party for an initial cost to the Company of $0.  The Company is responsible for 50% of the costs on this well and Allen (Dan) Page is responsible for the remaining 50% of such costs.

On November 4, 2010 as contemplated by the terms of the Guaranteed Contract with King’s Oil, LLC, the Company sold a 10% net working interest in Charles and Lynda Anderson #8 to Kings Oil, LLC for $10,000; Company is responsible for costs of completion and operation.  The Company sold  an additional 10% working interest in Charles and Lynda Anderson #8 to Kings Oil, LLC for $15,000 and Kings Oil, LLC is responsible for 25% of completion and operating costs.

On November 20, 2010 per a Memorandum of Understanding the Company sold 32.5% working and royalty interests to five individuals and/or entities in the Charles and Lynda Anderson Well # 7 for $42,000. Two of these purchasers are without any additional costs, while the other three are responsible for 36% of the future completion and operating costs.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

Impairment of Oil Properties

We use the successful efforts-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total capitalized costs (net of related deferred income taxes) exceed a “ceiling” as described in Note 3.

Our initial ceiling test calculation as of December 31, 2009, using oil and gas prices on that date indicated an impairment of our oil and natural gas properties of approximately $.375 million, net of income tax. Our ceiling test calculations as of December 31, 2010, using oil and gas prices on that date did not indicate any impairment of our oil and natural gas properties.

Amortization Rate

Amortization of oil property is calculated quarterly based on the quarter’s production in barrels of oil equivalent (“BOE”) times an amortization rate.  The amortization rate is an amortization base divided by the BOE sum of proved reserves at the end of the quarter and production during the quarter.  The amortization base consists of (i) the capitalized evaluated oil costs at the end of the quarter before recording any impairment at quarter’s end, plus (ii) estimated future development costs for the proved reserves, less (iii) accumulated amortization at the beginning of the quarter.

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for the year ended December 31,:

	2010	2009
Amortization of costs for evaluated oil properties	$140,292	$16,167
Depreciation of office equipment, furniture and software	33,268	2,583

Total DD&A expense	$174,260	$18,750

The resulting depletion and depreciation costs of $174,260 and $18,750 for the year ended December 31, 2010 and 2009, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On September 17, 2010, the Company entered into a Guaranteed Contract with King’s Oil, LLC under which it purchased an interest in the Anderson Lease from us for $1.2 million.  Under the terms of the Guaranteed Contract, the Company assigned our royalty interests in the production from the three existing wells up to a maximum of 50 barrels of oil per day average, with the average daily production rate based upon a 30 calendar day month, to King’s Oil LLC until such time as King’s Oil, LLC has received the return of the full $1.2 million investment.  During this time, the Company is entitled to 40% the proceeds from production from any of these three wells for any overage in this maximum daily production.  The Company guaranteed King’s Oil, LLC that it will receive the $1.2 million within 18 months through the royalty interests in the existing wells and we are obligated to pay it any shortfall at the end of the 18 month period.  In addition, our President and CEO, Mr. Ken Page, has personally guaranteed the amount. The Company has agreed to pay 40% of the costs of any work on the three existing wells.  At such time as King’s Oil LLC has received the return of its investment, we will be entitled to receive 40% of King’s Oil’s royalty interests from production from the three existing wells. As of December 31, 2010 they received royalty payments of $187,378 reducing the amount owed to $1,012,622 as of December 31, 2010.

Under the terms of the Guaranteed Contract, we also assigned King’s Oil, LLC 15% of our interest in the remaining portion of the Anderson Lease and granted King’s Oil LLC they right to purchase an additional 10% royalty interest in any future well site on a per site basis.  We are obligated to pay the costs of the drilling for any new wells on this lease.

In September 2005 we executed a convertible promissory note with Mr. L.E. Smith under the terms of a convertible promissory which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in September 2006.   At December 31, 2009 we owed Mr. Smith an aggregate of $649,877 under this note, which includes principal and accrued but unpaid interest.  The principal and interest due under this note are convertible into shares of our common stock at the option of the holder at a conversion price of $0.25 per share.  On April 27, 2010 Mr. L.E. Smith converted the $500,000 principal and accrued interest $164,644 into an aggregate of 2,561,049 shares of our common stock based upon a conversion price of $0.25 per share in accordance with the terms of the note originally issued in September 2005. The Company recorded a gain on conversion of notes payable in the amount of $24,382.

NOTE 4 - LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

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

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants, but we have not filed the required registration statement. On June 29, 2010 Mr. Page extended the due date of the note to December 31, 2010. Effective December 15, 2010 the Company entered into a Fifth Amendment to the Convertible Line of Credit Note with Mr. Dan Page pursuant to which he extended the due date of all amounts due under the Convertible Line of Credit from December 31, 2010 to December 31, 2011

At December 31, 2010 and 2009 we owed Mr. Page $400,000 and $425,250, respectively of principal and approximately $25,680 and $13,278, respectively of accrued but unpaid interest under this credit line.  Mr. Dan Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

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

In the year ended December 31, 2009, these warrants issued to Laurus expired and as a result the Company was able to eliminate the related derivative liability attributed to these warrants and recorded a $2,393,630 gain on the reduction in the derivative liabilities recorded.

NOTE 4 - LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

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

Through December 31, 2010 and 2009, we had accrued $634,684 and $526,685, respectively of liquidated damages as interest expense under this agreement. Under the provisions of the accounting guidance for, “Accounting for Contingencies” and “Accounting for Registration Payment Arrangements”.

Convertible notes payable and loans payable are summarized as follows:

	December 31, 2010	December 31, 2009
Convertible note payable to a third party with an interest rate of 7% per annum due September 19, 2006	$-	$500,000

Loans payable – non interest bearing payable from production of certain oil wells	1,012,622

Convertible note payable to a third party with an interest rate of 7% per annum due October 27, 2006	50,000	50,000

Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due December 31, 2010	400,000	425,250

Convertible note payable to Alloy, default interest rate of 18% per annum, payable upon demand	600,000	600,000

	$2,062,622	$1,575,250

NOTE 5 — INCOME TAXES.

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

NOTE 5 — INCOME TAXES (continued).

Income tax expenses and effective income tax rates for the years ended December 31, 2010 and 2009 consist of the following:

	2010	2009
Current taxes (federal and state benefit)	$1,071,000	$(522,000)
Permanent differences	(233,000)	441,000
Valuation allowance (NOL utilized)	(684,216)	81,000

Income tax expense (reduction)	$153,784	$-

Income (loss) before income taxes	$2,798,051	$(1,360,939)
Effective income tax rate	5.5%	0%

The effective income tax rate for the years ended December 31, 20010 and 2009 differ from the U.S. Federal statutory income tax rate as follows:

	2010		2009
Federal statutory income tax rate	34%		34%
State income taxes, net of federal benefit	4%		4%
Permanent differences	(8%	)	(32%	)
Valuation allowance	(30%	)	(6%	)

Effective income tax rate	-		-

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

The Company has net operating loss carryforwards as of December 31, 2010 and 2009 of $43.3 million and $45.5 million, respectively. These net operating loss carryforwards expire at various dates through 2030. The related deferred tax assets of $16.7 million and $17.4 million have been fully reserved, primarily due to the lack of recurring income from operations.

NOTE 6 — STOCKHOLDERS’ EQUITY.

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

NOTE 6 — STOCKHOLDERS’ EQUITY (continued).

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

In February 2010 the holder of a warrant for 50,000 shares exercisable at $0.35 per share exercised the warrant resulting in cash proceeds to the company of $17,500. The Company extended the holders remaining warrants until June 11, 2011. The Company incurred an expense of $5,068.

Stock Options

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004.  No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000.  At December 31, 2010 there were outstanding options to purchase 355,000 shares of our common stock at exercise prices ranging from $0.25 to $0.56 per share.

On September 29, 2009 our Board of Directors adopted our 2009 Equity Compensation Plan (the “2009 Plan”). The plan authorizes the grant of (i) options which qualify as incentive stock options under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified options which do not qualify as incentive stock options, (iii) awards of our common stock (iv) and rights to make direct purchases of our common stock which may be subject to certain restrictions. We have reserved 4,800,000 shares of our common stock for issuance upon grants made under the plan.  As of December 31, 2010 there were outstanding options to purchase 2,188,000 shares of our common stock at exercise prices ranging from $0.12 to $0.30 per share.

In September 2010, 3,000,000 options exercisable at $0.20 a share held by Mr. Page, expired. On December 14, 2010 our Board of Directors granted Mr. Page five year non-qualified options under to purchase 1,500,000 shares of our common stock at an exercise price of $0.30 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 234%, risk free interest rate of 0%, and expected life of 4.5 years.

NOTE 6 — STOCKHOLDERS’ EQUITY (continued).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	11,008,847	$0.39
Granted	727,231	0.12-0.31
Exercised	-	-
Expired or cancelled	(4,816,154)	0.25-1.20
Outstanding at December 31, 2009	6,919,924	$0.31
Granted	1,500,000	.30
Exercised	(150,000)	.44
Expired or cancelled	(3,712,280)	.20
Outstanding at December 31, 2010	4,557,644	$.31

Information, at date of issuance, regarding stock option grants during the year ended December 31, 2009.

Year ended December 31, 2009	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Exercise price exceeds market price	-	$-	$-
Exercise price equals market price	547,231	$$0.25	$$0.23
Exercise price is less than market price	180,000	$0.12	$0.22

Information, at date of issuance, regarding stock option grants during the year ended December 31, 2010.

Year ended December 31, 2010	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Exercise price exceeds market price	-	$-	$-
Exercise price equals market price	1,500,000	$$0.30	$$0.30
Exercise price is less than market price	-	$-	$-

The following table summarizes information about options outstanding and exercisable at December 31, 2010:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $0.24	180,000	3.75	$0.12	180,000
$0.25 - $0.50	4,297,664	2.95	0.37	4,297,664
$0.51 - $1.00	80,000	5.08	$0.56	80,000

	4,557,664		$0.31	4,557,664

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for five to ten years from the grant date.

The intrinsic value of these options and warrants at December 31, 2010 and 2009 was $130,225 and $1,232,240, respectively.

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN.

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

Common shares held by the ESOP as of December 31, 2010 and 2009 are as follows:

(in thousands)
	December 31, 2010	December 31, 2009
Allocated shares	1,011	1,011
Shares released from allocation	-	-
Unreleased (unearned) shares	3,243	3,243

Total ESOP shares	4,254	4,254

The fair value of unreleased (unearned shares) at December 31, 2010 and 2009 (based on closing price of our stock) was $1,403,820 and $1,280,885, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the years ended December 31, 2010 and 2009, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period. Our ESOP plan did not have an effect on our calculation of diluted earnings per share for the years ended December 31, 2010 and 2009.

NOTE 8 — RELATED PARTY TRANSACTIONS.

The Company purchased partial interests in oil and gas wells, in November and December 2009, through the issuance of 4,800,000 shares of common stock. The sellers of these partial interests also perform well drilling services for the exploration of new wells on an ongoing basis for the Company.

The Company has entered into a one year employment arrangement with its CEO, in September 2007, with automatic annual renewals. The employment arrangement required a monthly salary of $6,000 and a monthly expense allowance of $1,000, with 3,000,000 stock options issued. These stock options vest from March 2008 to September 2008 and have a $0.20 exercise price for three years. In September 2009, this employment agreement was amended to reduce the monthly salary to be $4,167.67 a month and an additional 120,000 options were issued with an exercise price of $0.25, vesting 10,000 options monthly commencing in September 2009. On December 14, 2010 our Board of Directors granted Mr. Page five year non-qualified options under to purchase 1,500,000 shares of our common stock at an exercise price of $0.30 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 407%, risk free interest rate of 0%, and expected life of 4.5 years.

NOTE 8 — RELATED PARTY TRANSACTIONS (continued).

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

On October 15, 2010 the Company entered into a 50% interest in an 87.5% working interest in Robbins Well #2 in Overton County, Tennessee pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 15, 2010 by and between the Company and Dan Page for an initial cost to the Company of $0.  The Company is responsible for 50% of the costs on this well and Dan Page is responsible for the remaining 50% of such costs.

NOTE 9 — COMMITMENTS AND CONTINGENCIES.

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

NOTE 10 ─ GAIN ON WRITE-OFF OF ACCOUNTS PAYABLE.

In the year ended December 31, 2010 the Company recorded a gain on accounts payable of $1,808,865.  Based upon the opinions of counsel, the Company has recorded a write-off of the payables attributed to our operations which were discontinued in 2005.  At December 31, 2010 the Company no longer reflects the liability represented by these payable holders based on the statute of limitations of the applicable states such payables were incurred.  However, there can be no assurances that some or all of these payable holders may raise exceptions which would toll the statute of limitations based on the uncertainty of case law in this area and the particular factual circumstances applicable to such payable holders.

NOTE 11 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED).

The Company continues to expand its oil production mostly through acquisitions during 2010 and some limited amounts of exploration. At December 31, 2009 the Company did not have any proved developed or proved undeveloped reserves.  The information presented below regarding the Company’s proved developed producing reserves, proved developed and proved undeveloped reserves were prepared by independent petroleum engineering consultants. All reserves are located within the continental United States.

As at December 31, 2010 and 2009 the oil reserves consisted of the following;

NOTE 11 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED) (continued).

	Estimated Remaining Reserves at December 31,
	2010				2009
	Gross	Net	Future Net Revenue		Gross	Net	Future Net Reserves
Reserve Classification	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)

Proved Developed
Producing	80,970	24,271	1,261,217	933,295	21,210	0	933,555	524,659
Non-producing	32,509	17,963	1,174,758	770,643	0	0	0	0
Sub-total	113,479	42,234	2,435,976	1,703,938	21,210	0	933,555	524,659

Proved Undeveloped	55,959	29,378	1,845,540	1,192,126	0	0	0	0

Total Proved	169,438	71,612	4,281,516	2,896,064	21,210	0	933,555	524,659

Probable	57,062	30,344	1,851,527	1,167,054	0	0	0	0

Possible	45,216	24,720	1,300,819	815,528	0	0	0	0

Total All Reserves	271,716	126,676	7,433,862	4,878,646	21,210	0	933,555	524,659

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

Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the year ended December 31, 2010 and 2009 are presented in table below.

	Oil (BBLS)	Gas (MCF)
Beginning of year – January 1, 2009	-	-
Revisions of previous quantity estimates	-	-
Extensions, discoveries and improved recoveries	-	-
Acquisitions	21,210
Sales of reserves in place	-	-
Production	(1,151)	-
End of year – December 31, 2009	20,059	0
Revisions of previous quantity estimates	(9,860)	-
Extensions, discoveries and improved recoveries	-	-
Acquisitions	143,284	-
Sales of reserves in place	(2,126)	-
Production	(24,681)	-
End of year – December 31, 2010	126,676	0

Proved developed reserves at December 31, 2009	20,059	0
Proved developed reserves at December 31, 2010	126,676	0

NOTE 11 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED) (continued).

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

	2010	2009
Future cash inflows	$9,622,329	$1,450,458
Future costs:
Production	(1,458,221)	(451,719)
Development	(422,800)	-
Future income tax expense	(307,444)	(65,275)
	7,433,864	933,464
Future net cash flows
10% discount factor	(2,555,218)	(280,743)

Standardized measure of discounted future net cash flows relating to proved reserves	$4,878,646	$652,721

The principal sources of changes in the standardized measure of discounted future net cash flows during the year ended December 31, 2010 and 2009 are as follows:

	2010	2009
Beginning balance	$652,721	$
Sales, net of production costs	(616,844)		(42,652)
Net changes in prices and production costs	2,769,178		-
Sales of minerals in place	(196,898)		-
Acquisitions	1,600,000		695,373
Development costs incurred during the year	910,679		-
Changes in estimated future development costs	422,800		-
Revisions in previous quantity estimates	(420,821)		-
Accretion of discount	-		-
Change in income taxes	(242,169)		-
Change in other	-		-

Ending balance	$4,878,646		$652,721

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

NOTE 12 ─ SUBSEQUENT EVENTS.

On February 15, 2011 per a Memorandum of Understanding the Company sold 32.5% working and royalty interests to five individuals and/or entities in the Charles and Lynda Anderson Well # 10 for $42,000. Two of these purchasers are without any additional costs, while the other three are responsible for 36% of the future completion and operating costs.

In March 2011, the Company extended its consulting agreement with Dan Page for an annual fee of $32,000 plus out of pocket expenses up to $1,000 per month.