Form 10-Q
period 2011-03-31
TN-K ENERGY GROUP INC.
filed 2011-05-16
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  41,131,178 shares of common stock are issued and outstanding as of May 11, 2011.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc..  In addition, when used herein and unless specifically set forth to the contrary, “First Quarter 2011” refers to the three months ended March 31, 2011, “First Quarter 2010” refers to the three months ended March 31, 2010, “2010” refers to the year ended December 31, 2010, and “2011” refers to the year ending December 31, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

TN-K Energy Group Inc
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$131,214	$166,501
Accounts receivable-related party	43,675	58,656
Accounts receivable	119,840	21,453
TOTAL CURRENT ASSETS	294,729	246,610

OIL AND GAS PROPERTY (Successful efforts method), at cost	2,702,149	2,870,438

EQUIPMENT, net of depreciation	216,602	158,212
OTHER ASSETS	64,000	64,000

TOTAL ASSETS	$3,277,480	$3,339,260

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$4,718,162	$4,658,253
Accrued expenses	1,328,032	1,295,280
Liquidated damages	661,314	634,684
Loan Payable	839,511	1,012,622
Notes payable	50,000	50,000
Note payable - related party	400,000	400,000
Convertible - notes payable	600,000	600,000

TOTAL CURRENT LIABILITIES	8,597,019	8,650,839

Derivative and warrant liabilities	849,261	1,454,035

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 41,131,178 and 41,131,178 issued and outstanding, respectively	1,233,935	1,233,935
Additional Paid - In Capital	19,398,984	19,398,984
Unearned ESOP shares	(6,207,000)	(6,207,000)
Accumulated deficit	(20,594,719)	(21,191,533)

TOTAL STOCKHOLDERS' DEFICIT	(6,168,800)	(6,765,614)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,277,479	$3,339,260

See accompanying notes to financial statements.

TN-K Energy Group, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenue:
Oil sales	$312,199	$104,248
Well Services	24,582	11,688
Sale of oil and gas leases	44,000	105,000
	380,782	220,936

Expense:
Oil lease operating expense	99,436	29,205
Cost of oil and gas leases sold	13,229	63,998
Sales, general and administrative	71,629	115,529
Impairment of developed properties	142,928	-
Total operating expenses	327,222	208,732

Income from operations	53,560	12,204

Other income (expense):

Gain on derivatives	604,774	286,878
Liquidated damages	(26,630)	(26,630)
Interest expense	(34,890)	(48,902)
Total other income	543,254	211,346

Net income before taxes	596,814	223,550
Income taxes	-	-
Net Income	$596,814	$223,550

Basic income per common share	$0.01	$0.01
Diluted income per common share	$0.01	$0.01

Weighted average number of common shares outstanding -
Basic	40,032,020	37,671,759
Diluted	40,095,263	44,441,683

See accompanying notes to financial statements.

TN-K Energy Group Inc
Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Cash Flow From Operating Activities:
Net income	$596,814	$223,550
Adjustments to net income
Depreciation and depletion	95,993	26,575
Impairment loss on developed oil property	142,928	-
Change in fair value of derivative and liquidating damages liabilities	(578,144)	(260,248)
Equity based compensation	-	5,068
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(83,406)	11,868
Deposits	-	35,000
Deferred revenue	-	(27,500)
Accounts payable and accrued expenses	92,661	80,396
Net Cash Provided by / (Used in) Operating Activities	266,846	94,709

Cash Flow From Investing Activities:
Purchase and improvement of oil and gas rights	(76,251)	(97,285)
Sale of oil and gas rights	13,229	63,998
Purchases of fixed assets	(66,000)	(1,600)
Net Cash (Used in) Provided by Investing Activities	(129,022)	(34,887)

Cash Flow From Financing Activities:
Proceeds for excersise of warrants	-	65,000
Proceeds from related party	-	-
Repayment of loan payable	(173,111)	-
Repayments of notes payable - related party	-	(25,250)
Net Cash Provided by Financing Activities	(173,111)	39,750

Net increase (decrease) in cash	(35,288)	99,572

Cash and cash equivalents at beginning of period	166,501	7,148

Cash and cash equivalents at end of period	$131,214	$106,720

Supplemental cash flow information:

Cash paid for interest	$-	$17,912
Cash paid for taxes	$-	$-

Non-cash financing activities:
Common stock issued for oil and gas properties	$-	$410,000

See accompanying notes to financial statements.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2010 which was filed on April 13, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(6,168,800) as of March 31, 2011. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At December 31, 2010 and 2009, management had determined no allowance for uncollectible receivables was necessary. At March 31, 2011 and December 31, 2010 we had accounts receivable and receivables from the completion costs owed in association with the sale of a partial interest in oil wells of $163,515, of which $43,675 was accounts receivable-related party, and $80,109, of which $58,656 was accounts receivable – related party, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of March 31, 2011 and December 31, 2010, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO at:

	March 31, 2011	December 31, 2010
Asset retirement obligation beginning of period	$46,590	$10,000
Liabilities incurred	-	35,600
Liabilities settled	-	-
Accretion	990	990
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$47,570	$46,590
Current portion of obligation end of period	$-	$-

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at March 31, 2011 and December 31 2010, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

Capitalized costs of oil and gas properties evaluated as having, or not having, proved reserves are amortized in the aggregate by using the unit-of-production method based upon estimated proved oil and gas reserves.  The Company currently does not have any gas production, which is sold, but we have developed policies to be inclusive of such production, if and when the Company becomes capable of selling such gas. For amortization purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil. Amortizable costs include estimates of future development costs of proved undeveloped reserves.  The costs of properties not yet evaluated are not amortized until evaluation of the property.  We make such evaluations for a well and associated lease rights when it is determined whether or not the well has proved oil and gas reserves.  Other unevaluated properties are evaluated for impairment as of the end of each calendar quarter based upon various factors at the time, including drilling plans, drilling activity, management’s estimated fair values of lease rights by project, and remaining lives of leases.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Revenue Recognition — We recognize oil revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We recognize the sale of the partial interests in our oil wells once the terms of such contract have been fulfilled.

Major Customers — During the three months ended March 31, 2011 and 2010, we had two customers and one customer, respectively accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Derivative Financial Instruments - Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the Laurus notes entered into on November 30, 2004 and the Alloy note. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at March 31, 2011 and December 31, 2010 totaled $849,261 and $1,454,035, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At March 31, 2001 and December 31, 2010 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179% to 234%, risk free interest rate of 1.00% to 3.39%, and expected life of three to 10 years.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2010	$-	$-	$1,454,035

Derivative securities – March 31, 2011	$-	$-	$849,261

Net Income Per Share — Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted number of common shares outstanding during the period.  Diluted net income per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The options and warrants included in the computation of diluted income per share for the quarter ended March 31, 2010 was 6,749,924. The options and warrants excluded from the diluted income per share for the quarter ended were 4,377,644, since the exercise price had exceeded the market price at March 31, 2011. There were 180,000 options with an exercise price below the market price at March 31, 2011, as a result there was 63,243 of additional shares recorded for the computation of diluted income per share for the quarter ended March 31, 2011.

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

Reclassification — Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the March 31, 2011 financial statement presentation.  Such reclassifications have had no effect on net income.

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

	March 31,2011	December 31, 2010
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,142,437	$1,142,437
Evaluated costs	1,765,359	1,845,265
Asset retirement costs	39,600	39,600
	2,947,396	3,027,302

Well equipment, furniture and software	260,358	194,358
	3,207,754	3,221,660
Less accumulated depreciation, depletion and amortization	(289,003)	(193,010)

Oil and gas property and equipment	$2,918,751	$3,028,650

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Net Costs Incurred
Year Incurred
Three months ended March 31, 2011	$-
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
Prior to 2009	-
$1,142,437

Costs associated with unevaluated properties are primarily lease acquisition costs. No dry holes were drilled in 2009. During 2010 we drilled seven dry holes and recorded an impairment expense of $67,837 associated with dry holes. During the three months ended March 31, 2011, we recorded an impairment expense of $142,928 as a result of well rework efforts and further evaluation of some wells plugged do to insufficient production. There are no unevaluated costs relating to significant development activities.  Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

Prospect leasing and acquisition normally require one to three years, and the subsequent evaluation normally requires an additional one to three years.

Acquisitions of oil properties

In January 2010 we sold a 50% working interest in Todd Anderson Well #2 to an unrelated third party for $35,000 and the purchaser is responsible for 58% of the costs of the well.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

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

On August 5, 2010 the Company entered into an agreement for a 87.5% working interest in 160 acres in Cumberland County, Kentucky pursuant to the terms an Oil and Gas Lease dated August 5, 2010, by and between the Company and Brenda Harden Capps and Jimmie Capps for an initial cost to the Company of $0.  In accordance with the agreement, the Company is responsible for 100% of the costs on the Capps Lease.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

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

On September 9, 2010 the Company entered into an assignment of an 87.5% working interest in 42.288 acres in Clinton County, Kentucky pursuant to the terms of that certain Oil and Gas Lease dated September 9, 2010 by and between the Company and Timothy Brown and Jennifer L. Brown for an initial cost to the Company of $1,000.  In accordance with the agreement, the Company is responsible for 100% of the costs on the Brown Lease.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

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

On January 15, 2011 per a Memorandum of Understanding the Company sold 32.5% working and royalty interests to five individuals and/or entities in the Charles and Lynda Anderson Well # 10 for $42,000. Two of these purchasers are without any additional costs, while the other three are responsible for 36% of the future completion and operating costs.

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

During calendar 2010 and the three months ended March 31, 2011, we did record an impairment expense of $37,447 and $142,928, respectively, as a result of individual well drilling and well re-work efforts.

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

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three months ended March 31:
	2011	2010
Amortization of costs for evaluated oil properties	$88,383	$22,681
Depreciation of office equipment, furniture and software	7,610	3,894
Total DD&A expense	$95,993	$26,575

The resulting depletion and depreciation costs of $95,993 and $26,575 for the three months ended March 31, 2011 and 2010, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY.

On September 17, 2010, the Company entered into a Guaranteed Contract with King’s Oil, LLC under which it purchased an interest in the Anderson Lease from us for $1.2 million.  Under the terms of the Guaranteed Contract, the Company assigned our royalty interests in the production from the three existing wells up to a maximum of 50 barrels of oil per day average, with the average daily production rate based upon a 30 calendar day month, to King’s Oil LLC until such time as King’s Oil, LLC has received the return of the full $1.2 million investment.  During this time, the Company is entitled to 40% the proceeds from production from any of these three wells for any overage in this maximum daily production.  The Company guaranteed King’s Oil, LLC that it will receive the $1.2 million within 18 months through the royalty interests in the existing wells and we are obligated to pay it any shortfall at the end of the 18 month period.  In addition, our President and CEO, Mr. Ken Page, has personally guaranteed the amount. The Company has agreed to pay 40% of the costs of any work on the three existing wells.  At such time as King’s Oil LLC has received the return of its investment, we will be entitled to receive 40% of King’s Oil’s royalty interests from production from the three existing wells. As of December 31, 2010 they received royalty payments of $187,378 reducing the amount owed to $1,012,622 as of December 31, 2010. As of March 31, 2011 they received royalty payments of $173,111 reducing the amount owed to $839,511 as of March 31, 2011.

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

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants, but we have not filed the required registration statement. On June 29, 2010 Mr. Page extended the due date of the note to December 31, 2010. Effective December 15, 2010 the Company entered into a Fifth Amendment to the Convertible Line of Credit Note with Mr. Dan Page pursuant to which he extended the due date of all amounts due under the Convertible Line of Credit from December 31, 2010 to December 31, 2011.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

At March 31, 2011 and December 31, 2010 we owed Mr. Page $400,000 and $400,000, respectively of principal and approximately $33,077 and $25,680, respectively of accrued but unpaid interest under this credit line.  Mr. Dan Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

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

On April 1, 2005, we issued to Alloy Marketing and Promotions, LLC ("Alloy") an unsecured subordinated convertible promissory note in the principal amount of approximately $600,000 in payment of services provided to us by Alloy in 2004. The note matured upon demand by Alloy and could have been converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of fair market value of the common stock, defined as the lesser of (i) the average of the closing prices of the common stock for the five trading days immediately prior to the first to occur of (A) the date on which we include the registration of the resale of the common stock issuable upon conversion of the note in a registration statement filed with the Securities and Exchange Commission and (B) any date on which Alloy delivers to us a notice of conversion, or (ii) the closing price of the common stock for the trading day immediately prior to the first to occur of such dates. The note is in default. In connection with the subordinated convertible promissory note, we entered into a registration rights agreement with Alloy, pursuant to which we agreed to use our commercially reasonable efforts to file with the SEC a registration statement for offerings to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, with respect to the resale of the shares of common stock issuable upon the conversion of the note. We are obligated to pay Alloy a cash fee, as liquidated damages, equal to 1.50% of the original principal amount of the note for each thirty day period, beginning April 1, 2005, until the registration statement is declared effective. We would also have to make similar payments if the registration statement, after it is declared effective, ceases to be effective for more than twenty consecutive calendar days or more than thirty days in the aggregate

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

during a year, or the common stock is not listed or quoted or is suspended from trading on any trading market for three consecutive trading days, and such suspension shall not have been lifted within thirty days or the common stock is not listed on another trading market.

At March 31, 2011 and December 31, 2010, we had accrued $661,314 and $634,684, respectively of liquidated damages as interest expense under this agreement. Under the provisions of the accounting guidance for, “Accounting for Contingencies” and “Accounting for Registration Payment Arrangements.”

Convertible notes payable and loans payable are summarized as follows:

	March 31, 2011	December 31, 2009
Loans payable – non interest bearing payable from production of certain oil wells	$839,511	$1,012,622

Convertible note payable to a third party with an interest rate of 7% per annum due October 27, 2006	50,000	50,000

Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due December 31, 2010	400,000	400,000

Convertible note payable to Alloy, default interest rate of 18% per annum, payable upon demand	600,000	600,000

	$1,889,511	$2,062,622

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 6 — STOCKHOLDERS’ EQUITY (continued).

In May 6, 2010 we entered into Assignments of Oil and Gas Lease with third parties covering 10 additional well locations on the checkerboard lease which were originally retained by them in the February 2010 transaction.  Under the terms of the Assignment of Oil and Gas Lease, we acquired these additional locations at $25,000 each.  We will have a 27.5% net interest in the 10 additional well locations and we are responsible to pay 32% of all costs for drilling, completion, operating and permitting of the wells.  We will be the operators of these wells.  As full and complete consideration for these interests, we issued the assignors an aggregate of 500,000 shares of our common stock valued at $0.50 per share for a total of $250,000.  In addition, we issued the assignors 100,000 shares of our common stock valued at $0.50 per share as a prepayment for drilling, completion and operations costs at these well locations in the amount of $50,000.

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

In September 2010, 3,000,000 options exercisable at $0.20 a share held by Mr. Page, expired. On December 14, 2010 our Board of Directors granted Mr. Page five year non-qualified options to purchase 1,500,000 shares of our common stock at an exercise price of $0.30 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 234%, risk free interest rate of 0%, and expected life of 4.5 years.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 6 — STOCKHOLDERS’ EQUITY (continued).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	6,919,924	$0.31
Granted	1,500,000	.30
Exercised	(150,000)	.44
Expired or cancelled	(3,712,280)	.20
Outstanding at December 31, 2010	4,557,644	$.31
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at March 31, 2011	4,557,644	$.31

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN (continued).

Common shares held by the ESOP as of March 31, 2011 and December 31, 2010 are as follows:

(in thousands)
	March 31, 2011	December 31, 2010
Allocated shares	1,011	1,011
Shares released from allocation	-	-
Unreleased (unearned) shares	3,243	3,243
Total ESOP shares	4,254	4,254

The fair value of unreleased (unearned shares) at March 31, 2011 and December 31, 2010 (based on closing price of our stock) was $610,025 and $1,070,190, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the three months ended March 31, 2011 and 2010, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period. Our ESOP plan did not have an effect on our calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010.

NOTE 8 — RELATED PARTY TRANSACTIONS.

The Company purchased partial interests in oil and gas wells, in November and December 2009, through the issuance of 4,800,000 shares of common stock. The sellers of these partial interests also perform well drilling services for the exploration of new wells on an ongoing basis for the Company.

The Company has entered into a one year employment arrangement with its CEO, in September 2007, with automatic annual renewals. The employment arrangement required a monthly salary of $6,000 and a monthly expense allowance of $1,000, with 3,000,000 stock options issued. These stock options vest from March 2008 to September 2008 and have a $0.20 exercise price for three years. In September 2009, this employment agreement was amended to reduce the monthly salary to be $4,167.67 a month and an additional 120,000 options were issued with an exercise price of $0.25, vesting 10,000 options monthly commencing in September 2009. On December 14, 2010 our Board of Directors granted Mr. Page five year non-qualified options to purchase 1,500,000 shares of our common stock at an exercise price of $0.30 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 407%, risk free interest rate of 0%, and expected life of 4.5 years.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2011 and December 31, 2010 and three months ended March 31, 2011 and 2010

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the First Quarter 2011 and the First Quarter 2010 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our revenues increased 72% for the First Quarter 2011 from the First Quarter 2010, and our income from operations increased 339% from period to period.  During the balance of 2011 we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate.  In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company.  At March 31, 2011 our balance sheet includes approximately $7.3 million of past due debt, notes and liquidated damages that relates to the prior business of our company before those operations were discontinued in 2005, which is net of $1.8 million of aged payments which we wrote off during 2010.  None of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company.  We do not have the resources to satisfy these obligations.  If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction.  In the First Quarter 2011 we recognized an impairment of $142,928 net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction.  Given our limited cash resources, it is likely that we will continue to use equity to expand our holdings and pay costs which will further dilute our existing stockholders and possibly result in additional one-time impairments of the assets acquired.

In September 2010 we entered into the guaranteed contract with Kings Oil, LLC under which we have guaranteed King’s Oil, LLC that it will receive the $1.2 million paid for the interests in the Anderson Lease within 18 months through the royalty interests in the existing wells.  We are obligated to pay it any shortfall at the end of the 18 month period and through March 31, 2011 it received $360,489 under this agreement.  While we reasonably believe the amounts will be paid to Kings Oil, LLC in accordance with the terms of the contract, if we were required to pay it any shortfall our liquidity would be adversely impacted and we could be forced to cease some of our operations.

We also face the challenge of limited personnel and diversion of our management’s time and attention.  While we hired a part-time accountant during the First Quarter 2011, as our company continues to grow, we still need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared.  We also need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations.  To date we have been relying on funding available to us under a line of credit extended by a related party which matures in December 2011; however, at March 31, 2011 the maximum amount available under this facility is outstanding.  The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation at maturity.  We do not presently have sufficient funds to satisfy this obligation.

Given the small size of our company, the low trading price of our stock, the early stage of our operations and our limited revenues, we may find it difficult to raise sufficient capital to meet our needs.  If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

While we reported net income of $596,814 for the First Quarter 2011, and net income of approximately $2.6 million for 2010, we have incurred net losses of approximately $20.6 million since inception through March 31, 2011.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenue in revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties.  Our revenues from oil sales and well services were significantly higher in the First Quarter 2011 from the comparable period in 2010 which reflects the continued expansion of our company’s operations.  In addition, our revenues from oil sales during First Quarter 2010 were adversely impacted as a result of inclement weather with hindered our drilling operations. While our operations were not as adversely impacted during the First Quarter 2011 from weather related stoppages, given the location of our wells, it is likely that winter weather conditions may impact our drilling operations during the first quarter of our fiscal years in future periods.  During the First Quarter 2011 the average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $84.00 as compared to approximately $65.00 for the First Quarter 2010.  Substantially all of the well service revenues in First Quarter 2011 were attributable to services rendered to a related party, which well service operations began the Third Quarter 2010.  Included in revenues in each of the periods were revenues attributable to the sales to third parties of various interests in wells.

Our total operating expenses in First Quarter 2011 increased approximately 57% from the First Quarter 2010.  Oil lease operating expenses, which included our portion of the cost of contract drillers, other expenses associated with the drilling operations and depletion expense, were 32% of revenues in First Quarter 2011 as compared to 28% in First Quarter 2010.  Due to our planned drilling program and treatment methods, we anticipate the total operating expenses to remain proportional to our current average and foresee our production increase in the second and third quarters of 2011. Historically, our fourth quarter production is difficult to anticipate as our production can be hindered by inclement weather.

Our cost of oil and gas leases sold in the First Quarter 2011 was 30% of revenue from the sale of the leases as compared to 25% in the First Quarter 2010.  We expect these margins will vary depending upon our costs in the underlying lease and its prospects for production which impact the prices at which we are able to sell interests in the leases.

During First Quarter 2011 our sales, general and administrative expenses decreased approximately 38% from the comparable period in 2010.  This decrease is primarily attributable to the hiring of an in-house accountant and the decrease of outsourcing professional services. We anticipate our operating expenses will increase during the balance of 2011 which will be reflective of our increased operations.  We are not able at this time, however, to quantify the amount of the expected increase.

During First Quarter 2011 we recognized an impairment expense of $142,928 related to impairment of developed properties for which there was no comparable expense in First Quarter 2010. However, given the nature of our operations is it likely we will recognize comparable expenses in future periods.

Included in our total other income during the First Quarter 2011 and the First Quarter 2010 are non-cash gains on derivatives of $604,774 and $286,878, respectively.  Gain on derivatives consists of income associated with the change in the fair value of derivative liabilities as a result of the application of derivative accounting rules to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as other income in those periods.  These non-cash gains were material components of our net income in each of the periods and are not related to our operating performance.

Liquidated damages are related to registration rights granted by our prior management and these expenses continue to have a material impact on our company.

Our interest expense decreased in First Quarter 2011 as compared to First Quarter 2010 as a result of a decreased amount of outstanding notes payables accruing interest. Subsequently, an interest payment for approximately $17,000 was made in First Quarter 2011 to Mr. Dan Page, related party, which reduced the overall accruing interest on the outstanding notes payable-related party.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At March 31, 2011 we had a working capital deficit of $8,302,291 as compared to a working capital deficit of $8,404,229 at December 31, 2010. Our current assets at March 31, 2011 include accounts receivable and receivables from the sale of a partial interest in oil wells of $163,515, which are due 30 days from invoicing.  Our current liabilities includes approximately $6.0 million of accounts payable and accrued expenses, together with $661,314 in liquidated damages and $650,000 of convertible notes payable related to financings which relates to obligations incurred before our company discontinued its previous operations in 2005.

Exclusive of these aged accounts payable, our accounts payable increased approximately $60,000, which is due to the purchase of a fixed asset.  Also included in our accrued expenses at March 31, 2011 is approximately $54,000 of accrued salary and consulting expenses, approximately $681,000 of accrued interest, approximately $33,000 in accrued interest due a related party under a credit line and approximately $154,000 of accrued taxes.

Our liabilities at March 31, 2011 includes $839,511 due King’s Oil, LLC under the guaranteed contract we entered into in September 2010.  As described earlier in this section, this amount, which is being paid through the sale of oil, must be paid in full by March 2012.

Net cash provided by operating activities for the First Quarter 2011 was $266,846 as compared to $94,709 for the First Quarter 2010.  During the First Quarter 2011, cash was provided by our net income and increases in our accounts payable offset by increased in accounts receivable.  During the First Quarter 2010, cash was provided by our net income and increases in our accounts payable and accrued expenses and deferred revenue, offset by decreases in accounts receivable and deposits. Net cash used in investing activities in the First Quarter 2011 reflects the purchase of oil and gas leases and fixed assets, as compared to net cash used in investment activities in First Quarter 2010 which also reflects the sale of oil and gas rights.  Net cash used in financing activities in the First Quarter 2011 reflects payments of the amounts due under the King’s Oil, LLC guarantee as compared to net cash provided by financing activities for the First Quarter 2010 which reflects proceeds from the exercise of outstanding warrants offset by a repayment notes payable under the credit line with Mr. Dan Page which is described below.

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

We have entered into a number of extension agreements with Mr. Page and the line of credit is presently due on December 31, 2011.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants for resale, but we have not filed the required registration statement. At March 31, 2011 we owed Mr. Page $400,000 of principal and approximately $33,077 of accrued but unpaid interest under this credit line, net of repayments.

Past Due Notes at March 31, 2011

Our liabilities at March 31, 2011 reflect a number of past due obligations which were incurred by us under our former management, including:

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at March 31, 2011 we have accrued liquidated damages in the amount of $661,314 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 18% per annum, with a late payment fee of 1.5% per month; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share which expired in October 2010.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.

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

Item 4.                                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses. The material weakness identified for the period ended December 31, 2010 were related to insufficient personnel and accounting resources are were adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to this material weakness, in preparing our financial statements for the year ended December 31, 2010 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  Subsequent to December 31, 2010 we have hired an experienced accountant which will mitigate to an extent these material weaknesses and are developing the necessary procedures ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.  Until such time as these procedures have been fully developed and implemented, and we are able to devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff, we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

TN-K ENERGY GROUP INC.
May 13, 2011	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer