Form 10-Q
period 2011-06-30
TN-K ENERGY GROUP INC.
filed 2011-08-15
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                               ☒ Yes ☐ No

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  37,888,939 shares of common stock are issued and outstanding as of August 11, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

•	our ability to satisfy our obligations as they become due and to continue as a going concern,
•	our business and growth strategies,
•	risks associated with the external factors that impact our operations,
•	our ability to satisfy our debt obligations which predate our existing business,
•	volatility in oil prices,
•	risks associates in general with oil and gas operations,
•	our ability to find additional reserves, and
•	the impact of government regulation and the impact of possible changes in tax laws.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our
Annual Report on Form 10-K for the year ended December 31, 2010 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc..  In addition, when used herein and unless specifically set forth to the contrary, “Second Quarter 2011” refers to the three months ended June 30, 2011, “Second Quarter 2010” refers to the three months ended June 30, 2010, “2010” refers to the year ended December 31, 2010, and “2011” refers to the year ending December 31, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

TN-K Energy Group Inc
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$111,840	$166,501
Accounts receivable-related party	46,934	21,453
Accounts receivable	88,033	58,656
TOTAL CURRENT ASSETS	246,808	246,610

OIL AND GAS PROPERTY (Successful efforts method), at cost	2,595,314	2,870,438

EQUIPMENT, net of depreciation	216,840	158,212
OTHER ASSETS	64,000	64,000

TOTAL ASSETS	$3,122,962	$3,339,260

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$3,359,643	$4,658,253
Accrued expenses	1,315,485	1,248,690
Liquidated damages	688,240	634,684
Loan Payable	703,968	1,012,622
Note payable - related party	400,000	400,000
Convertible - notes payable	650,000	650,000

TOTAL CURRENT LIABILITIES	7,117,336	8,604,249

Asset retirement oligation	46,590	46,590
Derivative and warrant liabilities	694,539	1,454,035
	741,129	1,500,625
STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 41,131,178 and 41,131,178 issued and outstanding, respectively	1,233,935	1,233,935
Additional Paid - In Capital	19,398,984	19,398,984
Unearned ESOP shares	(6,207,000)	(6,207,000)
Accumulated deficit	(19,161,422)	(21,191,533)

TOTAL STOCKHOLDERS' DEFICIT	(4,735,503)	(6,765,614)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,122,962	$3,339,260

See accompanying  notes to financial statements.

TN-K Energy Group, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Oil sales	$203,499	$158,013	$515,698	$262,261
Well Services	3,200	-	27,782	11,688
Sale of oil and gas leases	-	106,688	44,000	211,688
	206,699	264,701	587,480	485,637

Expense:
Oil lease operating expense	100,035	31,036	199,471	124,239
Cost of oil and gas leases sold	0	43,340	13,229	43,340
Sales, general and administrative	89,533	48,547	161,162	164,076
Impairment of developed properties	56,996	0	199,924	-
Total operating expenses	246,564	122,923	573,786	331,655

Loss from operations	(39,866)	141,778	13,694	153,982

Other income (expense):
Gain on derivatives	154,722	1,024,868	759,496	1,311,746
Settlement of debts / cotracts	0	24,382	0	24,382
Gain on write off off accounts payable	1,380,645	1,808,865	1,380,645	1,808,865
Liquidated damages	(26,926)	(26,926)	(53,556)	(53,556)
Interest expense	(35,278)	(41,415)	(70,169)	(90,317)
Total other income (expense)	1,473,163	2,789,774	2,016,417	3,001,120

Net income before taxes	1,433,297	2,931,552	2,030,111	3,155,102
Income taxes	0	153,754	0	153,754
Net Income	$1,433,297	$2,777,798	$2,030,111	$3,001,348

Basic income per common share	$0.03	$0.07	$0.05	$0.08
Diluted income per common share	$0.03	$0.06	$0.05	$0.07

Weighted average number of common shares outstanding -
Basic	41,131,178	40,133,944	41,131,178	38,924,058
Diluted	42,048,909	44,315,998	42,394,331	45,287,533

See accompanying notes to financial statements.

TN-K Energy Group Inc
 Statement of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010

Cash Flow From Operating Activities:
Net income	$2,030,111	$3,001,348
Adjustments to net income:
Depreciation and depletion	194,400	78,384
Impairment loss on developed oil property	199,924	-
Change in fair value of derivative and liquidating damages liabilities	(705,940)	(1,258,190)
Equity based compensation	-	5,068
Gain on retirement of accounts payable	(1,380,645)	(1,808,865)
Gain on settlement of debt / contracts	-	(24,382)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(54,858)	12,957
Deposits	-	35,000
Deferred revenue	-	(35,000)
Accounts payable and accrued expenses	148,831	300,680
Net Cash Provided by Used in Operating Activities	431,822	307,000

Cash Flow From Investing Activities:
Purchase of oil and gas rights	(115,207)	(246,836)
Sale of oil and gas rights	13,229	63,998
Purchases of fixed assets	(75,851)	(9,860)
Net Cash Used in/Provided by Investing Activities	(177,829)	(192,698)

Cash Flow From Financing Activities:
Repayment of loan payable	(308,654)	-
Proceeds for excersise of warrants	-	65,000
Repayments of notes payable - related party	-	(25,250)
Net Cash Used in/Provided by Financing Activities	(308,654)	39,750

Net increase (decrease) in cash	(54,661)	154,052

Cash and cash equivalents at beginning of period	166,501	7,148

Cash and cash equivalents at end of period	$111,840	$161,200

Supplemental cash flow information:

Cash paid for interest	$-	$17,912
Cash paid for taxes	$-	$-

Non-cash financing activities:
Common stock issued for oil and gas properties	$-	$600,000
Equity issued for debt	$-	$640,262
Common stock issued for drilling costs	$-	$120,000

See  accompanying notes to financial statements.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(4,735,503) as of June 30, 2011. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At June 30, 2011 and December 31, 2010, management had determined no allowance for uncollectible receivables was necessary.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of June 30, 2011 and December 31, 2010, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO at:

	June 30, 2011	December 31, 2010
Asset retirement obligation beginning of period	$46,590	$10,000
Liabilities incurred	-	35,600
Liabilities settled	-	-
Accretion	-	990
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$46,590	$46,590

Current portion of obligation end of period	$-	$-

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at June 30, 2011 and December 31 2010, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

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

Major Customers — During the three months ended June 30, 2011 and 2010, we had two customers and one customer, respectively accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Derivative Financial Instruments - Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the Laurus notes entered into on November 30, 2004 and the Alloy note. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at June 30, 2011 and December 31, 2010 totaled $694,539 and $1,454,035, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At June 30, 2011 and December 31, 2010 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179% to 234%, risk free interest rate of 1.00% to 3.39%, and expected life of three to 10 years.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2010	$-	$-	$1,454,035

Derivative securities – June 30, 2011	$-	$-	$694,539

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period.  Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The options and warrants excluded from the June 30, 2010 per share computation were 6,769,945 if included it would have been anti-dilutive. There were dilutive securities of 4,557,644 at June 30, 2011.

The denominator for the calculation of diluted earnings per share at June 30, 2011 and 2010 are calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Denominator for basic earnings per share	41,131,178	38,924,058	41,131,178	40,133,944
Dilutive effect of convertible securities	1,178,849	3,621,048	843,097	2,854,944
Dilutive effect of stock options / warrants	84,304	2,742,227	74,634	1,327,110

Denominator for diluted earnings per share	42,394,331	45,287,333	42,048,909	44,315,998

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

Reclassification — Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the June 30, 2011 financial statement presentation.  Such reclassifications have had no effect on net income.

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	June 30,2011	December 31, 2010
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,142,437	$1,142,437
Evaluated costs	1,747,318	1,845,265
Asset retirement costs	39,600	39,600
	2,929,355	3,027,302

Well equipment, furniture and software	270,209	194,358
	3,199,564	3,221,660
Less accumulated depreciation, depletion and amortization	(387,410)	(193,010)

Oil and gas property and equipment	$2,812,154	$3,028,650

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Net Costs Incurred
Year Incurred
Six months ended June 30, 2011	$-
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
Prior to 2009	-
$1,142,437

Costs associated with unevaluated properties are primarily lease acquisition costs. No dry holes were drilled in 2009. During 2010 we drilled seven dry holes and recorded an impairment expense of $67,837 associated with dry holes.  During the three and six months ended June 30, 2011, we recorded an impairment expenses of $56,996 and 199,924, respectfully as a result of well rework efforts and further evaluation of some wells plugged do to insufficient production. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

Prospect leasing and acquisition normally require one to three years, and the subsequent evaluation normally requires an additional one to three years.

Acquisitions of oil properties

In January 2010 we sold a 50% working interest in Todd Anderson Well #2 to an unrelated third party for $35,000 and the purchaser is responsible for 58% of the costs of the well.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

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

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three and six months ended June 30, 2011:

	Three month ended June 30		Six month ended June 30
	2011	2010	2011	2010
Amortization of costs for evaluated oil properties	$88,795	$31,710	$177,178	$70,558
Depreciation of office equipment, furniture and software	9,612	3,932	17,222	7,826
Total DD&A expense	$98,407	$35,642	$194,400	$78,384

The resulting depletion and depreciation costs of $98,407 and $35,642 for the three months ended June 30, 2011 and 2010, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY.

On September 17, 2010, the Company entered into a Guaranteed Contract with King’s Oil, LLC under which it purchased an interest in the Anderson Lease from us for $1.2 million.  Under the terms of the Guaranteed Contract, the Company assigned our royalty interests in the production from the three existing wells up to a maximum of 50 barrels of oil per day average, with the average daily production rate based upon a 30 calendar day month, to King’s Oil LLC until such time as King’s Oil, LLC has received the return of the full $1.2 million investment.  During this time, the Company is entitled to 40% the proceeds from production from any of these three wells for any overage in this maximum daily production.  The Company guaranteed King’s Oil, LLC that it will receive the $1.2 million within 18 months through the royalty interests in the existing wells and we are obligated to pay it any shortfall at the end of the 18 month period.  In addition, our President and CEO, Mr. Ken Page, has personally guaranteed the amount. The Company has agreed to pay 40% of the costs of any work on the three existing wells.  At such time as King’s Oil LLC has received the return of its investment, we will be entitled to receive 40% of King’s Oil’s royalty interests from production from the three existing wells. As of December 31, 2010 they received royalty payments of $187,378 reducing the amount owed to $1,012,622 as of December 31, 2010. As of June 30, 2011 they received royalty payments of $308,654 reducing the amount owed to $703,968 as of June 30, 2011.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

At June 30, 2011 and December 31, 2011 we owed Mr. Page $400,000 and $400,000, respectively of principal and approximately $40,557 and $25,680, respectively of accrued but unpaid interest under this credit line.  Mr. Dan Page, a consultant to and a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors. Mr. Page is deemed to be an affiliate of the Company.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

At June 30, 2011 and December 31, 2010, we had accrued $688,240 and $634,684, respectively of liquidated damages as interest expense under this agreement. Under the provisions of the accounting guidance for, “Accounting for Contingencies” and “Accounting for Registration Payment Arrangements.”

Convertible notes payable and loans payable are summarized as follows:

	June 30, 2011	December 31, 2010
Loans payable – non interest bearing payable from production of certain oil wells	$703,968	$1,012,622

Convertible note payable to a third party with an interest rate of 7% per annum due October 27, 2006	50,000	50,000

Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due December 31, 2010	400,000	400,000

Convertible note payable to Alloy, default interest rate of 18% per annum, payable upon demand	600,000	600,000

	$1,753,968	$2,062,622

NOTE 5 — STOCKHOLDERS’ EQUITY.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

NOTE 5 — STOCKHOLDERS’ EQUITY (continued).

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

NOTE 5 — STOCKHOLDERS’ EQUITY (continued).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	6,919,924	$0.31
Granted	1,500,000	0.30
Exercised	(150,000)	0.44
Expired or cancelled	(3,712,280)	0.20
Outstanding at December 31, 2010	4,557,644	$0.31
Granted	-	-
Exercised	-	-
Expired or cancelled	50,000	0.35-
Outstanding at June 30, 2011	4,507,644	$0.31

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN (continued).

Common shares held by the ESOP as of June 30, 2011 and December 31, 2010 are as follows:

(in thousands)
	June 30, 2011	December 31, 2010
Allocated shares	1,011	1,011
Shares released from allocation	-	-
Unreleased (unearned) shares	3,243	3,243
Total ESOP shares	4,254	4,254

The fair value of unreleased (unearned shares) at June 30, 2011 and December 31, 2010 (based on closing price of our stock) was $610,025 and $1,403,820, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the three months ended June 30, 2011 and 2010, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period. Our ESOP plan did not have an effect on our calculation of diluted earnings per share for the three months ended June 30, 2011 and 2010.

“See Note 10 – Subsequent Events”.

NOTE 7 — RELATED PARTY TRANSACTIONS.

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

On October 15, 2010 the Company entered into a 50% interest in an 87.5% working interest in Robbins Well #2 in Overton County, Tennessee pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 15, 2010 by and between the Company and Dan Page, a related party, for an initial cost to the Company of $0.  The Company is responsible for 50% of the costs on this well and Dan Page is responsible for the remaining 50% of such costs.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2011 and December 31, 2010 and three and six months ended June 30, 2011 and 2010

NOTE 8 — COMMITMENTS AND CONTINGENCIES.

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

NOTE 9 —CONTINGENCIES.

During 2005 the Company received notice from a large supplier that it had terminated its license with the Company due to non payment of royalties.  In the three months ended June 30, 2011 the Company recorded a gain on forgiveness of debt of $1,380,645 resulting from a write-off of this payable.  At June 30, 2011, the Company no longer reflects the liability represented by this contractual payable on its balance sheet based on the six-year statute of limitations under Section 4.16.080(3) of the Revised Code of the State of Washington.  While the Company took this action based upon an opinion of counsel it received that the statue of limitations would apply thereby making the contract unenforceable and therefore uncollectable, there can be no assurances that this vendor may not raise exceptions to this interpretation which would toll the statute of limitations based on the uncertainty of case law in this area and the particular factual circumstances applicable to such vendor.

NOTE 10 —SUBSEQUENT EVENTS.

In connection with the conversion of preferred stock to common stock by our LAN Plus Employee Stock Ownership Plan (the “ESOP”) in September 2004, we issued the ESOP 4,253,567 shares of our common stock.  Of the 4,253,567 shares which are issued and outstanding in the name of the ESOP, we were previously advised by the ESOP’s trustee that 1,011,328 of those shares were earned by the plan participants and the balance of 3,242,239 shares represent unearned shares.  In August 2011 we completed the process of cancelling the unearned shares and returned to the status of authorized but unissued stock, and delivering a certificate to the trustee representing the earned shares.  In the event a terminated ESOP participant desires to sell his or her shares of our common stock, under the terms of the ESOP we may be required to purchase the shares from the participant at their fair market value.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for three and six months ended June 30, 2011 and 2010 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We generate revenue from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties.  While our total revenues decreased 28% for the Second Quarter 2011 from the Second Quarter 2010, our total revenues for the six months ended June 30, 2011 increased approximately 21% from the comparable period in 2010.  This change is principally attributable to a decline in the sales of oil and gas leases in the 2011 periods from the comparable periods in 2010.  Provided we obtain sufficient working capital, during the balance of 2011 we plan to continue to expand our acreage position in our core area, focusing on drilling wells and/or reworking existing wells.  In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company.  At June 30, 2011 our balance sheet includes approximately $6.3 million of past due debt, notes and liquidated damages that relates to the prior business of our company before those operations were discontinued in 2005, which is net of $1.8 million of aged payments which we wrote off during 2010 and $1.4 million of aged payments which we wrote off during this Second Quarter of 2011.  None of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company.  We do not have the resources to satisfy these obligations.  If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction.  In the Second Quarter 2011 we recognized an impairment of $57,000 net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction.  Given our limited cash resources, it is likely that we will continue to use equity to expand our holdings and pay costs which will further dilute our existing stockholders and possibly result in additional one-time impairments of the assets acquired.

In September 2010 we entered into the guaranteed contract with Kings Oil, LLC under which we have guaranteed King’s Oil, LLC that it will receive the $1.2 million paid for the interests in the Anderson Lease within 18 months through the royalty interests in the existing wells.  We are obligated to pay it any shortfall at the end of the 18 month period and through June 30, 2011 it received $496,302 under this agreement, cumulatively.  While we reasonably believe the amounts will be paid to Kings Oil, LLC in accordance with the terms of the contract, if we were required to pay it any shortfall our liquidity would be adversely impacted and we could be forced to cease some of our operations.

We also face the challenge of limited personnel and diversion of our management’s time and attention.  While we hired a part-time accountant during the first quarter of 2011, as our company continues to grow, we still need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared.  We also need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations.  To date we have been relying on funding available to us under a line of credit extended by a related party which matures in December 2011; however, at June 30, 2011 the maximum amount available under this facility is outstanding.  The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation at maturity.  We do not presently have sufficient funds to satisfy this obligation.

Given the small size of our company, the low trading price of our stock, the early stage of our operations and our limited revenues, we may find it difficult to raise sufficient capital to meet our needs.  If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

Our net income in each of the three and six months ended June 30, 2011 is substantially attributable to non-cash income associated with changes in the values of derivative liabilities and one-time gains from the write-off of aged accounts payable.  We have incurred net losses of approximately $19.1 million since inception through June 30, 2011 and do not have sufficient working capital to satisfy our obligations.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues from oil sales increased 29% in the three months ended June 30, 2011 which predominately resulted in the market price increase of oil sold and 97% for the six months ended June 30, 2011 from the comparable periods in 2010 of which is composed of approximately 29% in the market price increase of oil sold and approximately 68% in the increase in volume.  During the three months ended June 30, 2011, the average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $87 as compared to approximately $68 for the three months ended June 30, 2010 and the average sales price (including transfers) per unit of oil was $86 for the six months ended June 30, 2011 as compared to $68 for the six months ended June 30, 2010.

        Substantially all of the well service revenues in the three and six months ended June 30, 2011 were attributable to services rendered to a related party.  Included in revenues in each of the periods were revenues attributable to the sales to third parties of various interests in wells.

Our total operating expenses increased approximately 101% in the three months ended June 30, 2011, and increased 73% in the six months ended June 30, 2011 from the comparable periods in 2010 of which is directly related to the amortization, depletion, and impairment incurred in the First Quarter 2011.  In addition, our oil lease operating expenses, which includes our portion of the cost of contract drillers, other expenses associated with the drilling operations and depletion expense were 49% of oil sales revenues in the three months ended June 30, 2011 as compared to 20% in three months ended June 30, 2010 and  39% of oil sales revenues for the six months ended June 30, 2011 as compared to 47% in 2010 which is also attributable to an increase in amortization, depletion, and impairment incurred on a quarterly basis.

Our sales, general and administrative expenses increased approximately 184% in the three months ended June 30, 2011 from the comparable period in 2010.  This increase is primarily attributable to professional fees associated with the outsourcing professional services which completed the 2010 year end audit and reporting. Sales, general and administrative expenses decreased approximately 2% for the six months ended June 30, 2011 from the comparable period in 2010.  We anticipate our sales, general and administrative expenses will increase during the balance of 2011 which will be reflective of our increased operations.  We are not able at this time, however, to quantify the amount of the expected increase.

During three and the six months ended June 30, 2011 we recognized impairment expenses of $57,000 and $200,000, respectively, related to impairment of developed properties for which there were no comparable expenses in the 2010 periods. However, given the nature of our operations is it likely we will recognize comparable expenses in future periods.

Included in our total other income during the 2011 and 2010 periods are non-cash gains on derivatives.  Gains on derivatives consist~~s~~ of income associated with the change in the fair value of derivative liabilities as a result of the application of derivative accounting rules to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as other income in those periods.  These non-cash gains were material components of our net income in each of the periods and are not related to our operating performance.

Liquidated damages are related to registration rights granted by our prior management and these expenses continue to have a material impact on our company.

Our interest expense decreased in 2011 periods as compared to the 2010 periods as a result of a decreased amount of outstanding notes payables accruing interest.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At June 30, 2011 we had a working capital deficit of $6,870,528 as compared to a working capital deficit of $8,357,639 at December 31, 2010. Our current assets at June 30, 2011 include accounts receivable and receivables from the sale of a partial interest in oil wells of $135,000, which are due 30 days from invoicing.  Our current liabilities includes approximately $6.0 million of accounts payable and accrued expenses, together with $661,314 in liquidated damages and $650,000 of convertible notes payable related to financings which relates to obligations incurred before our company discontinued its previous operations in 2005.

Our accrued expenses at June 30, 2011 is approximately $34,000 of accrued salary and consulting expenses, approximately $708,000 of accrued interest, approximately $41,000 in accrued interest due a related party under a credit line and approximately $154,000 of accrued taxes.

Our liabilities at June 30, 2011 includes $703,968 due King’s Oil, LLC under the guaranteed contract we entered into in September 2010.  As described earlier in this section, this amount, which is being paid through the sale of oil, must be paid in full by March 2012.

Net cash provided by operating activities for the six months ended June 30, 2011 was $431,822 as compared to $307,000 for the six months ended June 30, 2010.  During the six months ended June 30, 2011, cash was provided by our net income and increases in our accounts payable offset by increased in accounts receivable.  During the six months ended June 30, 2011, cash was provided by our net income and increases in our accounts payable and accrued expenses and deferred revenue, offset by decreases in accounts receivable and deposits. Net cash used in investing activities in the six months ended June 30, 2011 reflects the purchase of oil and gas leases and fixed assets, as compared to net cash used in investment activities in six months ended June 30, 2011 which also reflects the sale of oil and gas rights.  Net cash used in financing activities in the six months ended June 30, 2011 reflects payments of the amounts due under the King’s Oil, LLC guarantee as compared to net cash provided by financing activities for the six months ended June 30, 2010 which reflects proceeds from the exercise of outstanding warrants offset by a repayment notes payable under the credit line with Mr. Dan Page which is described below.

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

We have entered into a number of extension agreements with Mr. Page and the line of credit is presently due on December 31, 2011.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants for resale, but we have not filed the required registration statement. At June 30, 2011 we owed Mr. Page $400,000 of principal and approximately $40,556 of accrued but unpaid interest under this credit line, net of repayments.

Past Due Notes at June 30, 2011

Our liabilities at June 30, 2011 reflect a number of past due obligations which were incurred by us under our former management, including:

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at June 30, 2011 we have accrued liquidated damages in the amount of $688,240 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 18% per annum, with a late payment fee of 1.5% per month; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share which expired in October 2010.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.

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

In connection with the conversion of preferred stock to common stock by our LAN Plus Employee Stock Ownership Plan (the “ESOP”) in September 2004, we issued the ESOP 4,253,567 shares of our common stock.  Of the 4,253,567 shares which are issued and outstanding in the name of the ESOP, we were previously advised by the ESOP’s trustee that 1,011,328 of those shares were earned by the plan participants and the balance of 3,242,239 shares represent unearned shares.  In August 2011 we completed the process of cancelling the unearned shares and returned to the status of authorized but unissued stock, and delivering a certificate to the trustee representing the earned shares.  In the event a terminated ESOP participant desires to sell his or her shares of our common stock, under the terms of the ESOP we may be required to purchase the shares from the participant at their fair market value.

Item 6.                                Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*      filed herewith
**   XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TN-K ENERGY GROUP INC.

August 15, 2011	By: /s/Ken Page
Ken Page
Chief Executive Officer, principal financial and accounting officer