Form 10-Q
period 2011-09-30
TN-K ENERGY GROUP INC.
filed 2011-11-14
CIK 942650

501,384UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  37,888,939 shares of common stock are issued and outstanding as of November 9, 2011.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc..  In addition, when used herein and unless specifically set forth to the contrary, “Third Quarter 2011” refers to the three months ended September 30, 2011, “Third Quarter 2010” refers to the three months ended September 30, 2010, “2010” refers to the year ended December 31, 2010, and “2011” refers to the year ending December 31, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

TN-K Energy Group Inc
 Balance Sheets

	Sept 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$147,256	$166,501
Accounts receivable-related party	26,477	21,453
Accounts receivable	71,172	58,656
TOTAL CURRENT ASSETS	244,905	246,610

OIL AND GAS PROPERTY (Successful efforts method), at cost	2,403,325	2,870,438

EQUIPMENT, net of depreciation	217,797	158,212
OTHER ASSETS	64,000	64,000

TOTAL ASSETS	$2,930,027	$3,339,260

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$3,366,529	$4,658,253
Accrued expenses	1,427,203	1,248,690
Liquidated damages	715,462	634,684
Loan Payable	566,164	1,012,622
Note payable - related party	400,000	400,000
Convertible - notes payable	650,000	650,000

TOTAL CURRENT LIABILITIES	7,125,358	8,604,249

Asset retirement obligation	48,860	46,590
Derivative and warrant liabilities	640,557	1,454,035
Long Term Liabilities	689,417	1,500,625

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 37,888,939 and 41,131,178 issued and outstanding, respectively	1,136,668	1,233,935
Additional Paid - In Capital	13,289,251	19,398,984
Unearned ESOP shares	-	(6,207,000)
Accumulated deficit	(19,310,667)	(21,191,533)

TOTAL STOCKHOLDERS' DEFICIT	(4,884,748)	(6,765,614)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,930,027	$3,339,260

See accompanying  notes to financial statements.

TN-K Energy Group, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue:
Oil sales	$179,484	$102,095	$695,182	$364,356
Well Services	9,101	-	36,883	2,790
Sale of oil and gas leases	70,000	74,000	114,000	285,688
	258,585	176,095	846,065	652,834

Expense:
Oil lease operating expense	113,893	10,297	313,364	53,637
Cost of oil and gas leases sold	63,865	28,441	77,094	152,680
Sales, general and administrative	119,069	124,199	280,232	288,275
Impairment of developed properties	99,826	-	299,750	-
Total operating expenses	396,653	162,937	970,440	494,592

Loss from operations	(138,068)	13,158	(124,375)	158,242

Other income (expense):
Gain on derivatives	53,982	320,229	813,478	1,631,975
Gain on write off off accounts payable	-	-	1,380,645	1,808,865
Gain on cenversion of debt	-	-	-	24,382
Liquidated damages	(27,222)	(27,222)	(80,778)	(80,778)
Interest expense	(37,937)	(35,666)	(108,104)	(125,983)
Other income	-	-		0
Total other income	(11,177)	257,341	2,005,241	3,258,461

Net loss before taxes	(149,245)	270,499	1,880,866	3,416,703
Income taxes	-	-	-	153,784
Net loss before taxes	$(149,245)	$270,499	$1,880,866	$3,262,919

Basic income per common share	$(0.00)	$0.01	$0.05	$0.08
Diluted income per common share	$(0.00)	$0.01	$0.05	$0.07

Weighted average number of common shares outstanding -
Basic	39,510,059	41,131,178	40,482,730	39,661,608
Diluted	39,510,059	43,545,593	41,217,561	44,952,092

See accompanying notes to financial statements.

TN-K Energy Group Inc
 Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

Cash Flow From Operating Activities:
Net income	$1,880,866	$3,262,919
Adjustments to net income:
Depreciation and depletion	308,374	83,942
Impairment loss on developed oil property	299,750	-
Change in fair value of derivative and liquidating damages liabilities	(732,700)	(1,551,197)
Equity based compensation	-	5,068
Gain on retirement of accounts payable	(1,380,645)	(1,808,865)
Gain on settlement of debt / contracts	-	(24,382)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(17,541)	30,816
Deposits	-	35,000
Deferred revenue	-	(35,000)
Accounts payable and accrued expenses	91,862	317,937
Net Cash Provided by Operating Activities	449,966	316,238

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(12,996)	(1,560,365)
Sale of oil and gas rights	77,094	285,688
Purchases of fixed assets	(86,851)	(59,760)
Net Cash Used in Investing Activities	(22,753)	(1,334,437)

Cash Flow From Financing Activities:
Proceeds from notes payable	-	1,200,000
Repayment of notes payable	-	(21,625)
Repayment of loan payable	(446,458)	-
Proceeds for excersise of warrants	-	65,000
Repayments of notes payable - related party	-	(25,250)
Net Cash Used in/Provided by Financing Activities	(446,458)	1,218,125

Net increase (decrease) in cash	(19,245)	199,926

Cash and cash equivalents at beginning of period	166,501	7,148

Cash and cash equivalents at end of period	$147,256	$207,074

Supplemental cash flow information:

Cash paid for interest	$-	$17,912
Cash paid for taxes	$-	$-

Non-cash financing activities:
Settlement of pending ESOP claims	$6,207,000	$-
Common stock issued for oil and gas properties	$-	$600,000
Equity issued for debt	$-	$640,262
Common stock issued for drilling costs	$-	$120,000

See  accompanying notes to financial statements.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

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

Basis of Presentation

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 310 under subpart A of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2011are not necessarily indicative of results that may be expected for the year ending December 31, 2011.  The financial statements are presented on the accrual basis.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(4,884,748) as of September 30, 2011. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At September 30, 2011 and December 31, 2010, management had determined no allowance for uncollectible receivables was necessary.

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

The following table reflects the change in ARO at:

	September 30, 2011	December 31, 2010
Asset retirement obligation beginning of period	$46,590	$10,000
Liabilities incurred	-	35,600
Liabilities settled	-	-
Accretion	2,270	990
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$48,860	$46,590

Current portion of obligation end of period	$-	$-

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at September 30, 2011 and December 31 2010, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

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

Major Customers — During the nine months ended September 30, 2011 and 2010, we had two customers and one customer, respectively accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Derivative Financial Instruments - Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the Laurus notes entered into on November 30, 2004 and the Alloy note. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at September 30, 2011 and December 31, 2010 totaled $640,557 and $1,454,035, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At September 30, 2011 and December 31, 2010 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179% to 234%, risk free interest rate of 1.00% to 3.39%, and expected life of three to 10 years.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2010	$-	$-	$1,454,035

Derivative securities – September 30, 2011	$-	$-	$640,557

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period.  Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The options and warrants excluded from the September 30, 2010 per share computation were 6,769,945 if included it would have been anti-dilutive. There were dilutive securities of 4,507,644 at September 30, 2011.

The denominator for the calculation of diluted earnings per share at September 30, 2011 and 2010 are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Denominator for basic earnings per share	39,510,059	41,131,178	40,482,730	39,661,608
Dilutive effect of convertible securities	-	2,234,101	665,317	2,046,229
Dilutive effect of stock options / warrants	-	180,314	69,514	3,244,255

Denominator for diluted earnings per share	39,510,059	43,545,593	41,217,561	44,952,092

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

Reclassification — Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the September 30, 2011 financial statement presentation.  Such reclassifications have had no effect on net income.

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	September 30,2011	December 31, 2010
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$977,203	$1,142,437
Evaluated costs	1,829,444	1,845,265
Asset retirement costs	34,650	39,600
	2,841,297	3,027,302

Well equipment, furniture and software	281,209	194,358
	3,122,506	3,221,660
Less accumulated depreciation, depletion and amortization	(501,384)	(193,010)

Oil and gas property and equipment	$2,621,122	$3,028,650

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Net Costs Incurred
Year Incurred
Nine months ended September 30, 2011	$(165,234)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
Prior to 2009	-
$977,203

Costs associated with unevaluated properties are primarily lease acquisition costs. No dry holes were drilled in 2009. During 2010 we drilled seven dry holes and recorded an impairment expense of $67,837 associated with dry holes. During the three and nine months ended September 30, 2011, we recorded an impairment expenses of $99,826 and $199,924, respectfully as a result of well rework efforts and further evaluation of some wells plugged do to insufficient production. Impairments have been recorded as a reduction to the evaluated costs. During the nine months ended September 30, 2011, we recorded a reclassification of unevaluated costs relating to significant development activities of $165,234 as a result of drilling unevaluated property on the Charles and Lynda Anderson lease. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

Prospect leasing and acquisition normally require one to three years, and the subsequent evaluation normally requires an additional one to three years.

Acquisitions of oil properties

In January 2010 we sold a 50% working interest in Todd Anderson Well #2 to an unrelated third party for $35,000 and the purchaser is responsible for 58% of the costs of the well.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

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

On December 21, 2010 the Company entered into an assignment of an 87.5% working interest in 68.99 acres in Adair County, Kentucky pursuant to the terms of that certain Oil and Gas Lease dated December 21, 2010 by and between the Company and Kenneth Nadeau and Rebecca Bamborough for an initial cost to the Company of $10.  In accordance with the agreement, the Company is responsible for 100% of the costs on the Nadeau Lease.

On January 15, 2011 per a Memorandum of Understanding the Company sold 32.5% working and royalty interests to five individuals and/or entities in the Charles and Lynda Anderson Well # 10 for $42,000. Two of these purchasers are without any additional costs, while the other three are responsible for 36% of the future completion and operating costs.

On August 31, 2011 the Company entered into a 15% interest in an 75% working interest in De Loy Brow #10 in Clinton County, Kentucky pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated August 31, 2011 by and between the Company and Allen (Dan) Page a related party for an initial cost to the Company of $10. The Company is responsible for 25% of the costs on this well and Allen (Dan) Page is responsible for the remaining 75% of such costs.

On September 20, 2011 per a Memorandum of Understanding the Company sold 22.5% working and royalty interests to four individuals and/or entities in the Charles and Lynda Anderson Well # 11 for $32,000. Two of these purchasers are without any additional costs, while the other three are responsible for 36% of the future completion and operating costs.

On September 30, 2011 per a Memorandum of Understanding the Company sold 32.5% working and royalty interests to four individuals and/or entities in the Charles and Lynda Anderson Well # 13 for $38,000. Two of these purchasers are without any additional costs, while the other three are responsible for 36% of the future completion and operating costs.

On October 11, 2011 per a Memorandum of Understanding the Company sold 36.5% working and royalty interests to three individuals and/or entities in the Kenneth Nadeau Well # 1 for $12,000. Two of these purchasers are responsible for 20% of the future completion and operating costs, while the other individual is responsible for 25% of the all costs associated with the well.

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

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three and nine months ended September 30, 2011:
	Three month ended September 30		Nine month ended September 30
	2011	2010	2011	2010
Amortization of costs for evaluated oil properties	$103,931	$17,498	$281,109	$69,306
Depreciation of office equipment, furniture and software	10,043	6,810	27,265	14,636
Total DD&A expense	$113,974	$24,308	$308,374	$83,942

The resulting depletion and depreciation costs of $113,974 and $308,374 for the three months ended September 30, 2011 and 2010, and $24,308 and $83,942 for the nine months ended September 30, 2011 and 2010 respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY.

On September 17, 2010, the Company entered into a Guaranteed Contract with King’s Oil, LLC under which it purchased an interest in the Anderson Lease from us for $1.2 million.  Under the terms of the Guaranteed Contract, the Company assigned our royalty interests in the production from the three existing wells up to a maximum of 50 barrels of oil per day average, with the average daily production rate based upon a 30 calendar day month, to King’s Oil LLC until such time as King’s Oil, LLC has received the return of the full $1.2 million investment.  During this time, the Company is entitled to 40% the proceeds from production from any of these three wells for any overage in this maximum daily production.  The Company guaranteed King’s Oil, LLC that it will receive the $1.2 million within 18 months through the royalty interests in the existing wells and we are obligated to pay it any shortfall at the end of the 18 month period.  In addition, our President and CEO, Mr. Ken Page, has personally guaranteed the amount. The Company has agreed to pay 40% of the costs of any work on the three existing wells.  At such time as King’s Oil LLC has received the return of its investment, we will be entitled to receive 40% of King’s Oil’s royalty interests from production from the three existing wells. As of December 31, 2010 they received royalty payments of $187,378 reducing the amount owed to $1,012,622. As of September 30, 2011 they received royalty payments of $446,458 reducing the amount owed to $566,164.

Under the terms of the Guaranteed Contract, we also assigned King’s Oil, LLC 15% of our interest in the remaining portion of the Anderson Lease and granted King’s Oil LLC they right to purchase an additional 10% royalty interest in any future well site on a per site basis.  We are obligated to pay the costs of the drilling for any new wells on this lease.

In April 2007 we executed an agreement with Mr. Dan Page whereby we received $250,000 in funds to be advanced through a line of credit which was evidenced by a convertible promissory note.  Mr. Dan Page, a consultant to and a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors. Mr. Dan Page is deemed to be an affiliate of the Company.  The note bears interest at a rate of 7.5% per annum and had an original maturity date of April 23, 2008. The initial $250,000 advanced under the credit line is convertible at any time into shares of our common stock at a price per share equal to $0.35.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.  Upon maturity or the conversion of the initial $250,000 principal amount and interest due under the note, we also agreed to issue to Mr. Page a four year warrant to purchase shares of common stock with an exercise price of $0.35 per share in an amount equal to 20% of the total shares issued upon conversion of the note.  On September 27, 2007, Mr. Page amended the note to provide an additional $100,000 of working capital to us. Under the terms of the amendment, the additional $100,000 is convertible into shares of our common stock at a price per share equal to $0.18. As consideration for this increase of availability under the credit line, at such time as the note matures or he converts the additional $100,000 into common stock, we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total shares to be issued upon the conversion of that portion of the note with an exercise price of $0.18 per share.  On May 1, 2009 we entered into a second amendment of the note to provide for an additional $50,000 of working capital to us, bringing the total amount available under the credit line to $400,000. Under the terms of the amendment, the additional $50,000 is convertible into shares of our common stock at a price per share equal to $0.12. As consideration for this extension, upon maturity of the note or at such time as he converts the note we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.12 per share, solely as it relates to this additional $50,000.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

At September 30, 2011 and December 31, 2010 we owed Mr. Page $400,000 and $400,000, respectively of principal and approximately $48,119 and $25,680, respectively of accrued but unpaid interest under this credit line.

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

On October 28, 2005, we executed a convertible promissory note in the principal amount of approximately $50,000 with Mr. Robert Wood under the terms of a convertible promissory note which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share which expired in October 2010.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

At September 30, 2011 and December 31, 2010, we had accrued $715,462 and $634,684, respectively of liquidated damages as interest expense under this agreement. Under the provisions of the accounting guidance for, “Accounting for Contingencies” and “Accounting for Registration Payment Arrangements.”

Convertible notes payable and loans payable are summarized as follows:

	September 30, 2011	December 31, 2010
Loans payable – non interest bearing payable from production of certain oil wells	$566,164	$1,012,622

Convertible note payable to a third party with an interest rate of 7% per annum due October 27, 2006	50,000	50,000

Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due December 31, 2010	400,000	400,000

Convertible note payable to Alloy, default interest rate of 18% per annum, payable upon demand	600,000	600,000

	$1,616,164	$2,062,622

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

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

In August 2011, there was 3,242,239 shares of common stock returned to treasury as a result of a final determination by the ESOP Plan’s trustee, that such shares were in fact unearned. In addition the $6,207,000 recorded as unearned ESOP shares has been applied to additional paid in capital and common stock for the return of such shares. See note 6 for further discussion.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

NOTE 5 — STOCKHOLDERS’ EQUITY (continued).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	6,919,924	$0.31
Granted	1,500,000	0.30
Exercised	(150,000)	0.44
Expired or cancelled	(3,712,280)	0.20
Outstanding at December 31, 2010	4,557,644	$0.31
Granted	-	-
Exercised	-	-
Expired or cancelled	(50,000)	0.35
Outstanding at September 30, 2011	4,507,644	$0.31

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

In connection with the conversion of preferred stock to common stock by our LAN Plus Employee Stock Ownership Plan (the “ESOP”) in September 2004, we issued the ESOP 4,253,567 shares of our common stock.  Of the 4,253,567 shares which are issued and outstanding in the name of the ESOP, we were previously advised by the ESOP’s trustee that 1,011,328 of those shares were earned by the plan participants and the balance of 3,242,239 shares represent unearned shares.  In August 2011 we completed the process of cancelling the unearned shares and returned to the status of authorized but unissued stock, and delivering a certificate to the trustee representing the earned shares.  The accounting for the cancellation and return to treasury of the unearned shares of 3,242,239, was to apply the recorded value of $6,207,000 attributed to such unearned shares to additional paid in capital and to the extent par value for the common stock. In the event a terminated ESOP participant desires to sell his or her shares of our common stock, under the terms of the ESOP we may be required to purchase the shares from the participant at their fair market value.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN (continued).

Common shares held by the ESOP as of September 30, 2011 and December 31, 2010 are as follows:

(in thousands)
	September 30, 2011	December 31, 2010
Allocated shares	1,011	1,011
Shares released from allocation	-	-
Unreleased (unearned) shares	-	3,243
Total ESOP shares	1,011	4,254

The fair value of unreleased (unearned shares) as at December 31, 2010 (based on closing price of our stock) was $1,403,820.

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the three months ended September 30, 2011 and 2010, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period. As a result of the effects of the August 2011, cancellation of the unearned shares in the ESOP the basic and diluted earnings per share changed for the 2011 periods presented. There was no effect on diluted earnings per share for 2010 related to the ESOP.

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

On August 31, 2011 the Company entered into a 15% interest in an 75% working interest in De Loy Brow #10 in Clinton County, Kentucky pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated August 31, 2011 by and between the Company and Allen (Dan) Page a related party for an initial cost to the Company of $10. The Company is responsible for 25% of the costs on this well and Allen (Dan) Page is responsible for the remaining 75% of such costs.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2011 and December 31, 2010 and three and nine months ended September, 2011 and 2010

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

NOTE 9 —CONTINGENCIES.

During 2005 the Company received notice from a large supplier that it had terminated its license with the Company due to non payment of royalties.  In the three months ended June 30, 2011 the Company recorded a gain on forgiveness of debt of $1,380,645 resulting from a write-off of this payable.  At September 30, 2011, the Company no longer reflects the liability represented by this contractual payable on its balance sheet based on the six-year statute of limitations under Section 4.16.080(3) of the Revised Code of the State of Washington.  While the Company took this action based upon an opinion of counsel it received that the statue of limitations would apply thereby making the contract unenforceable and therefore uncollectable, there can be no assurances that this vendor may not raise exceptions to this interpretation which would toll the statute of limitations based on the uncertainty of case law in this area and the particular factual circumstances applicable to such vendor.

NOTE 10 —SUBSEQUENT EVENTS.

We have evaluated subsequent events for disclosure purposes.

“See Note 3-OIL AND GAS PROPERTIES AND EQUIPMENT”

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for three and nine months ended September 30, 2011 and 2010 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis.  We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. To date we have sold working interests in 14 of our wells ranging from 30% to 50% per well, and we are responsible for completion and operating costs on those wells ranging from 25% to 58% per well.  This has allowed us to move forward in drilling a greater number of wells than we would otherwise able to drill based upon our limited financial resources. We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

We generate revenue from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties.  While our total revenues increased 47% for the Third Quarter 2011 from the Third Quarter 2010, our total revenues for the nine months ended September 30, 2011 increased approximately 30% from the comparable period in 2010.  This change is principally attributable to an increase in the sales of oil and gas leases in the 2011 periods from the comparable periods in 2010.  Provided we obtain sufficient working capital, during the balance of 2011 we plan to continue to expand our acreage position in our core area, focusing on drilling wells and/or reworking existing wells.  In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company.  At September 30, 2011 our balance sheet includes approximately $6.5 million of past due debt, notes and liquidated damages that relates to the prior business of our company before those operations were discontinued in 2005, which is net of $1.8 million of aged payments which we wrote off during 2010 and $1.4 million of aged payments which we wrote off during the three months ended June 30, 2011.  None of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company.  We do not have the resources to satisfy these obligations.  If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction.  In the three month ended and nine months ended September 30, 2011 we recognized an impairment of $99,826 and $299,759 respectively, net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction.  Given our limited cash resources, it is likely that we will continue to use equity to expand our holdings and pay costs which will further dilute our existing stockholders and possibly result in additional one-time impairments of the assets acquired.

In September 2010 we entered into the guaranteed contract with Kings Oil, LLC under which we have guaranteed King’s Oil, LLC that it will receive the $1.2 million paid for the interests in the Anderson Lease within 18 months through the royalty interests in the existing wells.  We are obligated to pay it any shortfall at the end of the 18 month period and through September 30, 2011 it received $633,836 under this agreement, cumulatively.  While we reasonably believe the amounts will be paid to Kings Oil, LLC in accordance with the terms of the contract, if we were required to pay it any shortfall our liquidity would be adversely impacted and we could be forced to cease some of our operations.

We also face the challenge of limited personnel and diversion of our management’s time and attention.  While we hired a part-time accountant during the first quarter of 2011, as our company continues to grow, we still need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared.  We also need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations.  To date we have been relying on funding available to us under a line of credit extended by a related party which matures in December 2011; however, at September 30, 2011 the maximum amount available under this facility is outstanding.  The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation at maturity.  We do not presently have sufficient funds to satisfy this obligation.

Given the small size of our company, the low trading price of our stock, the early stage of our operations and our limited revenues, we may find it difficult to raise sufficient capital to meet our needs.  If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

Our net loss for the three months ended September 30, 2011 and the net income for the nine months ended September 30, 2011 is substantially attributable to non-cash income associated with changes in the values of derivative liabilities and one-time gains from the write-off of aged accounts payable.  We have incurred net losses of approximately $19.2 million since inception through September 30, 2011 and do not have sufficient working capital to satisfy our obligations.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues from oil sales increased 76% in the three months ended September 30, 2011 which predominately resulted in the market price increase of oil sold and 91% for the nine months ended September 30, 2011 from the comparable periods in 2010 of which is composed of approximately 91% in the market price increase of oil sold and approximately 20% in the decrease in volume.  During the three months ended September 30, 2011, the average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $80 as compared to approximately $72 for the three months ended September 30, 2010 and the average sales price (including transfers) per unit of oil was $88 for the nine months ended September 30, 2011 as compared to $74 for the nine months ended September 30, 2010.

Substantially all of the well service revenues in the three and nine months ended September 30, 2011 were attributable to services rendered to a related party.  Included in revenues in each of the periods were revenues attributable to the sales to third parties of various interests in wells.

Our total operating expenses increased approximately 143% in the three months ended September 30, 2011, and increased 96% in the nine months ended September 30, 2011 from the comparable periods in 2010.  This increase is attributable to increases in oil lease operating expenses, sales, general and administrative expenses and impairment of developed properties, offset by decrease in costs of oil and gas leases sold.  The increase in oil lease operating expenses is directly related to the amortization, depletion, and impairment that began being incurred in the First Quarter 2011.  In addition, our oil lease operating expenses, which includes our portion of the cost of contract drillers, other expenses associated with the drilling operations and depletion expense were 63% of oil sales revenues in the three months ended September 30, 2011 as compared to 10% in three months ended September 30, 2010 and 45% of oil sales revenues for the nine months ended September 30, 2011 as compared to 15% in 2010 which is also attributable to an increase in amortization, depletion, and impairment incurred on a quarterly basis.

Our sales, general and administrative expenses decreased approximately 4% in the three months ended September 30, 2011 from the comparable period in 2010 and approximately 3% for the nine months ended September 30, 2011 from the comparable period of 2010.  These decrease are primarily attributable to the hired office work and the reduced use of professional fees associated with the outsourcing professional services. We anticipate our sales, general and administrative expenses will increase during the balance of 2011 which will be reflective of our increased operations.  We are not able at this time, however, to quantify the amount of the expected increase.

During three and the nine months ended September 30, 2011 we recognized non-cash impairment expenses of $99,826 and $299,750, respectively, related to impairment of developed properties for which there were no comparable expenses in the 2010 periods. However, given the nature of our operations is it likely we will recognize comparable expenses in future periods.

Included in our total other income during the 2011 and 2010 periods is non-cash gains on derivatives.  Gains on derivatives consist of income associated with the change in the fair value of derivative liabilities as a result of the application of derivative accounting rules to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as other income in those periods.  These non-cash gains were material components of our net income in each of the periods and are not related to our operating performance.

Liquidated damages are related to registration rights granted by our prior management and these expenses continue to have a material impact on our company.

Our interest expense decreased in 2011 periods as compared to the 2010 periods as a result of a decreased amount of outstanding notes payables accruing interest.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At September 30, 2011 we had a working capital deficit of $6,880,453 as compared to a working capital deficit of $8,357,639 at December 31, 2010. Our current assets at September 30, 2011 included cash, accounts receivable-related party and receivables.  Accounts receivable-related party presents amount due us for the completion costs of our joint venture with Cool Tooler, Inc., a company controlled by Mr. Dan Page, a consultant to and principal stockholder of our company. Our current liabilities includes approximately $6.3 million of accounts payable and accrued expenses, together with $715,462 in liquidated damages and $650,000 of convertible notes payable related to financings which relates to obligations incurred before our company discontinued its previous operations in 2005.

Our accrued expenses at September 30, 2011 is approximately $96,000 of accrued salary and consulting expenses, approximately $736,000 of accrued interest, approximately $48,000 in accrued interest due a related party under a credit line and approximately $154,000 of accrued taxes.

Our liabilities at September 30, 2011 includes $566,164 due King’s Oil, LLC under the guaranteed contract we entered into in September 2010.  As described earlier in this section, this amount, which is being paid through the sale of oil, must be paid in full by March 2012.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $499,966 as compared to $316,238 for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, cash was provided by our net income and increases in our accounts payable offset by increased in accounts receivable.  During the nine months ended September 30, 2011, cash was provided by our net income and increases in our accounts payable and accrued expenses and deferred revenue, offset by decreases in accounts receivable and deposits. Net cash used in investing activities in the nine months ended September 30, 2011 reflects the purchase of oil and gas leases and fixed assets, as compared to net cash used in investment activities in the nine months ended September 30, 2010 which also reflects the sale of oil and gas rights.  Net cash used in financing activities in the nine months ended September 30, 2011 reflects payments of the amounts due under the King’s Oil, LLC guarantee as compared to net cash provided by financing activities for the nine months ended September 30, 2010 which reflects proceeds from the exercise of outstanding warrants offset by a repayment notes payable under the credit line with Mr. Dan Page which is described below.

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

We have entered into a number of extension agreements with Mr. Page and the line of credit is presently due on December 31, 2011.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants for resale, but we have not filed the required registration statement. At September 30, 2011 we owed Mr. Page $400,000 of principal and approximately $48,119 of accrued but unpaid interest under this credit line, net of repayments.

Past Due Notes at September 30, 2011

Our liabilities at September 30, 2011 reflect a number of past due obligations which were incurred by us under our former management, including:

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us.  Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement.  In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted.  We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market.  We have not filed the registration statement and at September 30, 2011 we have accrued liquidated damages in the amount of $715,462 which were due Alloy.  This note remains outstanding and interest is now being accrued at the default rate of 18% per annum, with a late payment fee of 1.5% per month; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005.  This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share which expired in October 2010.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.  This note is in default and we did not register the shares underlying either the note or the warrant.

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

Item 4.                                Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses. The material weakness identified for the period ended December 31, 2010 were related to insufficient personnel and accounting resources that are  adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to this material weakness, in preparing our financial statements for the year ended December 31, 2010 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  Subsequent to December 31, 2010 we have hired an experienced accountant which will mitigate to an extent these material weaknesses and are developing the necessary procedures ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.  Until such time as these procedures have been fully developed and implemented, and we are able to devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff, we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                (Removed and Reserved).

Item 5.                                Other Information.

Item 6.                                Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101	Interactive Data File
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TN-K ENERGY GROUP INC.
November 14, 2011	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer