Form 10-K
period 2011-12-31
TN-K ENERGY GROUP INC.
filed 2012-04-17
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________
Commission file number: 0-27828

TN-K ENERGY GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3779546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

649 Sparta Highway, Suite 102, Crossville, TN	38571
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(931) 707-9599

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $5,558,871 on June 30, 2011

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  38,176,085 shares of common stock are issued and outstanding as of April 12, 2012.

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
RDGPreambleEnd

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc..  In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ended December 31, 2011, and “2010” refers to the year ended December 31, 2010.

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

Our Operations

Our operations are divided between leases in which we have a participation interest/overriding royalty interest and leases in which we are the operator. Interests owned by participation leases means we have a working or royalty interest in a property that is operated or maintained by another interest owner under an agreement. Overriding royalty interest means we assisted in the negotiations between the buyers and sellers of lease sales which we retained an royalty interest, receive a finder’s fee, and are provided options for additional participation of future wells. For participation leases, we receive payments for our oil sales from the operator and we are billed by the operator for a percentage of joint expenses relative to the costs of drilling and transporting the oil from the wells to the sales point.

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis. We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. We had sold working interests in 10 of our wells ranging from 30% to 50% per well through 2010, and respectively, in 2011, we had sold working interests in 5 of our wells ranging from 20% to 35% per well. For each sale, we are responsible for completion and operating costs on those wells ranging from 25% to 58% per well. This has allowed us to move forward in drilling a greater number of wells than we would otherwise able to drill based upon our limited financial resources. We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

Reserves

We own approximately 1,439.42 gross acres of leasehold interests with 40 producing oil wells in which we own an interest. Wells drilled in this area range from 900 feet to 2,000 feet in depth and the well spacing is generally four acres per well. The following table provides information on our reserves at December 31, 2011 and 2010.

	Estimated Remaining Reserves at December 31,
	2011				2010
	Gross	Net	Future Net Revenue		Gross	Net	Future Net Reserves
Reserve Classification	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)
Proved Developed
Producing	43,892	9,544	348,910	335,433	80,970	24,271	1,261,217	933,295
Non-producing	29,516	4,939	286,216	216,497	32,509	17,963	1,174,758	770,643
Sub-total	73,408	14,483	635,126	551,930	113,479	42,234	2,435,976	1,703,938

Proved Undeveloped	42,171	2,109	169,984	29,941	55,959	29,378	1,845,540	1,192,126

Total Proved	115,579	16,592	805,110	681,871	169,438	71,612	4,281,516	2,896,064

Probable	43,985	2,200	177,183	133,771	57,062	30,344	1,851,527	1,167,054

Possible	37,512	5,479	218,952	146,082	45,216	24,720	1,300,819	815,528

Total All Reserves	197,076	24,271	1,201,245	961,724	271,716	126,676	7,433,862	4,878,646

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

Our reserve estimates at December 31, 2011 were prepared by Lee Keeling and Associates, Inc., an independent engineering firm. These reserve report which is filed as an exhibit to this report was prepared in accordance with the generally accepted petroleum engineering and evaluation principles and most recent definitions and guidelines established by the SEC. All reserve definitions comply with the applicable definitions of the rules of the SEC. The reserves were estimated using engineering and geological methods widely accepted in our industry. The accuracy of the reserve estimates is dependent upon the quality of available data and upon independent geological and engineering interpretation of that data. For proved developed producing, the estimates considered to be definitive, using performance methods that utilize extrapolations of various historical data including oil and water production and pressure history. For other than proved producing, proved undeveloped reserves and probable and possible reserve estimates were made using volumetric methods.

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent engineering firm under the supervision of our Chief Executive Officer. We provide the engineering firm with estimate preparation material such as property interests, production, current operation costs, current production prices and other information. This information is reviewed by our Chief Executive Officer to ensure accuracy and completeness of the data prior to submission to our third party engineering firm. A letter which identifies the professional qualifications of the independent engineering firm who prepared the reserve report is included in the reserve report. There was no conversion of undeveloped reserves to prove reserves during 2011. During 2011 we spent approximately $227,180 on converting proved undeveloped reserves to prove developed reserves.

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

The following table presents our producing oil wells at December 31, 2011.

Producing Wells
Gross (a)	40
Net (b)	12.312

(a) The number of gross wells is the total number of wells in which a working interest is owned.

(b) The number of net wells is the sum of fractional working interests we own in gross wells expressed as whole numbers and fractions thereof.

Certain of the leasehold interests we own are subject to royalty, overriding royalty and other outstanding interests customary to the industry. The properties may also be subject to additional burdens, liens or encumbrances customary to the industry, including items such as operating agreements, current taxes, development obligations under natural gas and oil leases, farm-out agreements and other restrictions. We do not believe that any of these burdens will materially interfere with the use of the properties. The following table presents leased acres as of December 31, 2011.

	Gross	Net
Developed acres	304.00	85.15
Undeveloped acres	1,135.42	287.92
Total acreage	1,439.42	373.13

At December 31, 2011 there were 1,135.42 of gross acres of undeveloped acres and 287.92 acres of net undeveloped acres that we control under fee leases. The following table presents the net undeveloped acres that we control under fee leases and the period the leases are scheduled to expire, absent pre-expiration drilling and production which extends the term of the lease(s). The expiration dates of the leases are subject to automatic renewals so long as we are producing oil and/or gas on the lease.

	Net Undeveloped Acres
Lease	Year of Expiration	Total Acres
Dishman Lease, Overton County, TN	Automatic Renewal	5.69
Anderson, Charles Lease, Overton County, TN	Automatic Renewal	7.8
Clark Lease, Green County, KY	Automatic Renewal	156.89
Bradley Lease, Green County, KY	Automatic Renewal	8.936
Anderson, Todd Lease, Clinton County, KY	Automatic Renewal	35.37
McClellan Lease, Clinton County, KY	Automatic Renewal	6.13
Chamber Lease, Clinton County, KY	Automatic Renewal	13.8
Nadeau Lease, Green County, KY	Automatic Renewal	53.37

The following table presents our development and exploratory drilling activities during the past three years. Because we did not commence operations until the fourth quarter of 2009, we did not undertake any drilling activities in 2008. There is no correlation between the number of productive wells completed during any period and the aggregate reserves to those wells. Productive wells consist of producing wells capable of commercial production.

	Drilling Activities
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Development:
Producing	22	10.21	18	6.038	1	.375
Non-Producing	13	7.64	12	4.038	2	.750
Injection	0	0	0	0	0	0
Dry	5	3.08	7	2.025	0	0
Total development	40	20.93	37	12.10	3	1.125

Exploratory:
Productive	0	0	0	0	0	0
Dry	0	0	0	0	0	0
Pending determination	0	0	0	0	0	0

Total drilling activity	40	20.93	37	12.10	3	1.125

As of the date of this report, we are continuing drilling activities on our leasehold interests in an effort to further expand our producing wells.

Customers, Sales and Delivery

We store extracted oil in on-site bulk storage tanks awaiting delivery to our customers. Our customers pay all costs associated with transporting the oil from these storage tanks. In each of 2011 and 2010 we had two customers who represented 100% of our oil sales. Because there are other purchasers that are capable of and willing to purchase our oil, and because we have the option to change purchasers if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers.

The following table presents information regarding production volumes and revenues, average sales prices and costs, after deducting royalties and interests of others, with respect to oil production attributable to our interest for the last three years. In the following table, average production cost are costs incurred to operate and maintain the wells and equipment and to pay the production costs, which does not include ad valoreum and severance taxes per unit of production, and is exclusive of work-over costs.

	Year Ended December 31,
Oil production (Bbls)	2011	2010	2009
Production	18,145.26	24,861.69	1,151
Average sales price	90.04	75.9625	68.00
Average production cost	5.00	4.00	6.00

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

Employees

As of March 31, 2012, we had one full time employee, Mr. Page, our Chief Executive Officer and one part time employee.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $19.9 million as of December 31, 2011. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

Our business model and growth strategies may not prove successful over the long-term.

Our ability to develop our operations in the energy sector is constrained by our limited working capital and size of our operations. While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction. In 2011 we recognized an impairment of $299,750 net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction. While we believe that the internally generated values we ascribed to the various assets to determine the purchase prices at the time of the acquisitions have a great likelihood of proving accurate over time as the wells are drilled, there are no assurance that our believe is correct. In addition, our business model envisions that we will continue to utilize our common stock to the extent possible in lieu of cash for future acquisitions of acreage and participating interests. There are no assurances we will be able to continue this model, which may hinder our ability to expand our acreage holdings which is a key factor to our future growth.

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

At December 31, 2011 our balance sheet includes approximately $5.5 million of past due debt, including past due unsecured convertible notes, accounts payable, liquidated damages and accrued expenses. The vast majority of these liabilities predate our current operations and our current management. We do not have the funds necessary to satisfy these obligations. There are judgments against our company for a significant amount of these past due obligations, all of which relate to obligations incurred prior to our current management. If one or more of these judgment creditors should attempt to collect the amounts due, it is unlikely that we would be able to continue our operations as they are presently conducted.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our operations.

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

	High	Low
2009
First quarter ended March 31, 2009	$0.02	$0.01
Second quarter ended June 30, 2009	$0.02	$0.01
Third quarter ended September 30, 2009	$0.24	$0.01
Fourth quarter ended December 31, 2009	$0.49	$0.22

2010
First quarter ended March 31, 2010	$0.83	$0.5
Second quarter ended June 30, 2010	$0.54	$0.36
Third quarter ended September 30, 2010	$0.44	$0.16
Fourth quarter ended December 31, 2010	$0.41	$0.27

2011
First quarter ended March 31, 2011	$0.30	$0.17
Second quarter ended June 30, 2011	$0.24	$0.12
Third quarter ended September 30, 2011	$0.21	$0.10
Fourth quarter ended December 31, 2011	$0.34	$0.09

2012
First quarter ended March 31, 2012	$0.53	$0.22

The last sale price of our common stock as reported on the OTC Markets OTCQB tier was $0.50 per share on April 9, 2012. As of April 12, 2012, there were approximately 134 record owners of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are an independent oil exploration and production company, engaged in acquiring oil leases and exploring and developing crude oil reserves and production in the Appalachian basin. We concentrate our operations in Kentucky and Tennessee primarily in the Murfreesboro, Knox and Wells Creek formations, although we also have assets located in the Granville, Stones River and Sunnybrook formations. All of these formations are primary known producing formations. Our growth strategy is to focus on our operational growth in our core area, to convert our unproved reserves to prove reserves and to continue our acreage acquisitions while maintaining balanced, prudent financial management.

Our Operations

Our operations are divided between leases in which we have a participation interest/overriding royalty interest and leases in which we are the operator. Interests owned by participation leases means we have a working or royalty interest in a property that is operated or maintained by another interest owner under an agreement. Overriding royalty interest means we assisted in the negotiations between the buyers and sellers of lease sales which we retained an royalty interest, receive a finder’s fee, and are provided options for additional participation of future wells. For participation leases, we receive payments for our oil sales from the operator and we are billed by the operator for a percentage of joint expenses relative to the costs of drilling and transporting the oil from the wells to the sales point.

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis. We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. We had sold working interests in 10 of our wells ranging from 30% to 50% per well through 2010, and respectively, in 2011, we had sold working interests in 5 of our wells ranging from 20% to 35% per well. For each sale, we are responsible for completion and operating costs on those wells ranging from 25% to 58% per well. This has allowed us to move forward in drilling a greater number of wells than we would otherwise able to drill based upon our limited financial resources. We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

During 2012 we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate. In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. At December 31, 2011 our balance sheet includes approximately $5.5 million of past due debt, notes and liquidated damages that relates to the prior business of our company before those operations were discontinued in 2005, which is net of $1.38 million of aged payments which we wrote off during 2011 None of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

We also face the challenge of limited personnel and diversion of our management’s time and attention. Subsequent to December 31, 2010 we have hired a part-time accountant, but as our company continues to grow, we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared. Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations. We have been relying on funding available to us under a line of credit extended by a related party which matures in June 2013. At December 31, 2011, $180,000 is outstanding under this facility which is the maximum amount available. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation at maturity.

Given the small size of our company, the early stage of our operations and our limited revenues, we may find it difficult to raise sufficient capital to meet our needs. If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

While we reported net income of $1.2 million for 2011, this income is attributable to a non-cash gain of $1.38 million on the write-off of aged payables. We reported a loss from operations of $160,414 in 2011, andwe have incurred net losses of approximately $19.9 million since inception through December 31, 2011. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenue in revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties. Our revenues from all sources were significantly lower in 2011 than 2010 which was directly related to the natural depletion of wells and downtime. During 2011 the average sales price (net of taxes and transfers) per unit of oil extracted from wells drilled by us was approximately $90.04 as compared to approximately $75.96 in 2010. Substantially all of the well service revenues in 2011 were attributable to services rendered to a related party. Included in revenues in 2011 was also revenue of $1.0 million in sales of oil and gas leases, of which $132,000 is attributable to the sales to third parties of various interests in wells and $910,000 is attributable to the sales of the Charles and Lynda Anderson lease.

Our total operating expenses in 2011 increased approximately 67% from 2010 which is attributed to impairment of developed properties, the cost associated with the sale of the Charles and Lynda Anderson lease and oil lease operating expenses.. Oil lease operating expenses which includes our portion of the cost of contract drillers, other expenses associated with the drilling operations and depletion expense, were 70% of revenues in 2011 as compared to 28% in 2010 which increased as a direct reflection of participation in increased drilling activities in 2011.

During 2011 our sales, general and administrative expenses decreased approximately 48% from 2010. This decrease is primarily attributable to our part-time employee’s delegated tasks and a lower need for outside sourcing which reflected in a decrease in accounting and professional fees Included in sales, general and administrative expenses in 2011 is consulting expenses of $42,970 paid to a related party, and $35,526 of non-cash depreciation expense. Although we experienced a decrease in operating expenses in 2011, we anticipate our operating expenses will continue to increase in 2012 which will be reflective of our increased operations. We are not able at this time, however, to quantify the amount of the expected increase.

Included in our total other income during 2011 are non-cash gains on derivatives of $289,136 as compared to $1,170,502 in 2010. Gain (loss) on derivatives consists of income or expense associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 07-05 to our financial statements. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as other income in those periods.

Also included in our total other income in 2011 is a non-cash gain of $1.3 million from the write-off of aged accounts payable. Under the state laws of both California and Texas, jurisdictions in which our company previously had operations prior to the discontinuation of all operations in April 2005, based upon opinions of counsel we received we are permitted to write-off these payables. This gain is one-time and not related to our operating performance.

Liquidated damages are related to registration rights granted by our prior management and while they remained relatively the same in 2011 as compared to 2010, these expenses continue to have a material impact on our company.

Our interest expense during 2011 of $143,771 decreased, as compared to 2011; $174,009  as a result of the decreased amounts outstanding under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2011 we had a working capital deficit of $6,078,670 as compared to a working capital deficit of $8,357,639 at December 31, 2010. Our current liabilities at December 31, 2011 includes approximately $4.6 million of accounts payable and accrued expenses, together with $742,684 in liquidated damages and $650,000 of convertible notes payable related to financings which relates to obligations incurred before our company discontinued its previous operations in 2005.

Also included in our accrued expenses at December 31, 2011 is approximately $75,000  of accrued salary and consulting expenses, approximately $765,000 of accrued interest, and approximately $154,000 of accrued taxes.

Net cash provided by operating activities for 2011 was $726,850 as compared to net cash used in operating activities of $840,324 for 2010. The change reflects the decreased net income directly related to the sales of oil production.. Net cash used in investing activities in 2011 reflects the sale of oil and gas leases and fixed assets, net of the sale of working interest in certain of our wells. Net cash provided by financing activities in 2011 reflects satisfied loan repayment with King’s Oil and a portion of payment on the balance due to Dan Page under the line of credit described below.

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

We have entered into a number of extension agreements with Mr. Page and the line of credit is presently due on December 31, 2012. The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term. We agreed to register for resale the shares underlying the convertible note and warrants for resale, but we have not filed the required registration statement. At December 31, 2011 we owed Mr. Page $180,000 of principal.

Past Due Notes at December 31, 2011

Our liabilities at December 31, 2011 reflect a number of past due obligations which were incurred by us under our former management, including:

•           $600,000 principal amount due Alloy Marketing and Promotions, LLC under the terms of an unsecured convertible promissory note issued to it in April 2005 in payment to Alloy for marketing and promotional services rendered to us. Under the terms of this demand note which originally bore interest at the rate of 10% per annum, the principal and interest could be converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of the fair market value of our common stock providing that the underlying shares were covered by an effective registration statement. In connection with the issuance of the note we entered into a registration rights agreement with Alloy whereby we agreed to file a registration statement with the SEC to cover the resale of the shares of common stock into which the note could be converted. We agreed to pay Alloy liquidated damages if we did not file the registration statement within a specified period, if we failed to maintain an effective registration statement or if our common stock was suspended from trading on any market. We have not filed the registration statement and at December 31, 2010 we have accrued liquidated damages in the amount of $634,684 which were due Alloy. This note remains outstanding and interest is now being accrued at the default rate of 18% per annum, with a late payment fee of 1.5% per month; and

•           $50,000 principal amount due Mr. Robert Wood under the terms of a convertible promissory note issued in October 2005. This note, which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006. The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share which expired in October 2010. In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants. In January 2012 the principal and interest under this note was converted into 287,416 shares of common stock.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of this accounting pronouncement to have any effect on our financial position and results of operations.

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

The material weakness identified are related to insufficient personnel and accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to this material weakness, in preparing our financial statements for the year ended December 31, 2011we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  While we hired an experienced accountant in 2011 in an effort to mitigate to an extent these material weaknesses, she is a part-time employee and we continue to lack sufficient personnel and resources to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure, we expect that the material weaknesses in our disclosure controls and procedures will continue in 2011 until such time as we devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2011, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses identified in our disclosure controls and procedures as described earlier in this section.

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

Consulting Agreement with Dan Page

In March 2010 we entered into a one year consulting agreement with Mr. Dan Page whereby he provided advice to us on an as requested basis relative to our current and future drilling operations. Effective March 2011 we entered into a new consulting agreement with Mr. Page which remains in effect until terminated by either party. Under the 2011 agreement, Mr. Page continues to provide us with advice regarding our current and future drilling operations, as well as advice regarding potential lease acquisitions, business objectives capital structure, investors relations and additional general business advisory services as we may request from time to time. Under the terms of the 2011 agreement we paid Mr. Page a fee of $32,000 and pay his expenses incurred in providing the services to us up to a maximum of $1,000 per month. We have accrued this amount as unpaid in our financial statements included elsewhere herein. This compensation arrangement has continued under the terms of the 2011 agreement.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

We are a small company and we only recently begun operating in the energy sector during the fourth quarter of 2009. Mr. Page and Mr. McNeil were appointed to our Board of Directors in September 2007 and October 2007, respectively, at the time when we were a shell company. While Mr. Page and Mr. McNeil have remained members of our Board of Directors, we believe they each remain a good fit for our current needs. Mr. Page’s family has interests in oil and gas operations in Tennessee and Kentucky and through this family business Mr. Page brought both a practical understanding of the geographic particularities and as well as hands-on experience in our business sector to our Board. Since beginning operations in the energy sector, his relationships with landowners and independent drilling rig operators have facilitated our ability to quickly expand our business and develop revenue producing operations while conserving our limited capital. Mr. McNeil’s experience in field work with independent oil operators in Tennessee and Kentucky provides him with an enhanced understanding of our operations which provides an additional dimension to his role as an independent director.

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

Code of Ethics and Business Conduct

We have adopted a code of ethics applicable to our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial and accounting officer. We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to, 649 Sparta Highway, Suite 102, Crossville, TN 38571.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2011.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2011 and 2010 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2011. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 7 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Ken Page, Chief Executive Officer 1	2011	68,000	0	0	0	0	0	0	68,000
	2010	62,000	0	0	449,993	0	0	0	516,247

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2011:

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

Stock Option Plans

2004 Stock Incentive Plan

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004. No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000. At December 31, 2011 there were outstanding options to purchase 355,000 shares of our common stock at an exercise prices ranging from $0.25 to $0.56 per share.

2009 Equity Compensation Plan

On September 29, 2009 our Board of Directors adopted our 2009 Equity Compensation Plan (the “2009 Plan”). The purpose of the 2009 Plan is to enable our company to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or will be important to our success, an opportunity to acquire a proprietary interest in our company. The types of long-term incentive awards that may be provided under the plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its businesses. The plan authorizes the grant of (i) options which qualify as incentive stock options under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified options which do not qualify as incentive stock options, (iii) awards of our common stock (iv) and rights to make direct purchases of our common stock which may be subject to certain restrictions. We have reserved 4,800,000 shares of our common stock for issuance upon grants made under the plan. At December 31, 2011 we had options to purchase 2,188,000 shares of our common stock with exercise prices ranging from $0.12 to $0.30 outstanding under the 2009 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 12, 2012, we had 38,176,085 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2012 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 649 Sparta Highway, Suite 102, Crossville, TN 38571. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2011 we entered into a number of transactions with Mr. Dan Page which are in addition to the consulting agreement described earlier in this report. During 2011 we paid Mr. Page an aggregate of $220,000 under the terms of the consulting agreement. While Mr. Page, the father of Ken Page, is not a named executive officer nor member of our Board of Directors, by virtue of the scope of the advice and services he provides to us he may be considered to exercise certain management control over our company.

Mr. Page also provides a line of credit to us which is described earlier in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Line of Credit. At each of December 31, 2010 and 2011 we owed Mr. Page $442,119 and $180,000, principal and interest, respectively, under this credit line.

During 2011 we also performed various well services for Mr. Page or his controlled entities which resulted in revenue to us of approximately $49,500.

Director Independence

Mr. McNeil is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for 2011 and 2010.

	2011	2010
Audit Fees	$34,000	$42,000
Audit-Related Fees	0	0
Tax Fees	3,500	5,000
All Other Fees	0	0
Total	$37,500	$47,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. [UPDATE EXHIBITS TO REFLECT THE ONES FILED DURING THE YEAR AND ANY WHICH SHOULD HAVE BEEN FILED BUT WERE NOT.  THIS WOULD EXCLUDED PRESS RELEASES]

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Designation of Series A Preferred Stock (2)
3.3	Amended and Restated By-Laws (2)
3.4	Certificate of Ownership merging TN-K Energy Group Inc. into Digital Lifestyles Group, Inc. (13)
4.1	Specimen stock certificate for common stock (2)
4.2	Convertible Promissory Note dated April 1, 2005 issued to Alloy Marketing and Promotions, LLC (19)
4.3	Form of convertible promissory note issued to Mr. L.E. Smith in September 2005 (3)
4.4	Form of common stock purchase warrant issued to Mr. L.E. Smith in connection with convertible promissory note (3)
4.5	Form of $250,000 principal amount 7.5% convertible promissory note issued to Mr. Dan Page in April 2007 (6)
4.6	Form of warrant issued to Mr. Dan Page in connection with $250,000 principal amount 7.5% convertible promissory note issued in April 2007 (5)
4.7	Amendment to Convertible Line of Credit Note (6)
4.8	Second Amendment to Convertible Line of Credit Note dated May 1, 2009 (7)
4.9	Third Amendment to Convertible Line of Credit dated December 8, 2009 *
4.10	Fourth Amendment to Convertible Line of Credit Note Agreement with Dan Page dated June 29, 2010 (15)
4.11	Form of Fifth Amendment Convertible Line of Credit Note Agreement with Dan Page dated December 31, 2010 (17)
4.12	Form of Class A Warrant (9)
4.13	Form of convertible promissory note issued to Mr. Robert Wood (3)
4.14	Form of common stock purchase warrant issued to Mr. Wood in connection with convertible promissory note (3)
4.15	Form of common stock purchase warrant issued to Westech Capital (4)
4.16	Form of common stock purchase warrant issued to Tejas Incorporated (18)
10.1	2004 Stock Incentive Plan (2)
10.2	Form of registration rights agreement in favor of each of Mr. L.E. Smith and Mr. Robert Wood (3)
10.3	Form of Registration Rights Agreement with Mr. Dan Page (5)
10.4	Employment Agreement with Ken Page (6)
10.5	Form of Amendment No. 1 to Employment Agreement with Ken Page (8)
10.6	Agreement with Mr. Ken Page dated September 29, 2009 (8)
10.7	2009 Equity Compensation Plan (8)
10.8	Form of Assignment of Oil and Gas Lease (10)
10.9	Assignments of Oil and Gas Leases (11)
10.10	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Mitchell Coomer, Travis Coomer, Americas Energy Company and TN-K Energy Group, Inc. (13)

10.11	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Travis Coomer Drilling Co. and TN-K Energy Group, Inc. (13)
10.12	Assignment of Oil and Gas Lease (full checkerboard) dated February 2, 2010 by and between Mitchell Coomer and Travis Coomer and TN-K Energy Group, Inc. (18)
10.13	Registration Rights Agreement dated January 27, 2005 with Alloy Marketing and Promotions, LLC (18)
10.14	Assignments of Oil and Gas Lease dated May 6, 2010 by and between Mitchell Coomer and Travis Coomer and TN-K Energy Group, Inc. (14)
10.15	Assignment dated September 17, 2010 from Overton Oil & Gas Corp. to TN-K Energy Group Inc. (16)
10.16	Assignment dated September 17, 2010 between TN-K Energy Group Inc. and King’s Oil, LLC. (16)
10.17	Guaranteed Contract dated September 17, 2010 between TN-K Energy Group Inc. and King’s Oil, LLC. (16)
10.18	Form of Consulting Agreement dated March 31, 2011 with Dan Page *
23.1	Consent of Lee Keeling & Associates, Inc. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
99.1	Reserve Report of Lee Keeling & Associates, Inc. at December 31, 2010 *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
* filed herewith.
**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

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

TN-K Energy Group Inc.

April 13, 2012	By:	/s/ Ken Page
Ken Page, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Ken Page	Chief Executive Officer, President, Secretary,	April 13, 2012
Ken Page	Director, Principal Executive Officer and Principal Financial and Accounting Officer

/s/ Brad McNeil	Director	April 13, 2012
Brad McNeil

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TN-K Energy Group, Inc.

We have audited the accompanying balance sheets of TN-K Energy Group, Inc. as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for each of the years ended December 31, 2011 and 2010, in conformity with generally accepted accounting principles in the United States.

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

/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants

New York, New York
April 13, 2012

RDGXBRLParseBegin
TN-K Energy Group Inc
 Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$140,658	$166,501
Accounts receivable-related party	1,083	21,453
Accounts receivable	54,504	58,656
TOTAL CURRENT ASSETS	196,245	246,610

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,553,646	2,870,438

EQUIPMENT, net of depreciation	166,765	158,212
OTHER ASSETS	64,000	64,000

TOTAL ASSETS	$1,980,656	$3,339,260

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$3,336,876	$4,658,253
Accrued expenses	1,365,353	1,248,690
Liquidated damages	742,684	634,684
Loan Payable	-	1,012,622
Note payable - related party	180,000	400,000
Convertible - notes payable	650,000	650,000

TOTAL CURRENT LIABILITIES	6,274,913	8,604,249

Asset retirement obligation	48,860	46,590
Derivative and warrant liabilities	1,164,899	1,454,035
	1,213,759	1,500,625
STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 37,888,939 and 41,131,178 issued and outstanding, respectively	1,136,668	1,233,935
Additional Paid - In Capital	13,289,251	19,398,984
Unearned ESOP shares	-	(6,207,000)
Accumulated deficit	(19,933,935)	(21,191,533)

TOTAL STOCKHOLDERS' DEFICIT	(5,508,016)	(6,765,614)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,980,656	$3,339,260

See accompanying  notes to financial statements.

TN-K Energy Group, Inc.
Statement of Operations

	Year Ended December 31,
	2011	2010

Revenue:
Oil sales	$753,320	$862,179
Finder's Fee	66,500	-
Well Services	50,371	41,255
Sale of oil and gas leases	1,011,229	389,000
	1,881,420	1,292,434

Expense:
Oil lease operating expense	530,600	245,335
Cost of oil and gas leases sold	857,179	196,899
Sales, general and administrative	354,304	736,442
Impairment of developed properties	299,750	37,447
Total operating expenses	2,041,833	1,216,123

Loss from operations	(160,413)	76,311

Other income (expense):
Gain on derivatives	289,136	1,170,502
Gain on write off off accounts payable	1,380,645	1,808,865
Gain on cenversion of debt	-	24,382
Liquidated damages	(108,000)	(108,000)
Interest expense	(143,770)	(174,009)
Total other income	1,418,011	2,721,740

Net income before taxes	1,257,598	2,798,051
Income taxes	-	15,384
Net income before taxes	$1,257,598	$2,782,667

Basic income per common share	$0.03	$0.07
Diluted income per common share	$0.03	$0.06

Weighted average number of common shares outstanding -
Basic	39,884,163	40,032,020
Diluted	40,639,848	44,589,664

See accompanying notes to financial statements.

TN-K Energy Group Inc
 Statement of Cash Flows

	Year Ended December 31,
	2011	2010

Cash Flow From Operating Activities:
Net income	$1,257,598	$2,644,267
Adjustments to net income:
Depreciation and depletion	530,830	174,260
Impairment loss on developed oil property	299,750	37,446
Change in fair value of derivative and liquidating damages liabilities	(181,136)	(1,062,502)
Equity based compensation	-	455,061
Gain on retirement of accounts payable	(1,380,646)	(1,808,865)
Gain on settlement of debt / contracts	-	(24,382)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	24,523	(24,113)
Deposits	-	35,000
Other assets	-	36,590
Deferred revenue	-	(35,000)
Accounts payable and accrued expenses	175,930	412,562
Net Cash Provided by Operating Activities	726,849	840,324

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(333,169)	(1,790,679)
Cash Restricted	-	(54,000)
Sale of oil and gas rights	857,179	196,898
Purchases of fixed assets	(44,079)	(85,562)
Net Cash Provided By/ Used in Investing Activities	479,931	(1,733,343)

Cash Flow From Financing Activities:
Proceeds from notes payable	-	1,200,000
Repayment of notes payable	-	(187,378)
Repayment of loan payable	(1,012,622)	-
Proceeds for excersise of warrants	-	65,000
Repayments of notes payable - related party	(220,000)	(25,250)
Net Cash Used in/Provided by Financing Activities	(1,232,622)	1,052,372

Net increase (decrease) in cash	(25,843)	159,353

Cash and cash equivalents at beginning of period	166,501	7,148

Cash and cash equivalents at end of period	$140,659	$166,501

Supplemental cash flow information:

Cash paid for interest	$55,680	$17,912
Cash paid for taxes	$-	$-

Non-cash financing activities:
Settlement of pending ESOP claims	$6,207,000	$-
Common stock issued for oil and gas properties	$-	$600,000
Equity issued for debt	$-	$640,262
Common stock issued for drilling costs	$-	$120,000

See accompanying notes to financial statements.

TN-K Energy Group Inc
  Statement of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock
	Shares Par Value $0.01	Amount	Shares Par Value $0.03	Amount	Additional Paid-In Capital	Accumulated Deficit	Unearned ESOP shares	Total Stockholders' Deficit

Balance at December 31, 2009	-	-	37,220,129	$1,116,604	$17,635,992	$(23,835,800)	$(6,207,000)	$(11,290,204)

Issuance of options	-	-	-	-	449,993	-	-	449,993

Conversion of notes payable and accrued interest to common stock			2,561,049	76,831	563,431	-	-	640,262

Extension of warrants	-	-	-	-	5,068	-	-	5,068

Excerise of warrants			150,000	4,500	60,500	-	-	65,000

Common stock issued for drilling costs	-	-	200,000	6,000	114,000	-	-	120,000

Common stock issued for purchase of oil rights	-	-	1,000,000	30,000	570,000	-	-	600,000

Net income	-	-	-	-	-	2,644,267	-	2,644,267

Balance at December 31, 2010	-	-	41,131,178	1,233,935	19,398,984	(21,191,533)	(6,207,000)	(6,765,614)

ESOP settlement			(3,242,239)	(97,267)	(6,109,733)	-	6,207,000	0

Net income	-	-	-	-	-	1,257,598	-	1,257,598

Balance at December 31, 2011	-	-	37,888,939	$1,136,668	$13,289,251	$(19,933,935)	-	$(5,508,016)

See accompanying notes to financial statements.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2011 and 2010 and for the Years Ended December 31, 2011 and 2010

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(5,508,018) as of December 31, 2011. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2011 and 2010, management had determined no allowance for uncollectible receivables was necessary. At December 31, 2011 and 2010 we had accounts receivable and receivables from the sale of a partial interest in oil wells of $55,585 and $80,109, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation. For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface. Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset. Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of December 31, 2011and December 31, 2010, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO for the years ended December 31, 2011:

	2011	2010
Asset retirement obligation beginning of period	$46,590	$10,000
Liabilities incurred	0	35,600
Liabilities settled	-	-
Accretion	2,270	990
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$48,860	$46,590

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development. Internal costs that are capitalized at December 31, 2011 and 2010, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

Major Customers — During the years ended December 31, 2011 and 2010, we had three and two customers, accounting for 100% of oil sales. Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Derivative Financial Instruments - Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the Laurus notes entered into on November 30, 2004 and the Alloy note. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at December 31, 2011 and 2010 totaled $1,164,899and $1,454,035, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At December 31, 2011 and 2010 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179% to 234%, risk free interest rate of 1.00% to 3.39%, and expected life of three to 10 years.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative securities – December 31, 2010	$-	$-	$1,454,035
Derivative securities – December 31, 2011	$-	$-	$1,164,899

Net Income (Loss) Per Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2011	2010

Numerator for basic and diluted Earnings per share	$1,257,596	$2,782,667

Denominator:
Denominator for basic earnings per share -weighted average shares	39,884,163	40,032,020
Effects of dilutive securities:
Stock options for employees, directors and outside consultants	755,685	4,557,644
Denominator for diluted earnings per share	40,639,848	44,589,664

Basic Earnings Per Share	$.03	$.07

Diluted Earnings Per Share	$.03	$.06

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

Reclassification — Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the December 31, 2011 financial statement presentation. Such reclassifications have had no effect on net income (loss).

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	December 31, 2011	December 31, 2010
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$549,868	$1,142,437
Evaluated costs	1,277,914	1,845,265
Asset retirement costs	39,600	39,600
	1,867,382	3,027,302

Well equipment, furniture and software	231,309	194,358
	2,098,691	3,221,660
Less accumulated depreciation, depletion and amortization	(378,280)	(193,010)

Oil and gas property and equipment	$1,720,411	$3,028,650

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation. The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Net Costs
Year Incurred	Incurred
Year ended December 31, 2010	$323,963
Year ended December 31, 2009	225,905
Prior to 2009	-
$549,868

Costs associated with unevaluated properties are primarily lease acquisition costs. At December 31, 2011 and December 31, 2010 we drilled 5 and 7 dry holes and recorded an impairment expense of $50,534 and $67,837, associated with dry holes. Pending costs of $30,165 and $43,989 for wells-in-progress existed at December 31, 2011 and 2010, respectively. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

Prospect leasing and acquisition normally require one to three years, and the subsequent evaluation normally requires an additional one to three years.

Acquisitions and sales of oil properties

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

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT. (continued)

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

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT. (continued)

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

 On December 6, 2011, the Company entered into a series of transactions which has resulted in the sale of rights under the Charles and Lynda Anderson lease (the “Anderson Lease”) covering approximately 200 acres.

In the first transaction, the Company sold its interest, ranging from 27.3% to 87.5%, in the Anderson Lease to K & K Acquisitions, LLC for $910,000, including all existing wells on the leasehold and the related production equipment, subject to certain exceptions. The Company retained 5% royalty interest in all existing wells, and after K & K has recouped their initial investment, an additional 5% royalty interest will be granted for all originally existing wells. The Company also received a participation right up to 30% net revenue working interest in an additional 10 new wells.

In the second transaction, with the proceeds from the Anderson Lease, the Guaranteed Contract with King’s Oil, LLC was paid in full.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT. (continued)

On December 16, 2011 per a Memorandum of Understanding the Company negotiated the sale of a third party oil and gas lease, known as the Roquel Chambers lease, located bordering the county lines of Clinton County, Kentucky and Pickett County, Tennessee, and is an approximate 300 acre oil lease,  for a finder's fee of $65,000 and a 5% overriding royalty interest and also received a participation right up to 30% net revenue working interest in an additional 10 new wells and an option to drill an additional 10 wells.

On December 21, 2011 per a Memorandum of Understanding the Company permitted 12.5% working and royalty interests to as the operator in the Ralph Robbins Well #3 at no cost to the company and no additional future completion and operating costs.

Impairment of Oil Properties

We use the successful efforts-cost accounting method, which requires recognition of an impairment of oil and gas properties when the total capitalized costs (net of related deferred income taxes) exceed a “ceiling” as described in Note 3.

Our initial ceiling test calculation as of December 31, 2009, using oil and gas prices on that date indicated an impairment of our oil and natural gas properties of approximately $.375 million, net of income tax. Our ceiling test calculations as of December 31, 2010 and December 31, 2011, using oil and gas prices on that date did not indicate any impairment of our oil and natural gas properties.

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

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for the year ended December 31, 2011:

	2011	2010
Amortization of costs for evaluated oil properties	$495,304	$140,992
Depreciation of office equipment, furniture and software	35,526	33,268
Total DD&A expense	$530,830	$174,260

The resulting depletion and depreciation costs of $530,830 and $174,260 for the year ended December 31, 2011 and 2010, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

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

At December 31, 2010 they received royalty payments of $187,378 reducing the amount owed to $1,012,622 as of December 31, 2010. At December 31, 2011 the debt was paid in full as a result of the sale of related oil wells to K&K Acquisitions, LLC.

In September 2005 we executed a convertible promissory note with Mr. L.E. Smith under the terms of a convertible promissory which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in September 2006. At December 31, 2009 we owed Mr. Smith an aggregate of $649,877 under this note, which includes principal and accrued but unpaid interest. The principal and interest due under this note are convertible into shares of our common stock at the option of the holder at a conversion price of $0.25 per share. On April 27, 2010 Mr. L.E. Smith converted the $500,000 principal and accrued interest $164,644 into an aggregate of 2,561,049 shares of our common stock based upon a conversion

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY. (continued)

price of $0.25 per share in accordance with the terms of the note originally issued in September 2005. The Company recorded a gain on conversion of notes payable in the amount of $24,382.

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

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010. The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term. We agreed to register for resale the shares underlying the convertible note and warrants, but we have not filed the required registration statement. On June 29, 2010 Mr. Page extended the due date of the note to December 31, 2010. Effective December 15, 2010 the Company entered into a Fifth Amendment to the Convertible Line of Credit Note with Mr. Dan Page pursuant to which he extended the due date of all amounts due under the Convertible Line of Credit from December 31, 2010 to December 31, 2011
At December 31, 2011 and 2010 we owed Mr. Page $180,000 and $400,000, respectively of principal and approximately $0 and $25,680, respectively of accrued but unpaid interest under this credit line. Mr. Dan Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

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

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY. (continued)

Through December 31, 2011 and 2010, we had accrued $742,684 and $634,684, respectively of liquidated damages as interest expense under this agreement. Under the provisions of the accounting guidance for, “Accounting for Contingencies” and “Accounting for Registration Payment Arrangements”.

Convertible notes payable and loans payable are summarized as follows:

	December 31, 2011	December 31, 2010
Convertible note payable to a third party with an interest rate of 7% per annum due September 19, 2006	$-	$0
Loans payable – non interest bearing payable from production of certain oil wells	0	1,012,622
Convertible note payable to a third party with an interest rate of 7% per annum due October 27, 2006	50,000	50,000
Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due December 31, 2011	180,000	400,000
Convertible note payable to Alloy, default interest rate of 18% per annum, payable upon demand	600,000	600,000
	$830,000	$2,062,622

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

Income tax expenses and effective income tax rates for the years ended December 31, 2011 and 2010 consist of the following:

	2011	2010
Current taxes (federal and state benefit)	$481,000	$1,071,000
Permanent differences	(69,000)	(233,000)
Valuation allowance (NOL utilized)	(412,000)	(684,216)
Income tax expense (reduction)	$0	$153,784
Income (loss) before income taxes	$1,257,596	$2,798,051
Effective income tax rate	0%	5.5%

The effective income tax rate for the years ended December 31, 20010 and 2009 differ from the U.S. Federal statutory income tax rate as follows:

	2011		2010
Federal statutory income tax rate	34%		34%
State income taxes, net of federal benefit	4%		4%
Permanent differences	(5%	)	(8%	)
Valuation allowance	(33%	)	(30%	)
Effective income tax rate	-		-

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

NOTE 5 — INCOME TAXES. (continued)

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

The Company has net operating loss carryforwards as of December 31, 2011 and 2010 of $45.1 million and $46.1million, respectively. These net operating loss carryforwards expire at various dates through 2030. The related deferred tax assets of $17.3 million and $17.7 million have been fully reserved, primarily due to the lack of recurring income from operations.

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

In August 2011, there was 3,242,239 shares of common stock returned to treasury as a result of a final determination by the ESOP Plan’s trustee, that such shares were in fact unearned. In addition the $6,207,000 recorded as unearned ESOP shares has been applied to additional paid in capital and common stock for the return of such shares. See note 7 for further discussion.

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

Stock Options

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004. No award could be granted under the 2004 Plan subsequent to the 10th

NOTE 6 — STOCKHOLDERS’ EQUITY. (continued)

anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000. At December 31, 2011 there were outstanding options to purchase 355,000 shares of our common stock at exercise prices ranging from $0.25 to $0.56 per share.

On September 29, 2009 our Board of Directors adopted our 2009 Equity Compensation Plan (the “2009 Plan”). The plan authorizes the grant of (i) options which qualify as incentive stock options under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified options which do not qualify as incentive stock options, (iii) awards of our common stock (iv) and rights to make direct purchases of our common stock which may be subject to certain restrictions. We have reserved 4,800,000 shares of our common stock for issuance upon grants made under the plan. As of December 31, 2011 there were outstanding options to purchase 2,188,000 shares of our common stock at exercise prices ranging from $0.12 to $0.30 per share.

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

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	6,919,924	$0.31
Granted	1,500,000	.30
Exercised	(150,000)	.44
Expired or cancelled	(3,712,280)	.20
Outstanding at December 31, 2010	4,557,644	$.31
Granted	0	.00
Exercised	0	.00
Expired or cancelled	0	.00
Outstanding at December 31, 2011	4,557,644	$.31

Information, at date of issuance, regarding stock option grants during the year ended December 31, 2010.

Year ended December 31, 2010	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Exercise price exceeds market price	-	$-	$-
Exercise price equals market price	1,500,000	$$0.30	$$0.30
Exercise price is less than market price	-	$-	$-

The following table summarizes information about options outstanding and exercisable at December 31, 2011:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $0.24	180,000	3.75	$0.12	180,000
$0.25 - $0.50	4,297,664	2.95	0.37	4,297,664
$0.51 - $1.00	80,000	5.08	$0.56	80,000

	4,557,664		$0.31	4,557,664

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for five to ten years from the grant date.

The intrinsic value of these options and warrants at December 31, 2011 and 2010 was $47,467 and $130,225, respectively.

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

NOTE 7 – EMPLOYEE STOCK OWNERSHIP PLAN. (continued)

Common shares held by the ESOP as of December 31, 2011 and December 31, 2010 are as follows:

(in thousands)
	December 31, 2011	December 31, 2010
Allocated shares	1,011	1,011
Shares released from allocation	-	-
Unreleased (unearned) shares	-	3,243
Total ESOP shares	1,011	4,254

The fair value of unreleased (unearned shares) as at December 31, 2010 (based on closing price of our stock) was $1,403,820.

In the event a terminated ESOP participant desires to sell his or her shares of our common stock, or for certain employees who elect to diversify their account balances, we may be required to purchase the shares from the participant at their fair market value. During the years ended December 31, 2011 and 2010, we did not purchase any stock from ESOP participants nor did we have any obligation to do so at any time during this period. As a result of the effects of the August 2011, cancellation of the unearned shares in the ESOP the basic and diluted earnings per share changed for the 2011 periods presented. There was no effect on diluted earnings per share for 2010 related to the ESOP.

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

In March 2010, the Company has entered into a one year consulting arrangement for services to be rendered from time to time by a related party who is also a principal shareholder of the Company and the father of the Company’s CEO for an annual fee of $32,000.

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

On December 09, 2011 the Company made payments of approximately $300,000 towards accrued interest and principle reduction of the outstanding notes payable due to Mr. Allen (Dan) Page and accrued consulting expenses. At December 31, 2011 and 2010 we owed Mr. Page $180,000 and $400,000, respectively of principal and approximately $0 and $25,680, respectively of accrued but unpaid interest under this credit line. At December 31, 2011 and 2010 we owed Mr. Page $0 and $19,271, respectively of accrued consulting expenses.

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

NOTE 10 ─ GAIN ON WRITE-OFF OF ACCOUNTS PAYABLE.

In the year ended December 31, 2010 the Company recorded a gain on accounts payable of $1,808,865. In the year ended December 31, 2011 the Company recorded a gain on accounts payable of $1,380,646. Based upon the opinions of counsel, the Company has recorded a write-off of the payables attributed to our operations which were discontinued in 2005. At December 31, 2011, the Company no longer reflects the liability represented by this contractual payable on its balance sheet based on the six-year statute of limitations under Section 4.16.080(3) of the Revised Code of the State of Washington.  While the Company took this action based upon an opinion of counsel it received that the statute of limitations would apply thereby making the contract unenforceable and therefore uncollectable, there can be no assurances that these vendor may not raise exceptions to this interpretation which would toll the statute of limitations based on the uncertainty of case law in this area and the particular factual circumstances applicable to such vendor.

NOTE 11 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED).

The Company continues to operate through its oil production in 2011 and some limited amounts of exploration. The information presented below regarding the Company’s proved developed producing reserves, proved developed and proved undeveloped reserves were prepared by independent petroleum engineering consultants. All reserves are located within the continental United States.

As at December 31, 2011 and 2010 the oil reserves consisted of the following;

	Estimated Remaining Reserves at December 31,
	2011				2010
	Gross	Net	Future Net Revenue		Gross	Net	Future Net Reserves
Reserve Classification	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)
Proved Developed
Producing	43,892	9,544	348,910	335,433	80,970	24,271	1,261,217	933,295
Non-producing	29,516	4,939	286,216	216,497	32,509	17,963	1,174,758	770,643
Sub-total	73,408	14,483	635,126	551,930	113,479	42,234	2,435,976	1,703,938

Proved Undeveloped	42,171	2,109	169,984	29,941	55,959	29,378	1,845,540	1,192,126

Total Proved	115,579	16,592	805,110	681,871	169,438	71,612	4,281,516	2,896,064

Probable	43,985	2,200	177,183	133,771	57,062	30,344	1,851,527	1,167,054

Possible	37,512	5,479	218,952	146,082	45,216	24,720	1,300,819	815,528

Total All Reserves	197,076	24,271	1,201,245	961,724	271,716	126,676	7,433,862	4,878,646

NOTE 11 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED) (continued).

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

Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the year ended December 31, 2011 and 2010 are presented in table below.

	Oil (BBLS)	Gas (MCF)
Beginning of year – January 1, 2010	20,059	-
Revisions of previous quantity estimates	(9,860)	-
Extensions, discoveries and improved recoveries	-	-
Acquisitions	143,284
Sales of reserves in place	(2,126)	-
Production	(24,681)	-
End of year – December 31, 2010	126,676	0
Revisions of previous quantity estimates	9,848	-
Extensions, discoveries and improved recoveries	8,140	-
Acquisitions	-	-
Sales of reserves in place	(100,140)	-
Production	(20,053)	-
End of year – December 31, 2011	24,471	0

Proved developed reserves at December 31, 2010	126,676	0
Proved developed reserves at December 31, 2011	24,271	0

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

	2011	2010
Future cash inflows	$2,017,062	$9,622,329
Future costs:
Production	(606,475)	(1,458,221)
Development	(128,850)	(422,800)
Future income tax expense	(80,492)	(307,444)
	1,201,245	7,433,864
Future net cash flows
10% discount factor	(239,521)	(2,555,218)

Standardized measure of discounted future net cash flows relating to proved reserves	$961,724	$4,878,646

NOTE 11 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED) (continued).

The principal sources of changes in the standardized measure of discounted future net cash flows during the year ended December 31, 2011 and 2010 are as follows:

	2011	2010
Beginning balance	$4,878,646	$652,721
Sales, net of production costs	(640,931)	(616,844)
Net changes in prices and production costs	168,177	2,769,178
Sales of minerals in place	(857,179)	(196,898)
Acquisitions	-	1,600,000
Development costs incurred during the year	333,169	910,679
Changes in estimated future development costs	(275,800)	422,800
Revisions in previous quantity estimates	(2,771,386)	(420,821)
Accretion of discount	106,858	-
Change in income taxes	20,170	(242,169)
Change in other		-

Ending balance	$961,724	$4,878,646

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

NOTE 12 ─ SUBSEQUENT EVENTS.

On January 19, 2012, Robert H. Woods, Jr. converted his original note dated October 28, 2005 issued in the principal amount of $50,000 and had an outstanding balance of approximately $21,800 in accrued interest. The conversion price of $0.25 issued 287,146 shares of common stock.

In April 2012, the Company extended its consulting agreement with Dan Page for an annual fee of $32,000 plus out of pocket expenses up to $1,000 per month.
RDGXBRLParseEnd