Form 10-Q
period 2012-03-31
TN-K ENERGY GROUP INC.
filed 2012-05-14
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(931) 707-9599
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  38,176,085 shares of common stock are issued and outstanding as of May 10, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

●	our ability to continue as a going concern,
●	our business and growth strategies,
●	risks associated with the external factors that impact our operations,
●	our ability to satisfy our debt obligations which predate our existing business,
●	volatility in oil prices,
●	risks associates in general with oil and gas operations,
●	our ability to find additional reserves, and
●	the impact of government regulation and the impact of possible changes in tax laws.

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

●
significant unforeseen events that have global or national impact such as major political disruptions, extended economic depression, and technological breakthroughs in producing oil and natural gas or in producing alternative forms of energy,

●	unanticipated future changes in oil or natural gas prices, and
●	other uncertainties inherent in the production of oil and natural gas.

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report Form 10-K for the year ended December 31, 2011 and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc.. In addition, when used herein and unless specifically set forth to the contrary, “First Quarter 2012” refers to the three months ended March 31, 2012, “First Quarter 2011” refers to the three months ended March 31, 2011, “2012” refers to the year ended December 31, 2012, and “2011” refers to the year ending December 31, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.                  Financial Statements.

TN-K Energy Group Inc
Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$194,639	$140,658
Accounts receivable-related party	1,083	1,083
Accounts receivable	41,170	54,504
TOTAL CURRENT ASSETS	236,892	196,245

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,361,205	1,553,646

EQUIPMENT, net of depreciation	157,836	166,765
OTHER ASSETS	42,000	64,000

TOTAL ASSETS	$1,797,933	$1,980,656

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$3,326,211	$3,336,876
Accrued expenses	598,952	1,365,353
Liquidated damages	-	742,684
Note payable - related party	180,000	180,000
Convertible - notes payable	-	650,000

TOTAL CURRENT LIABILITIES	4,105,163	6,274,913

Asset retirement obligation	28,840	48,860.00
Derivative and warrant liabilities	-	1,164,899
TOTAL OTHER CURRENT LIABILITIES	28,840	1,213,759

STOCKHOLDERS' DEFICIT:

Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 41,131,178 and 41,131,178 issued and outstanding, respectively	1,145,282	1,136,668
Additional Paid - In Capital	13,352,625	13,289,251
Unearned ESOP shares	-	-
Accumulated deficit	(16,833,977)	(19,933,935)

TOTAL STOCKHOLDERS' DEFICIT	(2,336,070)	(5,508,016)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,797,933	$1,980,656

See accompanying  notes to financial statements.

TN-K Energy Group, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenue:
Oil sales	$69,649	$312,200
Finders Fee	75,000	-
Well Services	-	24,582
Sale of oil and gas leases	-	44,000
Total revenue	144,649	380,782

Expense:
Oil lease operating expense	81,371	99,436
Cost of oil and gas leases sold	-	13,229
Sales, general and administrative	88,048	71,629
Impairment of developed properties	120,192	142,928
Total operating expenses	289,611	327,222

Income / (Loss) from operations	(144,962)	53,560

Other income (expense):

Gain (loss) on derivatives	1,164,899	604,774
Gain on write off off accounts payable	1,342,684	-
Liquidated damages	742,684	(26,630)
Interest expense	(5,346)	(34,890)
Total other income (expense)	3,244,921	543,254

Net income before taxes	3,099,959	596,814
Income taxes	-	-
Net Income	$3,099,959	$596,814

Basic income per common share	$0.08	$0.01
Diluted income per common share	$0.08	$0.01

Weighted average number of common shares outstanding -
Basic	38,104,299	40,032,020
Diluted	38,751,462	40,095,263

See accompanying notes to financial statements.

TN-K Energy Group Inc
Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Cash Flow From Operating Activities:
Net income	$3,099,959	$596,814
Adjustments to net income
Depreciation and depletion	84,265	95,993
Impairment loss on developed oil property	120,192	142,928
Change in fair value of derivative and liquidating damages liabilities	(1,907,583)	(578,144)
Gain on writeoff of notes payable and accrued interest	(1,342,684)	-
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	13,334	(83,406)
Accounts payable and accrued expenses	(10,415)	92,661
Net Cash Provided by Operating Activities	57,068	266,846

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(25,087)	(76,251)
Refund of asset retirement deposits	22,000	-
Sale of oil and gas rights	-	13,229
Purchases of fixed assets	-	(66,000)
Net Cash (Used in) Investing Activities	(3,087)	(129,022)

Cash Flow From Financing Activities:
Repayment of loan payable	-	(173,111)
Net Cash (Used by) Financing Activities	-	(173,111)

Net increase (decrease) in cash	53,981	(35,287)

Cash and cash equivalents at beginning of period	140,658	166,501

Cash and cash equivalents at end of period	$194,639	$131,214

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing activities:
Equity issued for debt	$71,988	$-

See  accompanying notes to financial statements.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and three months ended March 31, 2012 and 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2011 which was filed on April 17, 2012.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(2,336,070) as of March 31, 2012. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and three months ended March 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At December 31, 2011 and 2010, management had determined no allowance for uncollectible receivables was necessary. At March 31, 2012 and December 31, 2011 we had accounts receivable and receivables from the production of oil sale of $42,253, of which $1,083 was accounts receivable-related party, and $55,587, of which $1,083 was accounts receivable-related party, respectively.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and three months ended March 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of March 31, 2012 and December 31, 2011, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO at:

	March 31, 2012	December 31, 2011
Asset retirement obligation beginning of period	$48,860	$46,590
Liabilities incurred	-	-
Liabilities settled	(22,000)	-
Accretion	1,980	2,270
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$28,840	$48,860

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at March 31, 2012 and December 31, 2011, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and three months ended March 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

Major Customers — During the three months ended March 31, 2012 and 2011, we had two customers, respectively accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Derivative Financial Instruments - Derivative Financial Instruments - Our derivative financial instruments in the past consist of embedded and free-standing derivatives related primarily to the Laurus notes entered into on November 30, 2004 and the Alloy note. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at March 31, 2012 and December 31, 2011 totaled $0  and $1,164,899, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and three months ended March 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

At March 31, 2012 and December 31, 2011 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179%,  risk free interest rate of 1.00%, and expected life of three to 5 years.

The accounting guidance establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value:

●	Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
●
Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

●	Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2011	$-	$-	$1,164,899

Derivative securities – March 31, 2012	$-	$-	$0

As a result of the Company and at the advice of counsel, determined that the remaining legacy convertible debt instruments were no longer enforceable due to the statue of limitations, hence has written such debt off as other income during the quarter ended March 31, 2012, the related derivative financial instruments were no longer valid as well. As a result the remaining outstanding derivative liabilities have been written off as other income during the quarter ended March 31, 2012.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and three months ended March 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Share-Based Compensation — We adopted the accounting guidance for, Share-Based Payments, on a modified prospective basis. The accounting guidance requires publicly-held companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation to employees, consistent with the rules for options to non-employees.

Reclassification — Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the March 31, 2012 financial statement presentation.  Such reclassifications have had no effect on net income (loss).

 Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$549,868	$549,868
Evaluated costs	1,160,809	1,277,914
Asset retirement costs	39,600	39,600
	1,750,277	1,867,382

Well equipment, furniture and software	231,309	231,309
	1,981,586	2,098,691
Less accumulated depreciation, depletion and amortization	(462,545)	(378,280)

Oil and gas property and equipment	$1,519,041	$1,720,411

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Net Costs Incurred
Year Incurred
Three months ended March 31, 2012	$-
Year ended December 31, 2011	(592,569)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
Prior to 2009	-
$549,868

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and three months ended March 31, 2012 and 2011

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

Costs associated with unevaluated properties are primarily lease acquisition costs. At December 31, 2011 and December 31, 2010 we drilled 12 and 7 dry holes and recorded an impairment expense of $216,801 and $67,837, associated with dry holes. Pending costs of $30,165 and $43,989 for wells-in-progress existed at December 31, 2011 and 2010, respectively. During the three months ended March 31, 2012 and March 31, 2011, we recorded an impairment expense of $120,192 and $142,928; respectively, as a result of well rework efforts and further evaluation of some wells plugged due to insufficient production. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

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

On December 16, 2011, per a Memorandum of Understanding the Company negotiated the sale of a third party oil and gas lease, known as the Roquel Chambers lease, located bordering the county lines of Clinton County, Kentucky and Pickett County, Tennessee, and is an approximate 300 acre oil lease,  for a finder's fee of $65,000 and a 5% overriding royalty interest and also received a participation right up to 30% net revenue working interest in an additional 10 new wells and an option to drill an additional 10 wells.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and three months ended March 31, 2012 and 2011

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

On December 21, 2011, per a Memorandum of Understanding the Company permitted 12.5% working and royalty interests to as the operator in the Ralph Robbins Well #3 at no cost to the Company and no additional future completion and operating costs.

On January 31, 2012, per a Memorandum of Understanding the Company negotiated the sales of third party oil and gas leases, known as the Bayer, Smith, Endicott and Warren leases, located in Overton County, Tennessee and totals approximately 500 acres oil leases for a finder's fee of $75,000 and a 9.5% overriding royalty interest in the existing production of 1 well and 10% overriding royalty interest in the balance of these leases and at no upfront cost to the Company and no additional future completion and operating costs. The Company also received a drilling participation right of up to 30% net working interest in up to 10 additional new wells per lease.

On March 2, 2012, per a Memorandum of Understanding the Company participated and permitted 27.5% working interests as the operator in the Willard Delk Well #1 at the cost of $18,500 and is responsible for 32% of the all costs associated with the well.

On March 7, 2012 per a Memorandum of Understanding the Company permitted 25% working interests in the Billy Duvall Well #1 at the cost of $16,500 and is responsible for 30% of the all costs associated with the well.

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

  The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three months ended March 31, 2012 and 2011:

	2012	2011
Amortization of costs for evaluated oil properties	$75,335	$88,383
Depreciation of office equipment, furniture and software	8,930	7,610
Total DD&A expense	$84,265	$95,993

The resulting depletion and depreciation costs of $84,265 and $95,993 for the three months ended March 31, 2012 and 2011, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and three months ended March 31, 2012 and 2011

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

On December 8, 2009 Mr. Page extended the due date of the note to December 31, 2012.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants, but we have not filed the required registration statement. On December 31, 2011, Mr. Page extended the due date of the note to December 31, 2011. Effective December 31, 2011 the Company entered into a Fifth Amendment to the Convertible Line of Credit Note with Mr. Dan Page pursuant to which he extended the due date of all amounts due under the Convertible Line of Credit from December 31, 2011 to December 31, 2012.

At March 31, 2012 and December 31, 2011, we owed Mr. Page $180,000 and $180,000, respectively of principal and approximately $3,366 and $0, respectively of accrued but unpaid interest under this credit line. Mr. Dan Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

On April 1, 2005, we issued to Alloy Marketing and Promotions, LLC ("Alloy") an unsecured subordinated convertible promissory note in the principal amount of approximately $600,000 in payment of services provided to us by Alloy in 2004. The note matured upon demand by Alloy and could have been converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of fair market value of the common stock, defined as the lesser of (i) the average of the closing prices of the common stock for the five trading days immediately prior to the first to occur of (A) the date on which we include the registration of the resale of the common stock issuable upon conversion of the note in a registration statement filed with the Securities and Exchange Commission and (B) any date on which Alloy delivers to us a notice of conversion, or (ii) the closing price of the common stock for the trading day immediately prior to the first to occur of such dates. The note is in default. In connection with the subordinated convertible promissory note, we entered into a registration rights agreement with Alloy, pursuant to which we agreed to use our commercially reasonable efforts to file with the SEC a registration statement for offerings to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, with respect to the resale of the shares of common stock issuable upon the conversion of the note. We are obligated to pay Alloy a cash fee, as liquidated damages, equal to 1.50% of the original principal amount of the note for each thirty day period, beginning April 1, 2005, until the registration statement is declared effective. We would also have to make similar payments if the registration statement, after it is declared effective, ceases to be effective for more than twenty consecutive calendar days or more than thirty days in the aggregate during a year, or the common stock is not listed or quoted or is suspended from trading on any trading market for three consecutive trading days, and such suspension shall not have been lifted within thirty days or the common stock is not listed on another trading market. As a result of the Company and at the advice of counsel, determined that the remaining legacy convertible debt instruments were no longer enforceable due to the statue of limitations, hence has written such debt off as other income during the quarter ended March 31, 2012, the related derivative financial instruments were no longer valid as well. As a result the remaining outstanding derivative liabilities have been written off as other income during the quarter ended March 31, 2012.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and three months ended March 31, 2012 and 2011

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

Through March 31, 2012 and December 31, 2011, we had accrued $0 and $742,684, respectively of liquidated damages as interest expense under this agreement. Under the provisions of the accounting guidance for, “Accounting for Contingencies” and “Accounting for Registration Payment Arrangements”.

Convertible notes payable and loans payable are summarized as follows:

	March 31, 2012	December 31, 2011

Convertible note payable to a third party with an interest rate of 7% per annum due October 27, 2006	$-	$50,000

Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due December 31, 2011	180,000	180,000

Convertible note payable to Alloy, default interest rate of 18% per annum, payable upon demand	-	600,000
	$180,000	$830,000

NOTE 5 — STOCKHOLDERS’ EQUITY.

Common Stock

In August 2011, there was 3,242,239 shares of common stock returned to treasury as a result of a final determination by the ESOP Plan’s trustee, that such shares were in fact unearned. In addition the $6,207,000 recorded as unearned ESOP shares has been applied to additional paid in capital and common stock for the return of such shares.  See discussion in Note 4 for the conversion of $71,800 of debt for 287,146 shares of common stock.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and three months ended March 31, 2012 and 2011

NOTE 5 — STOCKHOLDERS’ EQUITY (continued).

Warrants

In February 2010, the holder of a warrant for 50,000 shares exercisable at $0.35 per share exercised the warrant resulting in cash proceeds to the company of $17,500. The Company extended the holders remaining warrants until June 11, 2011. The Company incurred an expense of $5,068.

Stock Options

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004.  No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000.  At March 31, 2012,  there were outstanding options to purchase 355,000 shares of our common stock at exercise prices ranging from $0.25 to $0.56 per share.

On September 29, 2009 our Board of Directors adopted our 2009 Equity Compensation Plan (the “2009 Plan”). The plan authorizes the grant of (i) options which qualify as incentive stock options under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified options which do not qualify as incentive stock options, (iii) awards of our common stock (iv) and rights to make direct purchases of our common stock which may be subject to certain restrictions. We have reserved 4,800,000 shares of our common stock for issuance upon grants made under the plan.  As of March 31, 2012, there were outstanding options to purchase 2,188,000 shares of our common stock at exercise prices ranging from $0.12 to $0.30 per share.

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

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	4,557,644	$0.31
Granted	-	.00
Exercised	-	.00
Expired or cancelled	-	.00
Outstanding at December 31, 2011	4,557,644	$.31
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at March 31, 2012	4,557,644	$.31

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and three months ended March 31, 2012 and 2011

NOTE 6 –RELATED PARTY TRANSACTIONS.

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

In March 2010, the Company has entered into a one year consulting arrangement for services to be rendered from time to time by a related party who is also a principal shareholder of the Company and the father of the Company’s CEO for an annual fee of $32,000, which has since been extended annually.

In September 2010, the Company assigned a 50% working interest in its 87.5% interest in the McClellan lease to a company controlled by a related party for $0. The company controlled by the related party is responsible for 50% of the costs on the lease.

On October 15, 2010, the Company entered into a 50% interest in an 87.5% working interest in Robbins Well #2 in Overton County, Tennessee pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 15, 2010 by and between the Company and Dan Page for an initial cost to the Company of $0. The Company is responsible for 50% of the costs on this well and Dan Page is responsible for the remaining 50% of such costs.

On August 31, 2011, the Company entered into a 15% interest in an 75% working interest in De Loy Brow #10 in Clinton County, Kentucky pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated August 31, 2011 by and between the Company and Allen (Dan) Page a related party for an initial cost to the Company of $10. The Company is responsible for 25% of the costs on this well and Allen (Dan) Page is responsible for the remaining 75% of such costs.

On December 09, 2011, the Company made payments of approximately $300,000 towards accrued interest and principle reduction of the outstanding notes payable due to Mr. Allen (Dan) Page and accrued consulting expenses. At March 31, 2012 and December 31, 2011 we owed Mr. Page $180,000 and $180,000, respectively of principal and approximately $3,366 and $0, respectively of accrued but unpaid interest under this credit line. At March 31, 2012 and December 31, 2011 we owed Mr. Page $8,000 and $0, respectively of accrued consulting expenses.

NOTE 7 — COMMITMENTS AND CONTINGENCIES.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of March 31, 2012 and December 31, 2011 and three months ended March 31, 2012 and 2011

NOTE 8 ─ GAIN ON WRITE-OFF OF DEBT RELEIF, LIQUIDATED DAMAGES AND DERIVATIVES.

On March 31, 2012 the Company recorded a gain on debt relief of $1,342,684, a gain on liquidated damages of $742,684 and a gain on derivatives of $1,164,899. Based upon the opinions of counsel, the Company has recorded a write-off of the Alloy Marketing and Promotions, LLC promissory note attributed to our operations which were discontinued in 2005. The Company no longer reflects the liability represented by this contractual payable on its balance sheet based on the six-year statute of limitations under Delaware state 10 Del. C. 8109, which requires an action to enforce a promissory note to be commenced within six (6) years of the date of cause of action accrued, of the State of Delaware.  While the Company took this action based upon an opinion of counsel it received that the statute of limitations would apply thereby making the contract unenforceable and therefore uncollectable, there can be no assurances that these vendor may not raise exceptions to this interpretation which would toll the statute of limitations based on the uncertainty of case law in this area and the particular factual circumstances applicable to such vendor.

NOTE 9 ─ SUBSEQUENT EVENTS.

On April 11, 2012 per Memorandum of Understanding on the Roquel Chambers lease, dated December 16, 2011, the Company opted into the participation right to drill Chambers Well #001 for 30% working interest at the cost of approximately $11,000 and is responsible for approximately 35% of the costs associated with the well.

On April 17, 2012 TN-K Energy Group Inc. completed the sale to Texas Mineral Properties, LLC, d/b/a BSAG Properties, LTD of its 27.5% working and operating interests in 738 acres in Green County, Kentucky known as the J.R. and Pansy Clark lease, which also included 42 oil wells and a checkerboard lease.  We acquired these various interests in 2009 and 2010.  As consideration for our working and operating interests, under the terms of the Contract For Sale of Oil & Gas Leasehold Estate we received:

•	a cash payment of $716,666.68 (including commission),
•	a 5% overriding royalty interest (ORI) of 100% interest for the entire JR and Pansy Clark checkerboard lease which is also referred to as the Clark Brothers lease,
•	a 5% ORI of 100% interest in the Simmons lease in Green County, Kentucky which presently has 14 operating oil wells,
•	a 5% ORI of 100% interest in the Blaydes lease in Green County, Kentucky which presently has seven operating oil wells,
•	a 5% ORI of 100% interest in the Ervin lease in Green County, Kentucky which presently has five operating oil wells, and
•	a 5% ORI of 100% interest in the Hickerson lease in Green County, Kentucky which presently has three operating oil wells.
•	and 30% drilling participation rights in additional wells to be drilled on the Blaydes, Ervin, Hickerson, Simmons, JR Clark and Pansy Clark leases.

Under the terms of the Agreement, we were responsible for a pro-rata share of the closing costs, estimated to be $12,000, and the payment of all personal property taxes related to oil produced by us for the current tax year up to the date of closing.

On April 24, 2012, per Memorandum of Understanding on the Roquel Chambers lease, dated December 16, 2011, the Company opted into the participation right to drill Chambers Well #002 for 30% working interest at the cost of approximately $11,000 and is responsible for approximately 35% of the costs associated with the well.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the First Quarter 2012 and the First Quarter 2011 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis. We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. As of December 31, 2011, we had sold working interests in 5 of our wells ranging from 20% to 35% per well and for each well we are responsible for completion and operating costs on those wells ranging from 25% to 58% per well, which lead to the negotiations of overriding royalty interest of 5% per existing wells . Respectively, as of March 31, 2012, we are in negotiations to sell working interests in our existing wells but have not finalized any negotiations. These negotiations will allowed us to move forward in drilling a greater number of wells, at minimal costs, than we would otherwise able to drill based upon our limited financial resources. We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

  During 2012, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate. In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. Our revenues decreased 62% for the First Quarter 2012 from the First Quarter 2011, and our income from operations decreased 270% from period to period are attributed to the natural depletion of wells and downtime and we began focusing on modifying our business plan to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases and new leaseholds.

  During the balance of 2012, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate as well as overriding royalty interest in new acres and participation in applicable drilling rights..  At March 31, 2012 and December 31, 2011, our balance sheet includes approximately $2.3 million and $5.5 million of past due debt, notes and liquidated damages that relates to the prior business of our company before those operations were discontinued in 2005, which is net of approximately, $3.25 million of aged payments, accrued damages and derivative liabilities which were written off as of March 31, 2012 and net of approximately, $1.38 million for the year ending December 31, 2011.  None of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

  While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction.  In the First Quarter 2012 and 2011, we recognized an impairment of $120,192 and $142,928, respectively, of net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction.  Given our limited cash resources, it is likely that we will continue to use equity to expand our holdings and pay costs which will further dilute our existing stockholders and possibly result in additional one-time impairments of the assets acquired.

  We also face the challenge of limited personnel and diversion of our management’s time and attention. Subsequent to December 31, 2010 we have hired a part-time accountant, but as our company continues to grow, we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared. Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations. We have been relying on funding available to us under a line of credit extended by a related party which matures in December 31, 2012. At December 31, 2011, $180,000 is outstanding under this facility which is the maximum amount available. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation at maturity.

  Given the small size of our company, the early stage of our operations and our limited revenues, we may find it difficult to raise sufficient capital to meet our needs. If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

While we reported net income of $3.1 million for the First Quarter 2012, this income is attributable to a non-cash gain of $3.2 million on the write-off of aged promissory note. We reported net income of $597,000 for the First Quarter 2011 and have incurred net losses of approximately $16.8 million since inception through March 31, 2012.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenue in revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties.  Our revenues from all sources were significantly lower in 2011 than 2010 which was directly related to the natural depletion of wells and downtime.  During the First Quarter 2012, the average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $93 as compared to approximately $91 for the First Quarter 2011.

Our total operating expenses in First Quarter 2012 decreased approximately 12% from the First Quarter 2011 which is directly related to the reduced amount of expense and cost associated with the sale of oil and gas leases and the impairment of the developed properties.  Oil lease operating expenses, which includes, our portion of the cost of contract drillers, other expenses associated with the drilling operations and depletion expense, were 56% of revenues in First Quarter 2012 as compared to 26% in First Quarter 2011 which is attributable to our lower than usual amount of production and increased participation in drilling activities.

No oil and gas leases were sold in First Quarter 2012.

During First Quarter 2012, our sales, general and administrative expenses increased approximately 23% from the comparable period in 2011. This increase is primarily attributable to the need for legal fees associated with the research of writing of debts. We anticipate our operating expenses will increase during the balance of 2011 which will be reflective of our increased operations.  We are not able at this time, however, to quantify the amount of the expected increase.

During First Quarter 2012 and 2011, we recognized an impairment expense of $120,192 and $142,928; respectively, which is related to impairment of developed properties. However, given the nature of our operations it is likely we will recognize comparable expenses in future periods.

   Included in our total other income during the First Quarter 2012 and 2011, are non-cash gains on derivatives of $1,165,000 as compared to $605,000. The gain on derivatives consists of income related to the cancellation of the Alloy Marketing promissory note in 2012 and is associated with the change in the fair value of derivative liabilities as a result of the application of EITF Issue No. 07-05 to our financial statements in 2011. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as other income in those periods.

   Also included in our total other income as of March 31, 2012 is a non-cash gain of $1.3 million from the write-off of aged accounts payable. Under the state laws of both Tennessee and Delaware, jurisdictions in which our company previously had operations prior to the discontinuation of all operations in April 2005 or currently operate from, based upon opinions of counsel we received we are permitted to write-off these payables. This gain is one-time and not related to our operating performance. As of March 31, 2011, there were no non-cash gains from write-offs.

During First Quarter 2012, we recognized a gain of $742,684 in Liquidated Damages associated with the interest accrued for the Woods Conversion note  and the Alloy Marketing promissory note as compared to the recognized loss of 26,630 during the First Quarter 2011. Liquidated damages are related to registration rights granted by our prior management and these expenses no longer have a material impact on our company as of March 31, 2012.

Our interest expense during First Quarter 2012 and 2011 was $5,346 and $34,890; respectively. The decreased is the result of the decreased amounts outstanding principle under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At March 31, 2012, we had a working capital deficit of $3,868,271 as compared to a working capital deficit of $6,078,668 at December 31, 2011. Our current assets at March 31, 2012 include accounts receivable and receivables from the sale of a partial interest in oil wells of $42,253 compared to $55,587; respectively, which are due 30 days from invoicing.  Our current liabilities includes approximately $4.1 million of accounts payable and accrued expenses, as of March 31, 2012, compared to $6.0 million of accounts payable and accrued expenses.

Our accrued expenses at March 31, 2012 decreased largely as a result of the write-off of the liquidated damages of $742,684.

Net cash provided by operating activities for the First Quarter 2012 was $57,068 as compared to $266,846 for the First Quarter 2011.  During the First Quarter 2012, cash was provided by our net income and increases in our accounts receivables offset by increased in accounts payables.  During the First Quarter 2011, cash was provided by our net income and increases in our accounts payable offset by increased in accounts receivable. Net cash used in investing activities in the First Quarter 2012 reflects the purchase of oil and gas leases and fixed assets, as compared to net cash used in investment activities in First Quarter 2011 reflects the purchase of oil and gas leases and fixed assets.  There were no net cash used in financing activities in the First Quarter 2012 as compared to First Quarter 2011which reflected payments of the amounts due under the King’s Oil, LLC guarantee.

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

We have entered into a number of extension agreements with Mr. Page and the line of credit is presently due on December 31, 2012.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants for resale, but we have not filed the required registration statement. At March 31, 2012 and December 31, 2011, we owed Mr. Page $180,000 and $180,000; respectively, of principal and approximately $3,366 and $0, respectively of accrued but unpaid interest under this credit line, net of repayments.

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

Item 4.                 Controls and Procedures.

   Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses. The material weakness identified for the period ended December 31, 2010 were related to insufficient personnel and accounting resources are were adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to this material weakness, in preparing our financial statements for the year ended December 31, 2011 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  Subsequent to December 31, 2011 we have hired an experienced accountant which will mitigate to an extent these material weaknesses and are developing the necessary procedures ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.  Until such time as these procedures have been fully developed and implemented, and we are able to devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff, we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On January 19, 2012 we issued 287,416 shares of our common stock upon the conversion of a $50,000 principal amount convertible note and accrued interest due under that note in full satisfaction of the note.  The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that he was capable of evaluating the merits and risks of the prospective investment in our securities. The issuance of the shares is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

Item 3.                 Defaults Upon Senior Securities.

   None.

Item 4.                  Mine Safety Disclosure.

Not applicable to our company’s operations.
Item 5.                 Other Information.

None.

Item 6.                 Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TN-K ENERGY GROUP INC.
May 15, 2012	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer