Form 10-Q
period 2012-06-30
TN-K ENERGY GROUP INC.
filed 2012-08-14
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  38,176,085 shares of common stock are issued and outstanding as of July 27, 2012.

TABLE OF CONTENTS

Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Mine Safety Disclosures.
Item 5.	Other Information.
Item 6.	Exhibits.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc.. In addition, when used herein and unless specifically set forth to the contrary, “Second Quarter 2012” refers to the three months ended June 30, 2012, “Second Quarter 2011” refers to the three months ended June 30, 2011, “2012” refers to the year ended December 31, 2012, and “2011” refers to the year ending December 31, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

TN-K Energy Group Inc
 Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$747,389	$140,658
Accounts receivable-related party	-	1,083
Accounts receivable	14,264	54,504
TOTAL CURRENT ASSETS	761,653	196,245

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,841,920	1,553,646

EQUIPMENT, net of depreciation	110,881	166,765
OTHER ASSETS	42,000	64,000

TOTAL ASSETS	$2,756,454	$1,980,656

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$2,872,875	$3,336,876
Accrued expenses	602,200	1,365,353
Liquidated damages	-	742,684
Note payable - related party	180,000	180,000
Convertible - notes payable	-	650,000

TOTAL CURRENT LIABILITIES	3,655,075	6,274,913

Asset retirement obligation	28,840	48,860
Deferred income taxes payable	314,955	-
Derivative and warrant liabilities	-	1,164,899

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 38,176,085 and 37,888,939 issued and outstanding, respectively	1,145,282	1,136,668
Additional Paid - In Capital	13,352,625	13,289,251
Accumulated deficit	(15,740,323)	(19,933,935)

TOTAL STOCKHOLDERS' DEFICIT	(1,242,416)	(5,508,016)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,756,454	$1,980,656

See accompanying  notes to financial statements.

TN-K Energy Group, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenue:
Commission	$316,667	$-	$316,667	$-
Oil sales	46,704	203,499	116,353	515,698
Finders Fee	0	-	75,000	-
Well Services	-	3,200	-	27,782
Sale of oil and gas leases	1,285,600	-	1,285,600	44,000
Total revenue	1,648,971	206,699	1,793,620	587,480

Expense:
Oil lease operating expense	45,611	100,035	126,981	199,471
Cost of oil and gas leases sold	465,016	0	465,016	13,229
Sales, general and administrative	64,259	89,533	152,309	161,162
Impairment of developed properties	21,936	56,996	142,128	199,924
Total operating expenses	596,822	246,564	886,434	573,786

Income / (Loss) from operations	1,052,149	(39,865)	907,186	13,694

Other income (expense):

Gain (loss) on derivatives	-	154,722	1,164,899	759,496
Gain on write off off accounts payable	359,828	1,380,645	1,702,512	1,380,645
Liquidated damages	-	(26,926)	742,684	(53,556)
Interest expense	(3,366)	(35,278)	(8,712)	(70,169)
Total other income (expense)	356,462	1,473,163	3,601,383	2,016,417

Net income before taxes	1,408,611	1,433,298	4,508,569	2,030,111
Income taxes	314,955	-	314,955	-
Net Income	$1,093,656	$1,433,298	$4,193,614	$2,030,111

Basic income per common share	$0.03	$0.03	$0.11	$0.05
Diluted income per common share	$0.03	$0.03	$0.11	$0.05

Weighted average number of common shares outstanding -
Basic	38,176,085	41,131,178	38,135,064	41,131,178
Diluted	39,692,841	42,048,909	39,494,526	42,394,331

See accompanying notes to financial statements.

TN-K Energy Group Inc
 Statement of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011

Cash Flow From Operating Activities:
Net income	$4,193,614	$2,030,111
Adjustments to net income
Depreciation and depletion	135,404	194,400
Impairment loss on developed oil property	142,128	199,924
Change in fair value of derivative and liquidating damages liabilities	(1,907,583)	(705,940)
Gain on writeoff of notes payable and accrued interest	(1,702,511)	(1,380,645)
Gain on sale of oil and gas leases, after tax	(539,692)	-
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	41,323	(54,858)
Accounts receivable - related party	1,083	-
Accounts payable and accrued expenses	(102,843)	148,831
Net Cash Provided by Operating Activities	260,923	431,823

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(69,193)	(115,207)
Refund of asset retirement deposits	22,000	-
Sale of oil and gas rights	400,000	13,229
Purchase of fixed assets	(6,999)	(75,851)
Net Cash (Used in) Provided by Investing Activities	345,808	(177,829)

Cash Flow From Financing Activities:
Repayment of loan payable	-	(308,654)
Net Cash (Used by) Financing Activities	-	(308,654)

Net increase (decrease) in cash	606,731	(54,661)

Cash and cash equivalents at beginning of period	140,658	166,501

Cash and cash equivalents at end of period	$747,389	$111,840

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing activities:
Equity issued for debt	$71,800	$-

See  accompanying notes to financial statements.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June  30, 2012 and December 31, 2011 and six months ended June  30, 2012 and 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2011 which was filed on April 17, 2012.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(1,242,416) as of June 30, 2012. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of June 30, 2012 and December 31, 2011 and six months ended June 30, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Use of Estimates - Our financial statements are prepared in accordance with generally accepted accounting principles (GAAP).  Preparation in accordance with GAAP requires us to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and by the United States Securities and Exchange Commission (“SEC”) and (2) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other disclosed amounts.  This Note describes our significant accounting policies.  Our management believes the major estimates and assumptions impacting our financial statements are the following:

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At December 31, 2011 and 2010, management had determined no allowance for uncollectible receivables was necessary. At June 30, 2012 and December 31, 2011 we had accounts receivable and receivables from the production of oil sale of $14,264, of which $0 was accounts receivable-related party, and $55,587, of which $1,083 was accounts receivable-related party, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of June 30, 2012 and December 31, 2011, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO at:

	June 30, 2012	December 31, 2011
Asset retirement obligation beginning of period	$48,860	$46,590
Liabilities incurred	-	-
Liabilities settled	(22,000)	-
Accretion	1,980	2,270
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$28,840	$48,860

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at June 30, 2012 and December 31, 2011, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

Major Customers — During the six months ended June 30, 2012 and 2011, we had two customers, respectively accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Derivative Financial Instruments - Our derivative financial instruments in the past consist of embedded and free-standing derivatives related primarily to the Laurus notes entered into on November 30, 2004 and the Alloy Marketing and Promotions, LLC promissory note. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at June 30, 2012 and December 31, 2011 totaled $0 and $1,164,899, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

At June 30, 2012 and December 31, 2011 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179%, risk free interest rate of 1.00%, and expected life of three to 5 years.

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
	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2011	$-	$-	$1,164,899

Derivative securities – June 30, 2012	$-	$-	$0
As a result of the Company and at the advice of counsel, determined that the remaining legacy convertible debt instruments were no longer enforceable due to the statue of limitations, hence has written such debt off as other income during the quarter ended June 30, 2012, the related derivative financial instruments were no longer valid as well. See Note 8: Gain on Write-Off Debt Relief, Liquidated Damages and Derivatives. As a result the remaining outstanding derivative liabilities have been written off as other income during the quarter ended June 30, 2012.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period.  Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Included in the dilutive securities are 3,402,211 of options and warrants and 980,794 shares issuable upon a conversion of $180,000 of debt outstanding.

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

Reclassification — Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the June 30, 2012 financial statement presentation.  Such reclassifications have had no effect on net income (loss).

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	June 30, 2012	December 31, 2011
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,293,979	$549,868
Evaluated costs	980,025	1,277,914
Asset retirement costs	39,600	39,600
	2,313,604	1,867,382

Well equipment, furniture and software	152,881	231,309
	2,466,485	2,098,691
Less accumulated depreciation, depletion and amortization	(513,684)	(378,280)

Oil and gas property and equipment	$1,952,801	$1,720,411

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties is excluded from the amortization computation. The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Year Incurred	Net Costs Incurred
Six months ended June 30, 2012	$744,111
Year ended December 31, 2011	(592,569)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
Prior to 2009	-
$1,293,979

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

Costs associated with unevaluated properties are primarily lease acquisition costs. During December 31, 2011, we drilled 12 dry holes and recorded an impairment expense of $216,801, associated with dry holes. Pending costs of $30,165 and $43,989 for wells-in-progress existed at December 31, 2011. During the three months ended June 30, 2012 and June 30, 2011, we recorded an impairment expense of $142,128 and $199,924; respectively, as a result of well rework efforts and further evaluation of some wells plugged due to insufficient production. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

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

On August 31, 2011 the Company entered into a 15% interest in an 75% working interest in De Loy Brow #10 in Clinton County, Kentucky pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated August 31, 2011 by and between the Company and Allen (Dan) Page, a related party, for an initial cost to the Company of $10. The Company is responsible for 25% of the costs on this well and Allen (Dan) Page is responsible for the remaining 75% of such costs.

On September 20, 2011 per a Memorandum of Understanding the Company sold 22.5% working and royalty interests to four individuals and/or entities in the Charles and Lynda Anderson Well # 11 for $32,000. Two of these purchasers are without any additional costs, while the other two are responsible for 36% of the future completion and operating costs.

On September 30, 2011 per a Memorandum of Understanding the Company sold 32.5% working and royalty interests to four individuals and/or entities in the Charles and Lynda Anderson Well # 13 for $38,000. Two of these purchasers are without any additional costs, while the other two are responsible for 36% of the future completion and operating costs.

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

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

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

On December 21, 2011, per a Memorandum of Understanding the Company permitted 12.5% working and royalty interests as the operator in the Ralph Robbins Well #3 at no cost to the Company and no additional future completion and operating costs.

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

On April 17, 2012, the Company. completed the sale to Texas Mineral Properties, LLC, d/b/a BSAG Properties, LTD of its 27.5% working and operating interests in 738 acres in Green County, Kentucky known as the J.R. and Pansy Clark lease, which also included 42 oil wells and a checkerboard lease.  We acquired these various interests in 2009 and 2010. The Company retained a 2.5% working and operating interests in all of the wells whereby the 27.5% working and operating interests were sold. As consideration for our working and operating interests, under the terms of the Contract For Sale of Oil & Gas Leasehold Estate we received:

•	a cash payment of $716,666.68 (including commissions of $316,667),
•	a 5% overriding royalty interest (ORI) of 100% interest for the entire JR and Pansy Clark checkerboard lease which is also referred to as the Clark Brothers lease,
•	a 5% ORI of 100% interest in the Simmons lease in Green County, Kentucky which presently has 14 operating oil wells,
•	a 5% ORI of 100% interest in the Blaydes lease in Green County, Kentucky which presently has seven operating oil wells,
•	a 5% ORI of 100% interest in the Ervin lease in Green County, Kentucky which presently has five operating oil wells, and
•	a 5% ORI of 100% interest in the Hickerson lease in Green County, Kentucky which presently has three operating oil wells.
•	and 30% drilling participation rights in additional wells to be drilled on the Blaydes, Ervin, Hickerson, Simmons, JR Clark and Pansy Clark leases.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

Under the terms of the Agreement, we were responsible for a pro-rata share of the closing costs, estimated to be $12,000, and the payment of all personal property taxes related to oil produced by us for the current tax year up to the date of closing.

As a result of the aforementioned transaction of acquiring these new interests in operating wells, the Company obtained an appraisal of such additional oil well interests acquired. The fair value of the additional oil well interests acquired were $862,370 plus the cash consideration received of $400,000 aggregated to a sale of oil and gas lease revenue of $1,262,370, which has been recorded as revenues. The costs attributed to this transaction amounted to $415,538 of book value relinquished of oil and gas property value and $49,478 of recorded value of related equipment, which has been presented as a cost of oil and gas leases sold in the amount of $465.016.

On April 24, 2012, per Memorandum of Understanding on the Roquel Chambers lease, dated December 16, 2011, the Company opted into the participation right to drill Chambers Well #002 for 30% working interest at the cost of approximately $11,000 and is responsible for approximately 35% of the costs associated with the well.

On May 7, 2012, per Memorandum of Understanding on the Robert Simmons lease, dated December 16, 2011, the Company opted into the participation right to drill Simmons Well TNKY#0012 for 23.775% working interest at the cost of approximately $12,000 and is responsible for approximately 30% of the costs associated with the well.

On May 8, 2012 per a Memorandum of Understanding the Company permitted 25% working interests in the Billy Duvall Well #2 at the cost of $16,500 and is responsible for 30% of the all costs associated with the well.

On May25, 2012, per Memorandum of Understanding on the Robert Simmons lease, dated December 16, 2011; the Company opted into the participation right to drill Simmons Well TNKY#0013 for 23.775% working interest at the cost of approximately $12,000 and is responsible for approximately 30% of the costs associated with the well

Impairment of Oil Properties

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

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three months ended June 30, 2012 and 2011:
	Three month ended June 30		Six month ended June 30
	2012	2011	2012	2011
Amortization of costs for evaluated oil properties	$46,664	$88,795	$121,999	$177,178
Depreciation of office equipment, furniture and software	4,475	9,612	13,405	17,222
Total DD&A expense	$51,139	$98,407	$135,404	$194,400

The resulting depletion and depreciation costs of $51,139 and $98,407 for the three months ended June 30, 2012 and 2011 and $135,404 and $194,400 for the six months ended June 30, 2012 and 2011, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY.

In April 2007 we executed an agreement with Mr. Dan Page whereby we received $250,000 in funds to be advanced through a line of credit which was evidenced by a convertible promissory note.  The note bears interest at a rate of 7.5% per annum and had an original maturity date of April 23, 2008. The initial $250,000 advanced under the credit line is convertible at any time into shares of our common stock at a price per share equal to $0.35.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.  Upon maturity or the conversion of the initial $250,000 principal amount and interest due under the note, we also agreed to issue to Mr. Page a four year warrant to purchase shares of common stock with an exercise price of $0.35 per share in an amount equal to 20% of the total shares issued upon conversion of the note.  On September 27, 2007, Mr. Page amended the note to provide an additional $100,000 of working capital to us. Under the terms of the amendment, the additional $100,000 is convertible into shares of our common stock at a price per share equal to $0.18. As consideration for this increase of availability under the credit line, at such time as the note matures or he converts the additional $100,000 into common stock, we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total shares to be issued upon the conversion of that portion of the note with an exercise price of $0.18 per share.  On May 1, 2009 we entered into a second amendment of the note to provide for an additional $50,000 of working capital to us, bringing the total amount available under the credit line to $400,000, and to extend the maturity date of the note to December 31, 2009. Under the terms of the amendment, the additional $50,000 is convertible into shares of our common stock at a price per share equal to $0.12. As consideration for this extension, upon maturity of the note or at such time as he converts the note we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.12 per share, solely as it relates to this additional $50,000.

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants, but we have not filed the required registration statement. On June 29, 2010, Mr. Page extended the due date of the note to December 31, 2010. Effective December 13, 2010, the Company entered into a Fifth Amendment to the Convertible Line of Credit Note with Mr. Dan Page pursuant to which he extended the due date of all amounts due under the Convertible Line of Credit to December 31, 2011. At June 30, 2012, the Company has not received an extension of the note as Mr. Dan Page is in the process of amending the term of the Convertible Line of Credit to a Secured Loan Agreement.

At June 30, 2012 and December 31, 2011, we owed Mr. Page $180,000 and $180,000, respectively of principal and approximately $3,366 and $0, respectively of accrued but unpaid interest under this credit line. Mr. Dan Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

On April 1, 2005, we issued to Alloy Marketing and Promotions, LLC ("Alloy") an unsecured subordinated convertible promissory note in the principal amount of approximately $600,000 in payment of services provided to us by Alloy in 2004. The note matured upon demand by Alloy and could have been converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of fair market value of the common stock, defined as the lesser of (i) the average of the closing prices of the common stock for the five trading days immediately prior to the first to occur of (A) the date on which we include the registration of the resale of the common stock issuable upon conversion of the note in a registration statement filed with the Securities and Exchange Commission and (B) any date on which Alloy delivers to us a notice of conversion, or (ii) the closing price of the common stock for the trading day immediately prior to the first to occur of such dates. The note is in default. In connection with the subordinated convertible promissory note, we entered into a registration rights agreement with Alloy, pursuant to which we agreed to use our commercially reasonable efforts to file with the SEC a registration statement for offerings to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, with respect to the resale of the shares of common stock issuable upon the conversion of the note. We are obligated to pay Alloy a cash fee, as liquidated damages, equal to 1.50% of the original principal amount of the note for each thirty day period, beginning April 1, 2005, until the registration statement is declared effective. We would also have to make similar payments if the registration statement, after it is declared effective, ceases to be effective for more than twenty consecutive calendar days or more than thirty days in the aggregate during a year, or the common stock is not listed or quoted or is suspended from trading on any trading market for three consecutive trading days, and such suspension shall not have been lifted within thirty days or the common stock is not listed on another trading market. As a result of the Company and at the advice of counsel, determined that the remaining legacy convertible debt instruments were no longer enforceable due to the statue of limitations, hence has recognized a gain on forgiveness of debt during the six months ended June 30, 2012, the related derivative financial instruments were no longer valid as well. As a result the remaining outstanding derivative liabilities have been written off as other income during the six months ended June 30, 2012.

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

Through June 30, 2012 and December 31, 2011, we had accrued $0 and $742,684, respectively of liquidated damages as interest expense under this agreement. Under the provisions of the accounting guidance for, “Accounting for Contingencies” and “Accounting for Registration Payment Arrangements”.

Convertible notes payable and loans payable are summarized as follows:
	June 30, 2012	December 31, 2011

Convertible note payable to a third party with an interest rate of 7% per annum due October 27, 2006	$-	$50,000

Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due December 31, 2012	180,000	180,000

Convertible note payable to Alloy, default interest rate of 18% per annum, payable upon demand	-	600,000

	$180,000	$830,000

NOTE 5 — STOCKHOLDERS’ EQUITY.

Common Stock

In August 2011, there were 3,242,239 shares of common stock returned to treasury as a result of a final determination by the ESOP Plan’s trustee, that such shares were in fact unearned. In addition the $6,207,000 recorded as unearned ESOP shares has been applied to additional paid in capital and common stock for the return of such shares. See discussion in Note 4 for the conversion of $71,800 of debt for 287,146 shares of common stock.

Warrants

In February 2010, the holder of a warrant for 50,000 shares exercisable at $0.35 per share exercised the warrant resulting in cash proceeds to the company of $17,500. The Company extended the holders remaining warrants until June 11, 2011. The Company incurred an expense of $5,068.

Stock Options

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004.  No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000.  At June 30, 2012, there were outstanding options to purchase 355,000 shares of our common stock at exercise prices ranging from $0.25 to $0.56 per share.

On September 29, 2009 our Board of Directors adopted our 2009 Equity Compensation Plan (the “2009 Plan”). The plan authorizes the grant of (i) options which qualify as incentive stock options under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified options which do not qualify as incentive stock options, (iii) awards of our common stock (iv) and rights to make direct purchases of our common stock which may be subject to certain restrictions. We have reserved 4,800,000 shares of our common stock for issuance upon grants made under the plan.  As of June 30, 2012, there were outstanding options to purchase 2,188,000 shares of our common stock at exercise prices ranging from $0.12 to $0.30 per share.

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

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	4,557,644	$0.31
Granted	-	.00
Exercised	-	.00
Expired or cancelled	-	.00
Outstanding at December 31, 2011	4,557,644	$.31
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at June 30, 2012	4,557,644	$.31

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

On December 09, 2011, the Company made payments of approximately $300,000 towards accrued interest and principle reduction of the outstanding notes payable due to Mr. Allen (Dan) Page and accrued consulting expenses. At June 30, 2012 and December 31, 2011 we owed Mr. Page $180,000 and $180,000, respectively of principal and approximately $3,366 and $0, respectively of accrued but unpaid interest under this credit line. At June 30, 2012 and December 31, 2011 we owed Mr. Page $14,746 and $0, respectively of accrued consulting expenses.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES (continued).

The Company has been involved in litigation from time to time as a result of the failure to make payments on certain of its past due debts. Overall management believes the net recorded value of its past due payables adequately cover the total financial exposure of the past due payables.

NOTE 8 ─ GAIN ON WRITE-OFF OF DEBT RELIEF, LIQUIDATED DAMAGES AND DERIVATIVES.

During the six months ended June 30, 2012 the Company recorded a gain on debt relief of $1,342,684, a gain on liquidated damages of $742,684 and a gain on derivatives of $1,164,899. Based upon the opinions of counsel, the Company has recorded a write-off of the Alloy Marketing and Promotions, LLC promissory note attributed to our operations which were discontinued in 2005. The Company no longer reflects the liability represented by this contractual payable on its balance sheet based on the six-year statute of limitations under Delaware state 10 Del. C. 8109, which requires an action to enforce a promissory note to be commenced within six (6) years of the date of cause of action accrued, of the State of Delaware.  While the Company took this action based upon an opinion of counsel it received that the statute of limitations would apply thereby making the contract unenforceable and therefore uncollectable, there can be no assurances that these vendor may not raise exceptions to this interpretation which would toll the statute of limitations based on the uncertainty of case law in this area and the particular factual circumstances applicable to such vendor.

In addition during the six months ended June 30, 2012, the Company recorded a $359,828 gain on the writeoff of certain legacy payables which the statute of limitations has expired relating the collectability of these payables attributed to discontinued operations of several years ago.

In the year ended December 31, 2011 the Company recorded a gain on accounts payable of $1,380,645. Based upon the opinions of counsel, the Company has recorded a write-off of the payables attributed to our operations which were discontinued in 2005. At December 31, 2011, the Company no longer reflects the liability represented by this contractual payable on its balance sheet based on the six-year statute of limitations under Section 4.16.080(3) of the Revised Code of the State of Washington.  While the Company took this action based upon an opinion of counsel it received that the statute of limitations would apply thereby making the contract unenforceable and therefore uncollectable, there can be no assurances that these vendor may not raise exceptions to this interpretation which would toll the statute of limitations based on the uncertainty of case law in this area and the particular factual circumstances applicable to such vendor.

NOTE 9 ─ SUBSEQUENT EVENTS.
On July 10, 2012, per Memorandum of Understanding on the Blaydes lease, dated December 16, 2011, the Company opted into the participation right to drill Blaydes #Coomer1 for 15% working interest at the cost of approximately $6,000 and is responsible for approximately 30% of the costs associated with the well.

On July 10, 2012, per Memorandum of Understanding on the JR Clark lease, dated December 16, 2011, the Company opted into the participation right to drill JR Clark #W-2 for 12.38% working interest at the cost of approximately $6,000 and is responsible for approximately 15% of the costs associated with the well.

On July 10, 2012, per Memorandum of Understanding on the Pansy Clark lease, dated December 16, 2011, the Company opted into the participation right to drill Pansy Clark #W-2 for 12.38% working interest at the cost of approximately $6,000 and is responsible for approximately 15% of the costs associated with the well.

On July 10, 2012, per Memorandum of Understanding on the Pansy Clark lease, dated December 16, 2011, the Company opted into the participation right to drill Pansy Clark #W-2 for 12.38% working interest at the cost of approximately $6,000 and is responsible for approximately 15% of the costs associated with the well.

On July 31, 2012, per a Memorandum of Understanding the Company participated and permitted 25% working interests as the operator in the Teddy Hicks Well #1 at the cost of $17,500 and is responsible for 32% of the all costs associated with the well.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the Second Quarter 2012 and six months ended June 30, 2012 and the Second Quarter 2011 and the six months ended June 30, 2011 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis. We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. As of December 31, 2011, we had sold working interests in 5 of our wells ranging from 20% to 35% per well and for each well we are responsible for completion and operating costs on those wells ranging from 25% to 58% per well, which lead to the negotiations of overriding royalty interest of 5% per existing wells. Respectively, as of June 30, 2012, we had sold working interests in approximately 38 to 50 of our wells ranging from 27.5% per well and for each well we are responsible for completion and operating costs on those wells ranging from 33.33% per well, which lead to the negotiations of overriding royalty interest of 5% per existing wells. These negotiations will allow us to move forward in drilling a greater number of wells, at minimal costs, than we would otherwise able to drill based upon our limited financial resources. We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. Our revenues increased 87% for the Second Quarter 2012 from the Second Quarter 2011, and our total revenues for the six months ended June 30, 2012 increased 68% from the comparable period in 2011. Our income from operations increased 96% from period to period are attributed to the sale of oil leases and a lower amount of natural depletion of wells and downtime as we are beginning to see the effects of our modify business plan to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases and new leaseholds.

.

During the balance of 2012, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate as well as overriding royalty interest in new acres and participation in applicable drilling rights.

At June 30, 2012 and December 31, 2011, our balance sheet includes approximately $3 million and $4.9 million of past due debt, notes and liquidated damages that relates to the prior business of our company before those operations were discontinued in 2005, which is net of approximately, $3.72 million of aged payments, accrued damages and derivative liabilities which were written off as of June 30, 2012 and net of approximately, $1.38 million for the year ending December 31, 2011.  None of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction.  We recognized an impairment of $21,936 and $56,996, respectively, for the three months ended June 30, 2012 and 2011 and $142,128 and $199,924 for the six months ended June 30, 2012 and 2011, respectively, of net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction.  Given our limited cash resources, it is likely that we will continue to use equity to expand our holdings and pay costs which will further dilute our existing stockholders and possibly result in additional one-time impairments of the assets acquired.

Our working capital is not sufficient to pay our obligations as they become due. We also face the challenge of limited personnel and diversion of our management’s time and attention. Subsequent to December 31, 2010 we have hired a part-time accountant, but as our company continues to grow, we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared. Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations. We have been relying on cash provided by our operations and funding available to us under a line of credit extended by a related party which matured in December 31, 2011 and remains past due. At June 30, 2012, $180,000 is outstanding under this facility. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation at maturity.

Given the small size of our company, the early stage of our operations and our limited revenues, we may find it difficult to raise sufficient capital to meet our needs. If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

While we reported net operating income of $0.9 million and net income of $4.2 million for the six months ended June 30, 2012, these operating results are primarily attributable to one-time transaction and non-cash gains. At June 30, 2012 we have an accumulated deficit of $15.7 million.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenue in revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties.  Our revenues from all sources were significantly lower in 2011 than 2010 which was directly related to the natural depletion of wells and downtime, and the sales of oil and gas leases. During the Second Quarter 2012 and 2011, the average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $90.60 and approximately $99.30, respectively, for the three months ended June 30, 2012 and 2011 and approximately $94.83 and approximately $94.66, respectively, for the six months ended June 30, 2012 and 2011.

Our total operating expenses during the Second Quarter 2012, increased approximately 142% from the comparative period in 2011 and increased approximately 54% for the six months ended June 30, 2012 from the comparable period 2011. These increases are directly related to the cost of goods the oil and gas leases we sold during the periods and the impairment of the developed properties, offset by a decline in selling, general and administrative expense. Oil lease operating expenses, which include our portion of the cost of contract drillers, and other expenses associated with the drilling operations and depletion expense, were 98% and 109% of oil sales revenues for the three and six months ended June 30, 2012 as compared to 49% and 39% for the three and six months ended June 30, 2012 and 2011, respectively. The declines in margins for our oil sales are attributable to our sale of the Clark oil lease.

Our sales, general and administrative expenses decreased approximately 28% in the three months ended June 30, 2012 from the comparable period in 2011. Sales, general and administrative expenses decreased approximately 5% in the six months ended June 30, 2012 from the comparable period in 2011This decrease is primarily attributable to a decrease in outsourcing professional services. We anticipate our operating expenses will increase during the balance of 2012 which will be reflective of our increased operations. We are not able at this time, however, to quantify the amount of the expected increase.

During Second Quarter 2012 and 2011, we recognized an impairment expense of $21,936 and $56,996 , respectively, and $142,128 and $199,924, respectively, for the six months ended June 30, 2012 and 2011. These impairment expenses are related to impairment of developed properties as we have determined that the carrying value of these assets is likely not recoverable. Given the nature of our operations it is likely we will recognize comparable expenses in future periods.

Included in our total other income during the Second Quarter 2012 and 2011, are non-cash gains on derivatives of $0 as compared to $155,000. We also recognized non-cash gains of $1.17 million and $760,000 for the six months ended June 30, 2012 and 2011, respectively.  These gains on derivatives consists of non-cash gains related to the write-off of the Alloy Marketing promissory note in the first quarter of 2012 based upon the statute of limitations on the enforceability of this obligation and are associated with the change in the fair value of derivative liabilities. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as other income in those periods.

Also included in our total other income for the three and six months ended June 30, 2012 is a non-cash gain of $360,000 $1.7 million, respectively, from the write-off of aged accounts payable. We also recognized non-cash gains associated with the write-off of aged accounts payable of $1.38 million in the comparable periods in 2011.  Under the state laws of both Tennessee and Delaware, jurisdictions in which our company previously had operations prior to the discontinuation of all operations in April 2005 or currently operate from, based upon opinions of counsel we received we are permitted to write-off these payables. These gains are one-time and not related to our operating performance.

 During the Second  Quarter 2012 and the six months ended June 30, 2012, we recognized a gain of $0 and $743,000 on liquidated damages associated with the interest accrued for the conversion note of the Woods note and the gain as a result of the write-off of the Alloy Marketing promissory note.  During the Second Quarter 2011 and the six months ended June 30, 2011 we recognized expenses of $27,000 and $54,000, respectively.  Liquidated damages are related to registration rights granted by our prior management.

Our interest expense during Second Quarter 2012 and 2011 was $3,366 and $35,280; respectively, and $8,700 and $70,000, respectively, for the six months ended June 30, 2012 and 2011. The decreased in both periods is the result of the decreased amounts outstanding principle under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At June 30, 2012, we had a working capital deficit of $2,983,422 as compared to a working capital deficit of $6,078,668 at December 31, 2011. In addition to cash, our current assets at June 30, 2012 include accounts receivable of $14,264 which is due 30 days from invoicing. Our current liabilities includes approximately $3.7 million of accounts payable and accrued expenses, as of June 30, 2012, compared to $6.0 million of accounts payable and accrued expenses at December 31, 2011. We do not have any commitments for capital expenditures.”

Net cash provided by operating activities for the six months ended June 30, 2012 was $260,923 as compared to $431,823 for the six months ended June 30, 2011.  During the 2012 period, cash was provided by our net income and increases in our accounts receivables offset by decreased in accounts payable and accrued expenses.  During the 2011 period, cash was provided by our net income and decreases in our accounts payable offset by increased in accounts receivable. Net cash used in investing activities in the six months ended June 30, 2012 principally reflects the sale of oil and gas leases offset by the purchase of oil and gas rights and fixed assets, as compared to net cash used in investment activities in six months ended June 30, 2011 which principally reflects the purchase of oil and gas leases and fixed assets.  There were no net cash used in financing activities in the six months ended June 30, 2012 as compared to six months ended June 30, 2011 which reflected payments of the amounts due under the King’s Oil, LLC guarantee.

Line of Credit

In April 2007 we executed an agreement with Mr. Dan Page, a related party, whereby we received $250,000 in funds to be advanced through a line of credit which was evidenced by a convertible promissory note.  The note bears interest at a rate of 7.5% per annum and had an original maturity date of April 23, 2008. The initial $250,000 advanced under the credit line is convertible at any time into shares of our common stock at a price per share equal to $0.35.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.  Upon maturity or the conversion of the initial $250,000 principal amount and interest due under the note, we also agreed to issue to Mr. Page a four year warrant to purchase shares of common stock with an exercise price of $0.35 per share in an amount equal to 20% of the total shares issued upon conversion of the note.  On September 27, 2007, Mr. Page amended the note to provide an additional $100,000 of working capital to us. Under the terms of the amendment, the additional $100,000 is convertible into shares of our common stock at a price per share equal to $0.18. As consideration for this increase of availability under the credit line, at such time as the note matures or he converts the additional $100,000 into common stock, we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total shares to be issued upon the conversion of that portion of the note with an exercise price of $0.18 per share.  On May 1, 2009 we entered into a second amendment of the note to provide for an additional $50,000 of working capital to us, bringing the total amount available under the credit line to $400,000, and to extend the maturity date of the note to December 31, 2009. Under the terms of the amendment, the additional $50,000 is convertible into shares of our common stock at a price per share equal to $0.12. As consideration for this extension, upon maturity of the note or at such time as he converts the note we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.12 per share, solely as it relates to this additional $50,000.

The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants for resale, but we have not filed the required registration statement. We have entered into a number of extension agreements with Mr. Page and the line of credit presently had a maturity date of December 31, 2011.  The note is presently past due.   At June 30, 2012, the Company had received an oral extension of the maturity date and we expect to enter into a modification of the note terms during the third quarter of 2012. At June 30, 2012 and December 31, 2011, we owed Mr. Page $180,000 and $180,000; respectively, of principal and approximately $3,366 and $0, respectively of accrued but unpaid interest under this credit line, net of repayments.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods.  The more critical accounting estimates include estimates related to the allowance for doubtful accounts and the valuation of warrants that are deemed to be not indexed to our common stock.  We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our financial statements appearing elsewhere in this report.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses. The material weakness identified were related to insufficient personnel and accounting resources that are adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews, and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. While we hired an experienced accountant in December 2010 in an effort to mitigate to an extent these material weaknesses, she is a part-time employee and we have yet to devote sufficient resources necessary to fully develop the necessary procedures. Until such time as these procedures have been fully developed and implemented, and we are able to devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff, we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Item 4.                          Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.                          Other Information.

None.

Item 6.                          Exhibits.

No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Designation of Series A Preferred Stock (2)
3.3	Amended and Restated By-Laws (2)
3.4	Certificate of Ownership merging TN-K Energy Group Inc. into Digital Lifestyles Group, Inc. (13)
4.1	Specimen stock certificate for common stock (2)
4.2	Convertible Promissory Note dated April 1, 2005 issued to Alloy Marketing and Promotions, LLC (19)
4.3	Form of convertible promissory note issued to Mr. L.E. Smith in September 2005 (3)
4.4	Form of common stock purchase warrant issued to Mr. L.E. Smith in connection with convertible promissory note (3)
4.5	Form of $250,000 principal amount 7.5% convertible promissory note issued to Mr. Dan Page in April 2007 (6)
4.6	Form of warrant issued to Mr. Dan Page in connection with $250,000 principal amount 7.5% convertible promissory note issued in April 2007 (5)
4.7	Amendment to Convertible Line of Credit Note (6)
4.8	Second Amendment to Convertible Line of Credit Note dated May 1, 2009 (7)
4.9	Third Amendment to Convertible Line of Credit dated December 8, 2009 (19)
4.10	Fourth Amendment to Convertible Line of Credit Note Agreement with Dan Page dated June 29, 2010 (15)
4.11	Form of Fifth Amendment Convertible Line of Credit Note Agreement with Dan Page dated December 31, 2010 (17)
4.12	Form of Class A Warrant (9)
4.13	Form of convertible promissory note issued to Mr. Robert Wood (3)
4.14	Form of common stock purchase warrant issued to Mr. Wood in connection with convertible promissory note (3)

4.15	Form of common stock purchase warrant issued to Westech Capital (4)
4.16	Form of common stock purchase warrant issued to Tejas Incorporated (18)
10.1	2004 Stock Incentive Plan (2)
10.2	Form of registration rights agreement in favor of each of Mr. L.E. Smith and Mr. Robert Wood (3)
10.3	Form of Registration Rights Agreement with Mr. Dan Page (5)
10.4	Employment Agreement with Ken Page (6)
10.5	Form of Amendment No. 1 to Employment Agreement with Ken Page (8)
10.6	Agreement with Mr. Ken Page dated September 29, 2009 (8)
10.7	2009 Equity Compensation Plan (8)
10.8	Form of Assignment of Oil and Gas Lease (10)
10.9	Assignments of Oil and Gas Leases (11)
10.10	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Mitchell Coomer, Travis Coomer, Americas Energy Company and TN-K Energy Group, Inc. (13)
10.11	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Travis Coomer Drilling Co. and TN-K Energy Group, Inc. (13)
10.12	Assignment of Oil and Gas Lease (full checkerboard) dated February 2, 2010 by and between Mitchell Coomer and Travis Coomer and TN-K Energy Group, Inc. (18)
10.13	Registration Rights Agreement dated January 27, 2005 with Alloy Marketing and Promotions, LLC (18)
10.14	Assignments of Oil and Gas Lease dated May 6, 2010 by and between Mitchell Coomer and Travis Coomer and TN-K Energy Group, Inc. (14)
10.15	Assignment dated September 17, 2010 from Overton Oil & Gas Corp. to TN-K Energy Group Inc. (16)
10.16	Assignment dated September 17, 2010 between TN-K Energy Group Inc. and King’s Oil, LLC. (16)
10.17	Guaranteed Contract dated September 17, 2010 between TN-K Energy Group Inc. and King’s Oil, LLC. (16)
10.18	Form of Consulting Agreement dated March 31, 2011 with Dan Page (19)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	filed herewith

**
To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the 1st interactive data exhibit containing detailed note tagging.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on October 4, 2005.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on September 15, 2004.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on April 26, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on October 9, 2007.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on August 31, 2009.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on October 5, 2009.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on October 19, 2009.
(10)	Incorporated by reference to the Current Report on Form 8-K as filed on November 12, 2009.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on December 8, 2009.
(12)	Incorporated by reference to the Current Report on Form 8-K as filed on January 26, 2010.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on February 8, 2010.
(14)	Incorporated by reference to the Current Report on Form 8-K as filed on May 12, 2010.
(15)	Incorporated by reference the Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(16)	Incorporated by reference to the Current Report on Form 8-K as filed on September 23, 2010.
(17)	Incorporated by reference to the Current Report on Form 8-K as filed on December 20, 2010.
(18)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009.
(19)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TN-K ENERGY GROUP INC.
August 14, 2012	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer