Form 10-Q
period 2012-09-30
TN-K ENERGY GROUP INC.
filed 2012-11-14
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☐ No ☒

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  38,176,085 shares of common stock are issued and outstanding as of November 14, 2012.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc.. In addition, when used herein and unless specifically set forth to the contrary, “Third Quarter 2012” refers to the three months ended September 30, 2012, “Third Quarter 2011” refers to the three months ended September 30, 2011, “2012” refers to the year ending December 31, 2012, and “2011” refers to the year ended December 31, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

TN-K Energy Group Inc
 Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$611,615	$140,658
Accounts receivable-related party	-	1,083
Accounts receivable	21,576	54,504
TOTAL CURRENT ASSETS	633,191	196,245

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,909,348	1,553,646

EQUIPMENT, net of depreciation	123,583	166,765
OTHER ASSETS	42,000	64,000

TOTAL ASSETS	$2,708,122	$1,980,656

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$2,892,362	$3,336,876
Accrued expenses	614,180	1,365,353
Liquidated damages	-	742,684
Note payable - related party	180,000	180,000
Convertible - notes payable	-	650,000

TOTAL CURRENT LIABILITIES	3,686,542	6,274,913

Asset retirement obligation	29,640	48,860
Deferred income taxes payable	314,955	-
Derivative and warrant liabilities	-	1,164,899

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 38,176,085 and 37,888,939 issued and outstanding, respectively	1,145,282	1,136,668
Additional Paid - In Capital	13,352,625	13,289,251
Accumulated deficit	(15,820,922)	(19,933,935)

TOTAL STOCKHOLDERS' DEFICIT	(1,323,015)	(5,508,016)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,708,122	$1,980,656

See accompanying  notes to financial statements.

TN-K Energy Group, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue:
Commission	$-	$-	$316,667	$-
Oil sales	52,872	$179,484	$169,225	$695,182
Finders Fee	0	-	75,000	-
Well Services	775	9,101	775	36,883
Sale of oil and gas leases	-	70,000	1,285,600	114,000
Total revenue	53,647	258,585	1,847,267	846,065

Expense:
Oil lease operating expense	58,606	113,893	185,589	313,364
Cost of oil and gas leases sold	(1,044)	63,865	463,972	77,094
Sales, general and administrative	71,783	119,069	224,089	280,232
Impairment of developed properties	700	99,826	142,828	299,750
Total operating expenses	130,045	396,653	1,016,478	970,440

Income / (Loss) from operations	(76,398)	(138,068)	830,789	(124,375)

Other income (expense):

Gain (loss) on derivatives	-	53,982	1,164,899	813,478
Gain on write off off accounts payable	0	-	359,828	1,380,645
Gain on Debt Relief	0	-	1,342,684	-
Liquidated damages	-	(27,222)	742,684	(80,778)
Interest expense	(3,213)	(37,937)	(12,914)	(108,104)
Total other income (expense)	(3,213)	(11,177)	3,597,181	2,005,241

Net income (loss) before taxes	(79,611)	(149,245)	4,427,970	1,880,866
Income taxes	-	-	314,955	-
Net Income (loss)	$(79,611)	$(149,245)	$4,113,015	$1,880,866

Basic income (loss) per common share	$(0.00)	$(0.00)	$0.11	$0.05
Diluted income (loss) per common share	$(0.00)	$(0.00)	$0.10	$0.05

Weighted average number of common shares outstanding -
Basic	38,176,085	39,510,059	38,147,370	40,482,730
Diluted	39,204,925	39,510,059	39,403,352	41,217,561

See accompanying  notes to financial statements.

TN-K Energy Group Inc
 Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

Cash Flow From Operating Activities:
Net income	$4,113,015	$1,880,866
Adjustments to net income
Depreciation and depletion	195,777	308,374
Impairment loss on developed oil property	142,828	299,750
Change in fair value of derivative and liquidating damages liabilities	(1,907,583)	(732,700)
Gain on writeoff of notes payable and accrued interest	(1,702,512)	(1,380,645)
Gain on sale of oil and gas leases, after tax	(539,592)	-
Adjustments to reconcile net income to net cash used in operating activities:	-
Changes in operating assets and liabilities:	-
Accounts receivable	1,083	(17,541)
Accounts receivable - related party	32,928	-
Accounts payable and accrued expenses	(71,375)	91,862
Net Cash Provided by Operating Activities	264,569	449,966

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(229,270)	(12,996)
Refund of asset retirement deposits	22,000	-
Sale of oil and gas rights	400,000	77,094
Purchase of fixed assets	13,658	(86,851)
Net Cash (Used in) Provided by Investing Activities	206,388	(22,753)

Cash Flow From Financing Activities:
Repayment of loan payable	-	(446,458)
Net Cash (Used by) Financing Activities	-	(446,458)

Net increase (decrease) in cash	470,957	(19,245)

Cash and cash equivalents at beginning of period	140,658	166,501

Cash and cash equivalents at end of period	$611,615	$147,256

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing activities:
Equity issued for debt	$71,800	$-
Settlement of pending ESOP claims	$-	$6,207,000

See accompanying  notes to financial statements.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September  30, 2012 and December 31, 2011 and nine months ended September  30, 2012 and 2011

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The accompanying financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which was filed with the Securities and Exchange Commission (“SEC”) on April 17, 2012.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(1,323,015) as of September 30, 2012. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At December 31, 2011 and 2010, management had determined no allowance for uncollectible receivables was necessary. At September 30, 2012 and December 31, 2011 we had accounts receivable and receivables from the production of oil sale of $21,576, of which $0 was accounts receivable-related party, and $55,587, of which $1,083 was accounts receivable-related party, respectively.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of September 30, 2012 and December 31, 2011, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO at:

	September 30, 2012	December 31, 2011
Asset retirement obligation beginning of period	$48,860	$46,590
Liabilities incurred	-	-
Liabilities settled	(22,000)	-
Accretion	2,780	2,270
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$29,640	$48,860

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at September 30, 2012 and December 31, 2011, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

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

Major Customers — During the nine months ended September 30, 2012 and 2011, we had two customers, respectively accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Derivative Financial Instruments - Our derivative financial instruments in the past consist of embedded and free-standing derivatives related primarily to the Laurus Master Fund, Ltd. notes entered into on November 30, 2004 and the Alloy Marketing and Promotions, LLC promissory note. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreements. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at September 30, 2012 and December 31, 2011 totaled $0 and $1,164,899, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

At September 30, 2012 and December 31, 2011 derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179%, risk free interest rate of 1.00%, and expected life of three to five years.

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
	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2011	$-	$-	$1,164,899

Derivative securities – September 30, 2012	$-	$-	$0
As a result of the Company and at the advice of counsel, determined that the remaining legacy convertible debt instruments were no longer enforceable due to the statute of limitations, hence has written such debt off as other income during the quarter ended September 30, 2012, the related derivative financial instruments were no longer valid as well. See Note 8: Gain on Write-Off Debt Relief, Liquidated Damages and Derivatives. As a result the remaining outstanding derivative liabilities have been written off as other income during the quarter ended March 31, 2012.

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

Reclassification — Certain amounts in the 2011 financial statements have been reclassified to conform to the September 30, 2012 financial statement presentation.  Such reclassifications have had no effect on net income (loss).

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	September 30, 2012	December 31, 2011
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,379,858	$549,868
Evaluated costs	1,003,574	1,277,914
Asset retirement costs	39,600	39,600
	2,423,032	1,867,382

Well equipment, furniture and software	123,583	231,309
	2,546,615	2,098,691
Less accumulated depreciation, depletion and amortization	(513,684)	(378,280)

Oil and gas property and equipment	$2,032,931	$1,720,411

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties is excluded from the amortization computation. The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Net Costs Incurred
Year Incurred
Nine months ended September 30, 2012	$829,990
Year ended December 31, 2011	(592,569)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
Prior to 2009	-
$1,379,858

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

Costs associated with unevaluated properties are primarily lease acquisition costs. During December 31, 2011, we drilled 12 dry holes and recorded an impairment expense of $216,801, associated with dry holes. Pending costs of $30,165 and $43,989 for wells-in-progress existed at December 31, 2011. During the three months ended September 30, 2012 and September 30, 2011, we recorded an impairment expense of approximately$700  and $99,800; respectively, as a result of well rework efforts and further evaluation of some wells plugged due to insufficient production. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

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

On August 31, 2011 the Company entered into a 15% interest in an 75% working interest in De Loy Brow #10 in Clinton County, Kentucky pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated August 31, 2011 by and between the Company and Allen (Dan) (Daniel A.) Page, a related party, for an initial cost to the Company of $10. The Company is responsible for 25% of the costs on this well and Allen (Dan) Page is responsible for the remaining 75% of such costs.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

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

On April 12, 2012, the Company entered into a 35% interest in a 100% working interest lease named the Teddy Hicks Lease between the Company and Allen (Dan) Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 70 acres, located in Clinton County, Kentucky. The Company is responsible for 42% of the costs on this well and Allen (Dan) Page is responsible for the remaining 58% of such costs.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

Under the terms of the Agreement, we were responsible for a pro-rata share of the closing costs, estimated to be $12,000, and the payment of all personal property taxes related to oil produced by us for the current tax year up to the date of closing.

As a result of the aforementioned transaction of acquiring these new interests in operating wells, the Company obtained an appraisal of such additional oil well interests acquired. The fair value of the additional oil well interests acquired were $862,370 plus the cash consideration received of $400,000 aggregated to a sale of oil and gas lease revenue of $1,262,370, which has been recorded as revenues. The costs attributed to this transaction amounted to $415,538 of book value relinquished of oil and gas property value and $49,478 of recorded value of related equipment, which has been presented as a cost of oil and gas leases sold in the amount of $465,016.

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

On May 25, 2012, per Memorandum of Understanding on the Robert Simmons lease, dated December 16, 2011; the Company opted into the participation right to drill Simmons Well TNKY#0013 for 23.775% working interest at the cost of approximately $12,000 and is responsible for approximately 30% of the costs associated with the well.

On July 10, 2012, per Memorandum of Understanding on the Blaydes lease, dated December 16, 2011, the Company opted into the participation right to drill Blaydes #Coomer1 for 12.38% working interest at the cost of approximately $6,000 and is responsible for approximately 15% of the costs associated with the well.

On July 10, 2012, per Memorandum of Understanding on the JR Clark lease, dated December 16, 2011, the Company opted into the participation right to drill JR Clark #W-1 for 12.38% working interest at the cost of approximately $6,000 and is responsible for approximately 15% of the costs associated with the well.

On July 10, 2012, per Memorandum of Understanding on the Pansy Clark lease, dated December 16, 2011, the Company opted into the participation right to drill Pansy Clark #W-1 for 12.38% working interest at the cost of approximately $6,000 and is responsible for approximately 15% of the costs associated with the well.

On July 10, 2012, per Memorandum of Understanding on the Pansy Clark lease, dated December 16, 2011, the Company opted into the participation right to drill Pansy Clark #W-2 for 12.38% working interest at the cost of approximately $6,000 and is responsible for approximately 15% of the costs associated with the well.

On July 27, 2012, per a Memorandum of Understanding the Company participated and permitted 25% working interests as the operator in the Teddy Hicks Well #1 at the cost of $17,000 and is responsible for 32% of the all costs associated with the well.

On July 27, 2012, , the Company entered into a 85% interest in a 100% working interest lease named the Jimmie and Linda Irby Lease between the Company and Allen (Dan) Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 31.24 acres, located in Clinton County, Kentucky.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

On August 21, 2012, per Memorandum of Understanding on the Chambers lease, dated December 16, 2011, the Company opted into the participation right to drill Chambers #27 for 30% working interest at the cost of approximately $6,000 and is responsible for approximately 30% of the costs associated with the well.

On August 22, 2012, per Memorandum of Understanding on the Robert Simmons lease, dated December 16, 2011; the Company opted into the participation right to drill Simmons Well W-1 for 15% working interest at the cost of approximately $12,000 and is responsible for approximately 15% of the costs associated with the well.

On August 27, 2012, per Memorandum of Understanding on the Bayer lease, dated January 31, 2012, the Company opted into the participation right to drill Bayer #10 for 30% working interest at the cost of approximately $9,500 and is responsible for approximately 30% of the costs associated with the well.

On September 15, 2012, per Memorandum of Understanding on the Charles and Linda Anderson lease, dated December 6, 2011, the Company opted into the participation right to drill Anderson #14 for 12.5% working interest at the cost of approximately $4,000 and is responsible for approximately 12.5% of the costs associated with the well.

On September 15, 2012, per Memorandum of Understanding on the Charles and Linda Anderson lease, dated December 6, 2011, the Company opted into the participation right to drill Anderson #15 for 30% working interest at the cost of approximately $4,000 and is responsible for approximately 30% of the costs associated with the well.

On September 24, 2012, the Company entered into an agreement for an 87.5% working interest in approximately 325 acres in Clinton County, Kentucky pursuant to the terms an Oil and Gas Lease dated September 24, 2012, by and between the Company and Millard Willis for an initial cost to the Company of $20,000. In accordance with the agreement, the Company is responsible for 100% of the costs on the Willis Lease.

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

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three months ended September 30, 2012 and 2011:
	Three month ended September 30		Nine month ended September 30
	2012	2011	2012	2011
Amortization of costs for evaluated oil properties	$52,780	$103,391	$174,779	$281,109
Depreciation of office equipment, furniture and software	7,593	10,043	20,998	27,265
Total DD&A expense	$60,373	$113,974	$195,777	$308,374
The resulting depletion and depreciation costs of $60,373 and $113,974 for the three months ended September 30, 2012 and 2011 and $195,777 and $308,374 for the nine months ended September 30, 2012 and 2011, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY.
In April 2007 we executed an agreement with Mr. Daniel Allen Page whereby we received $250,000 in funds to be advanced through a line of credit which was evidenced by a convertible promissory note.  The note bears interest at a rate of 7.5% per annum and had an original maturity date of April 23, 2008. The initial $250,000 advanced under the credit line is convertible at any time into shares of our common stock at a price per share equal to $0.35.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.  Upon maturity or the conversion of the initial $250,000 principal amount and interest due under the note, we also agreed to issue to Mr. Page a four year warrant to purchase shares of common stock with an exercise price of $0.35 per share in an amount equal to 20% of the total shares issued upon conversion of the note.  On September 27, 2007, Mr. Page amended the note to provide an additional $100,000 of working capital to us. Under the terms of the amendment, the additional $100,000 is convertible into shares of our common stock at a price per share equal to $0.18. As consideration for this increase of availability under the credit line, at such time as the note matures or he converts the additional $100,000 into common stock, we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total shares to be issued upon the conversion of that portion of the note with an exercise price of $0.18 per share.  On May 1, 2009 we entered into a second amendment of the note to provide for an additional $50,000 of working capital to us, bringing the total amount available under the credit line to $400,000, and to extend the maturity date of the note to December 31, 2009. Under the terms of the amendment, the additional $50,000 is convertible into shares of our common stock at a price per share equal to $0.12. As consideration for this extension, upon maturity of the note or at such time as he converts the note we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.12 per share, solely as it relates to this additional $50,000.

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants, but we have not filed the required registration statement. On June 29, 2010, Mr. Page extended the due date of the note to December 31, 2010. Effective December 13, 2010, the Company entered into a Fifth Amendment to the Convertible Line of Credit Note with Mr. DanielPage pursuant to which he extended the due date of all amounts due under the Convertible Line of Credit to December 31, 2011. The Convertible Line of Credit is now due on demand.  In April 2012 the Company entered into a Security Agreement with Mr. Page pursuant to which it granted him a security interest in all of the Company’s assets as collateral for the amounts due under the Convertible Line of Credit.

At September 30, 2012 and December 31, 2011, we owed Mr. Page $180,000 and $180,000, respectively of principal and approximately $0 and $0, respectively of accrued but unpaid interest under this credit line. Mr. Daniel Page, a principal stockholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

until the registration statement is declared effective. We would also have to make similar payments if the registration statement, after it is declared effective, ceases to be effective for more than twenty consecutive calendar days or more than thirty days in the aggregate during a year, or the common stock is not listed or quoted or is suspended from trading on any trading market for three consecutive trading days, and such suspension shall not have been lifted within thirty days or the common stock is not listed on another trading market. As a result of the Company and at the advice of counsel, determined that the remaining legacy convertible debt instruments were no longer enforceable due to the statue of limitations, hence has recognized a gain on forgiveness of debt during the nine months ended September 30, 2012, the related derivative financial instruments were no longer valid as well. As a result the remaining outstanding derivative liabilities have been written off as other income during the nine months ended September 30, 2012.

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

Through September 30, 2012 and December 31, 2011, we had accrued $0 and $742,684, respectively of liquidated damages as interest expense under this agreement. Under the provisions of the accounting guidance for, “Accounting for Contingencies” and “Accounting for Registration Payment Arrangements”.

Convertible notes payable and loans payable are summarized as follows:
	September 30, 2012	December 31, 2011

Convertible note payable to a third party with an interest rate of 7% per annum due October 27, 2006	$-	$50,000

Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due on demand	180,000	180,000

Convertible note payable to Alloy, default interest rate of 18% per annum, payable upon demand	-	600,000

	$180,000	$830,000

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

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

Stock Options

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004.  No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000.  At September 30, 2012, there were outstanding options to purchase 355,000 shares of our common stock at exercise prices ranging from $0.25 to $0.56 per share.

On September 29, 2009 our Board of Directors adopted our 2009 Equity Compensation Plan (the “2009 Plan”). The plan authorizes the grant of (i) options which qualify as incentive stock options under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified options which do not qualify as incentive stock options, (iii) awards of our common stock (iv) and rights to make direct purchases of our common stock which may be subject to certain restrictions. We have reserved 4,800,000 shares of our common stock for issuance upon grants made under the plan.  As of September 30, 2012, there were outstanding options to purchase 2,188,000 shares of our common stock at exercise prices ranging from $0.12 to $0.30 per share.

In September 2010, 3,000,000 options exercisable at $0.20 a share held by Mr. Ken Page, expired. On December 14, 2010 our Board of Directors granted Mr. Page five year non-qualified options under to purchase 1,500,000 shares of our common stock at an exercise price of $0.30 per share. The options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 234%, risk free interest rate of 0%, and expected life of 4.5 years.

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	4,557,644	$0.31
Granted	-	.00
Exercised	-	.00
Expired or cancelled	-	.00
Outstanding at December 31, 2011	4,557,644	$.31
Granted	-	-
Exercised	-	-
Expired or cancelled	(1,125,433)	.17
Outstanding at September 30, 2012	3,432,231	$.48

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

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

In March 2010, the Company has entered into a one year consulting arrangement for services to be rendered from time to time by Mr. Daniel A. Page who is also a principal stockholder of the Company and the father of the Company’s CEO for an annual fee of $32,000, which has since been extended annually.

In September 2010, the Company assigned a 50% working interest in its 87.5% interest in the McClellan lease to a company controlled by Mr. Daniel A. Page for $0. The company controlled by the related party is responsible for 50% of the costs on the lease.

On October 15, 2010, the Company entered into a 50% interest in an 87.5% working interest in Robbins Well #2 in Overton County, Tennessee pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 15, 2010 by and between the Company and Daniel A. Page for an initial cost to the Company of $0. The Company is responsible for 50% of the costs on this well and Mr. Page is responsible for the remaining 50% of such costs.

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

On December 09, 2011, the Company made payments of approximately $300,000 towards accrued interest and principle reduction of the outstanding notes payable due to Mr. Allen (Dan) Page and accrued consulting expenses. At September 30, 2012 and December 31, 2011 we owed Mr. Page $180,000 and $180,000, respectively of principal and approximately $0 and $0, respectively of accrued but unpaid interest under this credit line. At September 30, 2012 and December 31, 2011 we owed Mr. Page $14,746 and $0, respectively of accrued consulting expenses.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

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

NOTE 8 ─ GAIN ON WRITE-OFF OF DEBT RELIEF, LIQUIDATED DAMAGES AND DERIVATIVES.

During the nine months ended September 30, 2012 the Company recorded a gain on debt relief of $1,342,684, a gain on liquidated damages of $742,684 and a gain on derivatives of $1,164,899. Based upon the opinions of counsel, the Company has recorded a write-off of the Alloy Marketing and Promotions, LLC promissory note attributed to our operations which were discontinued in 2005. The Company no longer reflects the liability represented by this contractual payable on its balance sheet based on the six-year statute of limitations under Delaware state 10 Del. C. 8109, which requires an action to enforce a promissory note to be commenced within six (6) years of the date of cause of action accrued, of the State of Delaware.  While the Company took this action based upon an opinion of counsel it received that the statute of limitations would apply thereby making the contract unenforceable and therefore uncollectable, there can be no assurances that these vendor may not raise exceptions to this interpretation which would toll the statute of limitations based on the uncertainty of case law in this area and the particular factual circumstances applicable to such vendor.

In addition during the nine months ended September 30, 2012, the Company recorded a $359,828 gain on the writeoff of certain legacy payables which the statute of limitations has expired relating the collectability of these payables attributed to discontinued operations of several years ago.

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

NOTE 9 ─ SUBSEQUENT EVENTS.
On October 1, 2012, , the Company entered into a 50% interest in a 87.5% working interest lease named the Gerald Norrad Lease between the Company and Allen (Dan) Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 300  acres, located in Overton County, Tennessee.

On October 1, 2012, , the Company entered into a 37.5% interest in a 75% working interest lease named the John Lee Lease between the Company and Allen (Dan) Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 113 acres, located in Pickett County, Tennessee.

On October 1, 2012, , the Company entered into a 25% interest in a 87.5% working interest lease named the Barclay Kirkland Lease between the Company and Allen (Dan) Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 68 acres, located in Cumberland County, Kentucky.

On October 4, 2012, per a Memorandum of Understanding the Company participated and permitted 25% working interests as the operator in the Barclay Kirkland Well #1 in Cumberland County, Kentucky at the cost of approximately $15,500 and is responsible for 32% of the all costs associated with the well, pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 1, 2012 by and between the Company and Allen (Dan)(Daniel) Page a related party for an initial cost to the Company of $10. The Company is responsible for 32% of the costs on this well and Allen (Dan) Page is responsible for the remaining 68% of such costs.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of September 30, 2012 and December 31, 2011 and nine months ended September 30, 2012 and 2011

NOTE 9 — SUBSEQUENT EVENTS (continued).

On October 12, 2012, per a Memorandum of Understanding the Company participated and permitted 27.5% working interests as the operator in the William Bradley Well #3 at the cost of $18,500 and is responsible for 32% of the all costs associated with the well.

On October 15, 2012, per Memorandum of Understanding on the Chambers lease, dated December 16, 2011, the Company opted into the participation right to drill Chambers #W-1 for 15% working interest at the cost of approximately $6,000 and is responsible for approximately 15% of the costs associated with the well.

On October 23, 2012, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Gerald Norrad Well #1 at the cost of approximately $12,000 and is responsible for 50% of the all costs associated with the well.

On October 23, 2012, the Company entered into a 15% interest in an 75% working interest in John Lee Well #1 in Pickett County, Tennessee pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 1, 2012 by and between the Company and Allen (Dan)(Daniel) Page a related party for an initial cost to the Company of $10. The Company is responsible for 25% of the costs on this well and Mr. Page is responsible for the remaining 75% of such costs.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the Third Quarter 2012 and nine months ended September 30, 2012 and the Third Quarter 2011 and the nine months ended September 30, 2011 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 as previously filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis. We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. As of December 31, 2011, we had sold working interests in 5 of our wells ranging from 20% to 35% per well and for each well we are responsible for completion and operating costs on those wells ranging from 25% to 58% per well, which lead to the negotiations of overriding royalty interest of 5% per existing wells. As of September 30, 2012, we had sold our 27.5% working interests in 38 wells. We are responsible for 33.33% of future completion and operating costs on those wells.  These terms have lead to the negotiations of overriding royalty interest of 5% per each of these existing wells and will allow us to move forward in drilling a greater number of wells, at minimal costs, than we would otherwise able to drill based upon our limited financial resources. We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. Our revenues decreased 79% for the Third Quarter 2012 from the Third Quarter 2011, however, our total revenues for the nine months ended September 30, 2012 increased 118% from the comparable period in 2011. The increase in our income from operations of  44% from period to period are attributed to the sale of oil leases and a lower amount of natural depletion of wells and downtime as we are beginning to see the effects of our efforts to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases and new leaseholds.

During the balance of 2012, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate as well as overriding royalty interest in new acres and participation in applicable drilling rights.

At September 30, 2012 and December 31, 2011, our balance sheet includes approximately $3 million and $4.9 million of past due debt, notes that relates to the prior business of our company before those operations were discontinued in 2005, which is net of approximately, $3.72 million of aged payables, accrued expenses and liquidated damages which were written off as of September 30, 2012 and net of approximately, $1.38 million for the year ending December 31, 2011.  None of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

While historically we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction.  We recognized an impairment of $700 and $99,826, respectively, for the three months ended September 30, 2012 and 2011 and $142,828 and $299,750 for the nine months ended September 30, 2012 and 2011, respectively, of net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction.  Given our limited cash resources, it is likely that we will continue to use equity to expand our holdings and pay costs which will further dilute our existing stockholders and possibly result in additional one-time impairments of the assets acquired.

In addition to difficulties related to the small size of our company, the amount of outstanding debt, and the related challenges we face in our efforts to increase our revenue and continue to expand our operations, we also face the challenge of limited personnel and insufficient internal accounting systems. We need to invest in internal systems to ensure that our financial statements are properly prepared. Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations. We have been relying on cash provided by our operations and funding available to us under a line of credit extended by a related party which matured in December 31, 2011 which remains due on command. At September 30, 2012, $180,000 is outstanding under this facility and, as described later in this report, in 2012 we granted the lender a security interest in all of our assets. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation at maturity.

Given the small size of our company, the early stage of our operations and our limited revenues, we may find it difficult to raise sufficient capital to meet our needs. If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

While we reported net loss of approximately $80,000 and net income of $4.1 million for the nine months ended September 30, 2012, these operating results are primarily attributable to one-time transactions and non-cash gains. At September 30, 2012 we have an accumulated deficit of approximately $15.8 million. The report of our predecessor independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

We generally generate revenues from sales of oil, well services and sales of oil and gas leases.  During 2012 we have also generated one time revenues from commissions and finder’s fees.  Our revenue from oil sales is generated both from wells in which we are the operator as well as those in which we have a working interest.

Revenues from oil sales were 71% less in the Third Quarter 2012 as compared to the Third Quarter 2011, and 76% for the nine months ended September 30, 2012 from the comparable period in 2011, as a result of the natural depletion of wells, downtime, and the sales of our portions of working interest in oil leases. During the Third Quarter 2012 and the Third Quarter 2011, the average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $88.81 and approximately $86.03, respectively, and approximately $92.71 and approximately $91.9, respectively, for the nine months ended September 30, 2012 and 2011. Revenues from well services declined 91% and 98%, respectively, for the Third Quarter 2012 and the nine months ended September 30, 2012 from the comparable periods in 2011, as a large portion of our oil leases subject to these leases have been sold.

Our total operating expenses during the Third Quarter 2012 decreased approximately 67% from the comparative period in 2011 and increased approximately 5% for the nine months ended September 30, 2012 from the comparable period 2011. Oil lease operating expenses, which include our portion of the cost of contract drillers, and other expenses associated with the drilling operations and depletion expense, decreased 48% and 41%, respectively, for the Third Quarter 2012 and the nine months ended September 30, 2012 from the comparable periods in 2011.  As a percentage of oil sales revenues in the 2012 periods, oil lease operating expenses were 111% and 110% as compared to 63% and 45% for  the Third Quarter 2011 and the nine months ended September 30, 2012. The declines in margins for our oil sales are attributable to our sale of the Clark oil lease in April 2012.

Our sales, general and administrative expenses decreased approximately 40% in Third Quarter 2012 from the comparable period in 2011 and decreased approximately 20% in the nine months ended September 30, 2012 from the comparable period in 2011, which is primarily attributable to payroll related expenditures.We anticipate our operating expenses will continue to increase during the balance of 2012 which will be reflective of our increased operations. We are not able at this time, however, to quantify the amount of the expected increase.

During Third Quarter 2012 and 2011, we recognized an impairment expense of $700 and $99,826, respectively, and $142,828 and $299,750, respectively, for the nine months ended September 30, 2012 and 2011. These impairment expenses are related to impairment of developed properties as we have determined that the carrying value of these assets is likely not recoverable. Given the nature of our operations it is likely we will recognize comparable expenses in future periods.

Notwithstanding the significant decrease in our revenues in the Third Quarter 2012 from the Third Quarter 2011, as a result of our efforts to reduce selling, general and administrative expenses and a reduced impairment expense, we were able to reduce our operating loss by 45%.  As a result of the increased revenues in the nine month period ended September 30, 2012 from the comparable period in 2011, which is primarily attributable to non-recurring revenue from the sale of oil and gas leases, we reported operating income of $830,000 as compared to an operating loss of $124,000 in the 2011 period.

The majority of our other income (expense) in the 2012 and 2011 periods is attributable to one-time non cash transactions.  Included in our total other income during the Third Quarter 2012 and 2011, are non-cash gains on derivatives of $0 as compared to approximately $54,000. We also recognized non-cash gains of approximately $1.17 million and approximately $813,000 for the nine months ended September 30, 2012 and 2011, respectively. These gains on derivatives consists of non-cash gains related to the write-off of the Alloy note in the first quarter of 2012 based upon the statute of limitations on the enforceability of this obligation and are associated with the change in the fair value of derivative liabilities. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as other income in those periods.

Also included in our total other income during the nine months ended September 30, 2012 and 2011 are non-cash gains of approximately $1.7 million and approximately $1.38 million of associated with the write-off of aged accounts payable and gain on debt relief.  .

During the Third Quarter 2012 and the nine months ended September 30, 2012, we recognized a gain of $0 and $742,700 on liquidated damages associated with the interest accrued for the conversion note of the Woods note and the gain as a result of the write-off of the Alloy promissory note.  During the Third Quarter 2011 and the nine months ended September 30, 2011 we recognized expenses of approximately $27,200 and approximately $80,800, respectively.  Liquidated damages are related to registration rights granted by our prior management.

Our interest expense during Third Quarter 2012 and 2011 was $3,213 and $37,937; respectively, and $12,914 and $108,104, respectively, for the nine months ended September 30, 2012 and 2011. The decreased in both periods is the result of the decreased amounts outstanding principal under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At September 30, 2012, we had a working capital deficit of $3,053,351 as compared to a working capital deficit of $6,078,668 at December 31, 2011. In addition to cash, our current assets at September 30, 2012 include accounts receivable of approximately $21,600 which is due 30 days from invoicing. Our current liabilities includes approximately $3.5 million of accounts payable and accrued expenses, as of September 30, 2012, compared to $6.0 million of accounts payable and accrued expenses at December 31, 2011.

Included in our current liabilities at September 30, 2012 and December 31, 2011 are amount due under a line of credit extended to us by a related party.  We have used the funds from this credit line for working capital.  In April 2012 we also granted the lender a security interest in all of our assets to secure our payment of this amount.  At September 30, 2012 and December 31, 2011, we owed the lender $180,000 and $180,000; respectively, of principal and approximately $3,381 and $0, respectively of accrued but unpaid interest under this credit line, net of repayments. This line of credit is due in on demand.

Net cash provided by operating activities for the nine months ended September 30, 2012 was approximately $264,600 as compared to approximately $450,000 for the nine months ended September 30, 2011.  During the 2012 period, cash was provided by our net income and increases in our accounts receivables offset by decreased in accounts payable and accrued expenses.  During the 2011 period, cash was provided by our net income and decreases in our accounts payable offset by increased in accounts receivable. Net cash used in investing activities in the nine months ended September 30, 2012 principally reflects the sale of oil and gas leases offset by the purchase of oil and gas rights and fixed assets, as compared to net cash used in investment activities in nine months ended September 30, 2011 which principally reflects the purchase of oil and gas leases and fixed assets.  There were no net cash used in financing activities in the nine months ended September 30, 2012 as compared to nine months ended September 30, 2011 which reflected payments of the amounts due under the King’s Oil, LLC guarantee.

We believe our cash on hand is sufficient to fund current operations. Our working capital, however, is not sufficient to pay all of our obligations, the majority of which predate our current business.  As described earlier in this report, in 2011 and 2012 we have been able to reduce some of these obligations through a write-off in reliance on opinions of attorneys that the statute of limitations on the collection of these amounts has expired.  Of the remaining aged obligations, approximately 62% represent amounts for which there are judgments against us which will limit our abilities to utilize the various statute of limitations in future periods to relieve these obligations from our balance sheet.  In the event one or more of these creditors should seek to collect any amounts which may be due, we may not have sufficient capital to satisfy those obligations which may adversely impact our ability to continue as a going concern.

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

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

Item 5.               Other Information.

In April 2012 we entered into a Security Agreement with Daniel A. Page, a related party and the lender under a line of credit provided to us.  Under the terms of the Security Agreement, we have given Mr. Page a security interest in all of our assets to ensure the repayment of the credit line.  The Security Agreement provides that if there is an “event of default” under the agreement, the lender is entitled to take possession of our assets.  Events of default include, among other items, (i) a failure to pay the obligations when due, (ii) a judgment in excess of $10,000, (iii) appointment of a receiver or an event of bankruptcy, or (iii) a breach by us of any covenant of the Security Agreement.  Under the terms of the Security Agreement, we also agreed not to take certain actions, including:

•	not incur additional indebtedness, other than trade payables and certain permitted liens,
•	declare or pay any dividends on our securities,
•	prepay any indebtedness,
•	make any advances or loans to any person,
•	assume, guaranty or otherwise become liable for the debt of any other person,
•	enter into any merger, consolidation or other reorganization or acquire all or any assets of another business,
•	form a subsidiary or enter into any partnership or joint venture,
•	materially change the nature of our business,
•	enter into any transaction with an affiliate except in the ordinary course on arms-length terms or
•	bill any receivable under any other name than our corporate name.

The foregoing description of the Security Agreement is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.19 to this report.

Item 6.                                Exhibits.

No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Designation of Series A Preferred Stock (2)
3.3	Amended and Restated By-Laws (2)
3.4	Certificate of Ownership merging TN-K Energy Group Inc. into Digital Lifestyles Group, Inc. (13)
4.1	Specimen stock certificate for common stock (2)
4.2	Convertible Promissory Note dated April 1, 2005 issued to Alloy Marketing and Promotions, LLC (19)
4.3	Form of convertible promissory note issued to Mr. L.E. Smith in September 2005 (3)
4.4	Form of common stock purchase warrant issued to Mr. L.E. Smith in connection with convertible promissory note (3)
4.5	Form of $250,000 principal amount 7.5% convertible promissory note issued to Mr. Daniel Page in April 2007 (6)
4.6	Form of warrant issued to Mr. Daniel Page in connection with $250,000 principal amount 7.5% convertible promissory note issued in April 2007 (5)
4.7	Amendment to Convertible Line of Credit Note (6)
4.8	Second Amendment to Convertible Line of Credit Note dated May 1, 2009 (7)
4.9	Third Amendment to Convertible Line of Credit dated December 8, 2009 *(19)
4.10	Fourth Amendment to Convertible Line of Credit Note Agreement with Daniel Page dated June 29, 2010 (15)
4.11	Form of Fifth Amendment Convertible Line of Credit Note Agreement with Daniel Page dated December 31, 2010 (17)
4.12	Form of Class A Warrant (9)
4.13	Form of convertible promissory note issued to Mr. Robert Wood (3)
4.14	Form of common stock purchase warrant issued to Mr. Wood in connection with convertible promissory note (3)
4.15	Form of common stock purchase warrant issued to Westech Capital (4)
4.16	Form of common stock purchase warrant issued to Tejas Incorporated (18)
10.1	2004 Stock Incentive Plan (2)
10.2	Form of registration rights agreement in favor of each of Mr. L.E. Smith and Mr. Robert Wood (3)
10.3	Form of Registration Rights Agreement with Mr. Daniel Page (5)
10.4	Employment Agreement with Ken Page (6)
10.5	Form of Amendment No. 1 to Employment Agreement with Ken Page (8)
10.6	Agreement with Mr. Ken Page dated September 29, 2009 (8)
10.7	2009 Equity Compensation Plan (8)
10.8	Form of Assignment of Oil and Gas Lease (10)
10.9	Assignments of Oil and Gas Leases (11)
10.10	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Mitchell Coomer, Travis Coomer, Americas Energy Company and TN-K Energy Group, Inc. (13)

10.11	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Travis Coomer Drilling Co. and TN-K Energy Group, Inc. (13)
10.12	Assignment of Oil and Gas Lease (full checkerboard) dated February 2, 2010 by and between Mitchell Coomer and Travis Coomer and TN-K Energy Group, Inc. (18)
10.13	Registration Rights Agreement dated January 27, 2005 with Alloy Marketing and Promotions, LLC (18)
10.14	Assignments of Oil and Gas Lease dated May 6, 2010 by and between Mitchell Coomer and Travis Coomer and TN-K Energy Group, Inc. (14)
10.15	Assignment dated September 17, 2010 from Overton Oil & Gas Corp. to TN-K Energy Group Inc. (16)
10.16	Assignment dated September 17, 2010 between TN-K Energy Group Inc. and King’s Oil, LLC. (16)
10.17	Guaranteed Contract dated September 17, 2010 between TN-K Energy Group Inc. and King’s Oil, LLC. (16)
10.18	Form of Consulting Agreement dated March 31, 2011 with Daniel Page *(19)
10.19	Security Agreement dated as of April 2, 2012 by and between Daniel A. Page and TN-K Energy Group Inc.*
16.1	Letter dated October 23, 2012 from Sherb & Co., LLP (20)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*           filed herewith

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on October 4, 2005.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on September 15, 2004.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on April 26, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on October 9, 2007.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on August 31, 2009.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on October 5, 2009.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on October 19, 2009.
(10)	Incorporated by reference to the Current Report on Form 8-K as filed on November 12, 2009.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on December 8, 2009.
(12)	Incorporated by reference to the Current Report on Form 8-K as filed on January 26, 2010.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on February 8, 2010.
(14)	Incorporated by reference to the Current Report on Form 8-K as filed on May 12, 2010.
(15)	Incorporated by reference the Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(16)	Incorporated by reference to the Current Report on Form 8-K as filed on September 23, 2010.
(17)	Incorporated by reference to the Current Report on Form 8-K as filed on December 20, 2010.
(18)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009.
(19)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.
(20)	Incorporated by reference to the Current Report on Form 8-K as filed on October 25, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TN-K ENERGY GROUP INC.
November 14, 2012	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer