Form 10-K
period 2012-12-31
TN-K ENERGY GROUP INC.
filed 2013-04-15
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
☐ Yes ☒No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately 11,203,643 on June 29, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  38,176,085 shares of common stock are issued and outstanding as of April 8, 2013.

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

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:

•	our inability to satisfy our debt obligations,
•	potential conflicts of interest involving related party transactions,
•	our failure to pay a related party secured credit line which is now due and which is secured by all of our assets,
•	our inability to raise capital as needed,
•
significant unforeseen events that have global or national impact such as major political disruptions, extended economic depression, and technological breakthroughs in producing oil and natural gas or in producing alternative forms of energy,

•	unanticipated future changes in oil or natural gas prices, and
•	other uncertainties inherent in the production of oil and natural gas.

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc..  In addition, when used herein and unless specifically set forth to the contrary, “2012” refers to the year ended December 31, 2012,  “2011” refers to the year ended December 31, 2011 and “2013” refers to the year ending December 31, 2013.

PART I

ITEM 1.                   DESCRIPTION OF BUSINESS.

Overview

We are an independent oil exploration and production company, engaged in acquiring oil leases and exploring and developing crude oil reserves and production in the Appalachian basin. While we have acquired working interests in existing wells in an effort to balance our revenue sources, we primarily focus our efforts on acreage acquisitions in which we will be the operator of the wells which we believe gives us the greatest ability to maximize our revenues over the long term. We concentrate our operations in Kentucky and Tennessee primarily in the Murfreesboro, Knox and Wells Creek formations, although we also have assets located in the Granville, Stones River and Sunnybrook formations. All of these formations are primary known producing formations. Our growth strategy is to focus on our operational growth in our core area, to convert our unproved reserves to proved reserves and to continue our acreage acquisitions while maintaining balanced, prudent financial management. In the past three recent years, we have realized substantial benefits from the sale of concentrations of our reserves, although this is not a focus, we do evaluate from time to time potential sales of our reserves for strategic and capital reasons.

Our Operations

Our operations are divided between leases in which we have a participation interest/overriding royalty interest and leases in which we are the operator. Interests owned by participation leases means we have a working or royalty interest in a property that is operated or maintained by another interest owner under an agreement. Overriding royalty interest means we assisted in the negotiations between the buyers and sellers of lease sales which we retained a royalty interest, receive a finder’s fee, and are provided options for additional participation of future wells. For participation leases, we receive payments for our oil sales from the operator and we are billed by the operator for a percentage of joint expenses relative to the costs of drilling and transporting the oil from the wells to the sales point.

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis. We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. In 2012, we sold 27.5% of our working and operating interest in 38 of our wells and a checkerboard retaining 2.5% over an overriding royalty interest.  Following this transaction, we are no longer responsible for completion and operating costs for these wells. In 2011, we had sold working interests in 5 of our wells ranging from 20% to 35% per well. For each sale, we are responsible for completion and operating costs on those wells ranging from 25% to 58% per well. This has allowed us to move forward in drilling a greater number of wells than we would otherwise able to drill based upon our limited financial resources. We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

Reserves

We own approximately 2,512.99 gross acres of leasehold interests with 63 producing oil wells in which we own an interest. Wells drilled in this area range from 900 feet to 2,000 feet in depth and the well spacing is generally four acres per well. The following table provides information on our reserves at December 31, 2012.
	Summary of Oil Reserves as of Fiscal-Year End Based on Aver Fiscal-Year Prices

	Gross	Net	Future Net Revenues
Reserves category	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)
PROVED	150,155	13,914	1,048,742	650,545

UNDEVELOPED:	75,595	8,640	534,282	347,838

TOTAL PROVED	225,750	22,554	1,583,024	998,383

Probable- undeveloped	156,675	37,068	2,295,729	1,459,237

Possible – undeveloped	236,445	68,039	4,143,719	2,510,875

Total All Reserves	618,870	127,661	8,022,472	4,968,495

When used in this table, “Bbls” means barrels of oil. We also use a number of terms when describing our reserves. “Proved reserves” are the quantities of oil that, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible. We provide information on two types of proved reserves - developed and undeveloped. “Proved developed reserves” are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  Proved undeveloped reserves” are reasonably certain reserves in drilling units immediately adjacent to the drilling unit containing a producing well as well as areas beyond one offsetting drilling unit from a producing well.

Under SEC rules we are also permitted to provide information about probable and possible reserves. “Probable reserves” are additional reserves that are less certain to be recovered than proved reserves but which, in sum with proved reserves, are as likely as not to be recovered. “Possible reserves” are additional reserves that are less certain to be recovered than probable reserves. The various reserve categories have different risks associated with them. Proved reserves are more likely to be produced than probable reserves and probable reserves are more likely to be produced than possible reserves. Because of these risks, the different reserve categories should not be considered to be directly additive.

Our reserve estimates at December 31, 2012 were prepared by Lee Keeling and Associates, Inc., an independent engineering firm. These reserve report which is filed as an exhibit to this report was prepared in accordance with the generally accepted petroleum engineering and evaluation principles and most recent definitions and guidelines established by the SEC. All reserve definitions comply with the applicable definitions of the rules of the SEC. The reserves were estimated using engineering and geological methods widely accepted in our industry. The accuracy of the reserve estimates is dependent upon the quality of available data and upon independent geological and engineering interpretation of that data. For proved developed producing, the estimates considered to be definitive, using performance methods that utilize extrapolations of various historical data including oil and water production and pressure history. For other than proved producing, proved undeveloped reserves and probable and possible reserve estimates were made using volumetric methods.

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent engineering firm under the supervision of our Chief Executive Officer. We provide the engineering firm with estimate preparation material such as property interests, production, current operation costs, current production prices and other information. This information is reviewed by our Chief Executive Officer to ensure accuracy and completeness of the data prior to submission to our third party engineering firm. A letter which identifies the professional qualifications of the independent engineering firm who prepared the reserve report is included in the reserve report. There was no conversion of undeveloped reserves to prove reserves during 2012. During 2012 we spent approximately $281,493 on converting proved undeveloped reserves to proved developed reserves.

The engineering report also projected discounted future net revenues from our net reserves and the present value, discounted at 10% per annum, of that future net revenue as summarized in the foregoing table. Future net revenues are the amount, exclusive of federal and state income taxes, that will accrue to the subject interests for continued operation of the properties to depletion. It should not be construed as a fair market or trading value. Provisions have been made for future expenses required for recompletion and drilling, but no provision has been made for the cost of plugging and abandoning the properties. The pricing used was based on a determination of a 12-month average price, calculated as the unweighted average price of the monthly prices received by us for oil for the 12-month period prior to the end of the reporting period.

The following table presents our producing oil wells at December 31, 2012.

Producing Wells
Gross (a)	63
Net (b)	6.343

(a) The number of gross wells is the total number of wells in which a working interest is owned.

(b) The number of net wells is the sum of fractional working interests we own in gross wells expressed as whole numbers and fractions thereof.

Certain of the leasehold interests we own are subject to royalty, overriding royalty and other outstanding interests customary to the industry. The properties may also be subject to additional burdens, liens or encumbrances customary to the industry, including items such as operating agreements, current taxes, development obligations under natural gas and oil leases, farm-out agreements and other restrictions. We do not believe that any of these burdens will materially interfere with the use of the properties. The following table presents leased acres as of December 31, 2012.

	Gross	Net
Developed acres	452	81.84
Undeveloped acres	2,060.99	925.38
Total acreage	2,512.99	1,007.22

At December 31, 2012, there were 2060.99 of gross acres of undeveloped acres and 452 acres of net undeveloped acres that we control under fee leases. The following table presents the net undeveloped acres that we control under fee leases and the period the leases are scheduled to expire, absent pre-expiration drilling and production which extends the term of the lease(s). The expiration dates of the leases are subject to automatic renewals so long as we are producing oil and/or gas on the lease.

	Net Undeveloped Acres
Lease	Year of Expiration	Total Acres
Anderson, Charles Lease, Overton County, TN	Automatic Renewal	53.2
Anderson, Todd Lease, Clinton County, KY	Automatic Renewal	38.88
Bayer, Miner Lease, Overton County, TN	Automatic Renewal	11.73
Blaydes, Harold Lease, Green County, KY	Automatic Renewal	32.55
Bradley Lease, Green County, KY	Automatic Renewal	0.75
Chamber Lease, Clinton County, KY	Automatic Renewal	92.4
Clark Lease, Green County, KY	Automatic Renewal	217.875
Dishman, Ernest Lease, Overton County, TN	Automatic Renewal	5.69
Duvall, Billy Lease, Clinton, County, KY	Automatic Renewal	2.8
Irby, Jimmy, Clinton County, KY	Automatic Renewal	13.62
McClellan, Otis Lease, Clinton County, KY	Automatic Renewal	6.13
Nadeau, Kenneth Lease, Green County, KY	Automatic Renewal	53.37
Norrad, Gerald, Overton County, TN	Automatic Renewal	148
Simmons, Roquel, Clinton County, KY	Automatic Renewal	1.4
Willis, Millard, Clinton County, KY	Automatic Renewal	245

The following table presents our net productive and dry development wells and our net productive and dry exploratory wells drilled during the past three fiscal years. There is no correlation between the number of productive wells completed during any period and the aggregate reserves to those wells. Productive wells consist of producing wells capable of commercial production.

	Drilling Activities
	2012		2011		2010
	Net	Gross	Net	Gross	Net	Gross
Development:
Producing	.65	3	10.21	40	10.21	.375
Non-Producing	4.14	13	7.64	25	7.64	.750

Dry	1.75	7	3.08	12	3.08	0
Total development	6.54	23	20.93	77	20.93	1.125

Exploratory:
Productive	0	0	0	0	0	0
Dry	0	0	0	0	0	0

Total drilling activity	6.54	23	20.93	77	20.93	1.125

As of the date of this report, we are continuing drilling activities on our leasehold interests in an effort to further expand our producing wells.

Customers, Sales and Delivery

We store extracted oil in on-site bulk storage tanks awaiting delivery to our customers. Our customers pay all costs associated with transporting the oil from these storage tanks. In each of 2012 and 2011 we had two customers who represented 100% of our oil sales. Because there are other purchasers that are capable of and willing to purchase our oil, and because we have the option to change purchasers if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers.

The following table presents information regarding production volumes and revenues, average sales prices and costs, after deducting royalties and interests of others, with respect to oil production attributable to our interest for the last three fiscal years. In the following table, average production cost are costs incurred to operate and maintain the wells and equipment and to pay the production costs, which does not include ad valoreum and severance taxes per unit of production, and is exclusive of work-over costs.

	Year Ended December 31,
Oil production (Bbls)	2012	2011	2010
Production	2,260	8,226	11,350
Average sales price ($)	90.693	91.57	75.9625
Average production cost ($)	110.82	64.53	21.61

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

Prior to our entry into the energy industry through the leasing of our first oil and gas property in the fourth quarter of 2009, we were a “shell company” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934.  As a result of entering into these leases and undertaking efforts to begin drilling operations on the sites we ceased to be a shell company.
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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $16.0 million as of December 31, 2012. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

Our primary assets serve as collateral under a line of credit due to a related party. If we should default on this obligation, the holder could foreclose on our assets and we would be unable to continue our business and operations. The conversion of this obligation into shares of our common stock will be dilutive to our stockholders.

We have granted Mr. Daniel (Allen) Page, a related party and the lender under the line of credit, a security interest in all of our assets.  At December 31, 2012 we owed $180,000 of principal and $455 of accrued unpaid interest under this credit line which matured in December 2011 and is now due on demand.  If we should default under the repayment of this obligation, the Mr. Page could seek to foreclose on these assets in an effort to seek repayment under the obligation. If he was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.  In such an event we would be forced to cease operations and stockholders would likely loose their entire investment in our company.  In addition, the principal and interest due under this credit line are convertible into shares of our common stock at conversion prices ranging from $0.12 to $0.35 per share, and we are obligated to issue him warrants upon the conversion of this obligation.  The issuance of these securities will be dilutive to our existing stockholders.

We engage in a number of material transactions with a related party and there are no assurances the terms of these transactions are fair to our company.

As described later in this report under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, during 2012 we entered into a number of transactions with Mr. Daniel (Allen) Page.  These affiliated transactions may, from time to time, result in a conflict of interest for our management.  Because these transactions are not subject to the approval of our stockholders, investors in our company are wholly dependent upon the judgment of our management in these related party transactions.

Our business model and growth strategies may not prove successful over the long-term.

Our ability to develop our operations in the energy sector is constrained by our limited working capital and size of our operations. While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction. In 2012 we recognized an impairment of $216,739 net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction. While we believe that the internally generated values we ascribed to the various assets to determine the purchase prices at the time of the acquisitions have a great likelihood of proving accurate over time as the wells are drilled, there are no assurance that our believe is correct. In addition, our business model envisions that we will continue to utilize our common stock to the extent possible in lieu of cash for future acquisitions of acreage and participating interests. There are no assurances we will be able to continue this model, which may hinder our ability to expand our acreage holdings which is a key factor to our future growth.

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

At December 31, 2012, our balance sheet includes approximately $3.5 million of past due debt, including past due obligations and accrued expenses. The vast majority of these liabilities predate our current operations and our current management. We do not have the funds necessary to satisfy these obligations. There are judgments against our company for a significant amount of these past due obligations, all of which relate to obligations incurred prior to our current management. If one or more of these judgment creditors should attempt to collect the amounts due, it is unlikely that we would be able to continue our operations as they are presently conducted.

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

ITEM 4.                  MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted in the OTC Markets OTCQB tier under the symbol TNKY. The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2011
First quarter ended March 31, 2011	$0.30	$0.17
Second quarter ended June 30, 2011	$0.24	$0.12
Third quarter ended September 30, 2011	$0.21	$0.10
Fourth quarter ended December 31, 2011	$0.34	$0.09
2012
First quarter ended March 31, 2012	$0.53	$0.22
Second quarter ended June 30, 2012	$0.55	$0.31
Third quarter ended September 30, 2012	$0.45	$0.25
Fourth quarter ended December 31, 2012	$0.42	$0.23

The last sale price of our common stock as reported on the OTC Markets OTCQB tier was $0.40 per share on April 8, 2013. As of April 8, 2013, there were approximately 134 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  Under the terms of the Security Agreement with a related party described elsewhere herein, we are prohibited from declaring and paying dividends so long as there are amounts outstanding under the related secured credit line.  Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent Sales of Unregistered Securities

None except as previously reported.

Issuer Purchases of Equity Securities

None.

ITEM 6.                  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are an independent oil exploration and production company, engaged in acquiring oil leases and exploring and developing crude oil reserves and production in the Appalachian basin. We concentrate our operations in Kentucky and Tennessee primarily in the Murfreesboro, Knox and Wells Creek formations, although we also have assets located in the Granville, Stones River and Sunnybrook formations. All of these formations are primary known producing formations. Our growth strategy is to focus on our operational growth in our core area, to convert our unproved reserves to prove reserves and to continue our acreage acquisitions while maintaining balanced, prudent financial management. . In the past three recent years, we have realized substantial benefits from the sale of concentrations of our reserves, although this is not a focus, we do evaluate from time to time potential sales of our reserves for strategic and capital reasons.

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

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis. We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. In 2011, we had sold working interests in 5 of our wells ranging from 20% to 35% per well and for each well we are responsible for completion and operating costs on those wells ranging from 25% to 58% per well, which lead to the negotiations of overriding royalty interest of 5% per existing wells. In 2012, we had sold our 27.5% working interests in 38 wells. We are responsible for 33.33% of future completion and operating costs on those wells. These terms have led to the negotiations of overriding royalty interest of 5% per each of these existing wells and will allow us to move forward in drilling a greater number of wells, at minimal costs, than we would otherwise able to drill based upon our limited financial resources. We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

During 2013, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate. In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. At December 31, 2012 our balance sheet includes approximately $3.5 million of obligations, a substantial portion of which relates to the prior business of our company before those operations were discontinued in 2005. Other than the secured credit line due a related party, none of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

We also face the challenge of limited personnel and diversion of our management’s time and attention. In 2011 we hired a part-time accountant, but as our company continues to grow, we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared.  Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations. We have been relying on funding available to us under a secured line of credit extended by Mr. Daniel (Allen ) Page, a related party, which matured in December 2011 and is due on demand.  As described elsewhere herein, in April 2012 we granted Mr. Daniel ( Allen ) Page a security interest in all of our assets as collateral for this obligation.  At December 31, 2012, $180,000 is outstanding under this facility which is the maximum amount available as the credit line matured in December 2011. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation.

We do not have any external sources of liquidity.  Our working capital is not sufficient to fund our operations and pay our obligations, many of which are past due, and may impede our ability to further grow our company.  Although we need to raise additional working capital, we do not have any commitments for capital from third parties.  Given the small size of our company, the quotation of our stock in the over-the-counter market and the significant liabilities on our balance sheet, we expect to encounter significant obstacles in raising equity or debit capital. If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

While we reported net income of $4.0 million for 2012, these operating results are primarily attributable to one-time transactions and non-cash gains.  At December 31, 2012 we had an accumulated deficit of approximately $16.0 million. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

We generally generate revenues from sales of oil, well services, sales of oil and gas leases and finder’s fees.  During 2012, we have also generated one time revenues from commissions.  Our revenue in revenues from oil sales is generated both from wells in which we are the operator as well as those in which we have a working interest. Our revenues from all sources in 2012 was substantially comparable as 2011, however, our revenues from oil sales decreased by 73% in 2012 from 2011 primarily as a result of the natural depletion of wells, downtime, and the sales of our portions of working interest in oil leases. During 2012, the average sales price (net of taxes and transfers) per unit of oil extracted from wells drilled by us was approximately $90.69 as compared to approximately $90.04 in 2011.  Commission revenues represent fees we receive from recorded from the culmination of the sale of oil well interests between third parties.  We did not have any comparable transactions in 2011.  Finder’s fee revenues, which represents fees we receive from recorded from the culmination of the sale of oil well interests between third parties, declined 13% in 2012 from 2011.  Well services and rentals, which represents fees we receive from  for the oversight on the oil well interests we do not own, but manage the production on such non-owned oil well interests, declined 97% in 2012 from 2011.  This decrease is primarily attributable to the sale of a major portion of our producing oil wells, which had other third party minority oil well interests, which we had production oversight.  Included in revenues in 2012 was also revenue of $1.2 million in sales of oil and gas leases, an increase of 27% from 2011, of which $23,000 is attributable to the sales to third parties of various interests in wells and $1 million is attributable to the sales of the Junior and Pansy Clark lease.

Our total operating expenses in 2012 decreased approximately 40.5% from 2011. Oil lease operating expenses, which include our portion of the cost of contract drillers, other expenses associated with the drilling operations and depletion expense, were 122% of oil sales revenues in 2012 as compared to 70.5% of oil sales revenues in 2011. The declines in margins for our oil sales are attributable to our sale of the Clark oil lease in April 2012.  Cost of oil and gas leases sold in 2012 were 36% of the revenue from the sale of the oil and gas leases, as compared to 84.8% in 2011.  The decline is attributable to our lower cost in the Junior and Pansy Clark lease.

During 2012 our sales, general and administrative expenses decreased approximately 20% from 2011 which is primarily attributable to lower compensation and compensation related benefits.  Included in sales, general and administrative expenses in 2012 is consulting expenses of $49,566 paid to a related party, and $26,616 of non-cash depreciation expense.  In 2012 the amount of impairment of developed properties, which represents the cost of dry holes drilled, declined 27.7% from 2011.  Although we experienced a decrease in operating expenses in 2012, we anticipate our operating expenses will continue to increase in 2013 which will be reflective of our increased business operations. We are not able at this time, however, to quantify the amount of the expected increase.

Included in our total other income during 2012 is non-cash gains on derivatives of $1.2 million as compared to $289,000 in 2011. These gains on derivatives consists of non-cash gains related to the write-off of the Alloy note in the first quarter of 2012 based upon the statute of limitations on the enforceability of this obligation and are associated with the change in the fair value of derivative liabilities. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as other income in those periods.

Also included in our total other income in 2012 is non-cash gain of $1.7 million from the write-off of aged accounts payable and gain on debt relief. This gain is one-time and not related to our operating performance.

During 2012, we recognized a gain of $742,700 on liquidated damages, related to registration rights granted by our prior management, associated with the interest accrued for the conversion note of the Woods note and the gain as a result of the write-off of the Alloy promissory note.

Our interest expense during 2012 of $16,000 significantly decreased, as compared to 2011; $144,000 as a result of the decreased amounts outstanding under the secured line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2012 we had a working capital deficit of $3,142,186 as compared to a working capital deficit of $6,078,670 at December 31, 2011. Our current liabilities at December 31, 2012 include approximately $3.5 million of accounts payable and accrued expenses.  Included in our accrued expenses at December 31, 2012 is approximately $31,000 of consulting expenses due a related party, and approximately $154,000 of accrued taxes.  In addition, at December 31, 2012 we owe a related party $180,000 of principal and $455 of accrued interest under a secured line of credit described below.

Net cash provided by operating activities for 2012 was $316,409 as compared to net cash used in operating activities of $726,848 for 2010. The change reflects the decreased net income directly related to the sales of oil production. Net cash used in investing activities in 2012 was $29,397 and reflects the sale of oil and gas leases and fixed assets, net of the sale of working interest in certain of our wells and the refund of ARO deposits.  Net cash provided by investing activities in 2011 reflected sale of oil and gas rights, net of purchase of oil and gas rights and purchase of fixed assets.  We did not generate any cash from financing activities in 2012.

Secured line of credit with Mr. Daniel (Allen) Page.

In April 2007, we executed an agreement with Mr. Daniel (Allen) Page whereby we received $250,000 in funds to be advanced through a line of credit which was evidenced by a convertible promissory note.  The note bears interest at a rate of 7.5% per annum and had an original maturity date of April 23, 2008.  The initial $250,000 advanced under the credit line is convertible at any time into shares of our common stock at a price per share equal to $0.35.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.  Upon maturity or the conversion of the initial $250,000 principal amount and interest due under the note, we also agreed to issue to Mr. Daniel (Allen) Page a four year warrant to purchase shares of common stock with an exercise price of $0.35 per share in an amount equal to 20% of the total shares issued upon conversion of the note.

On September 27, 2007, Mr. Daniel (Allen) Page amended the note to provide an additional $100,000 of working capital to us. Under the terms of the amendment, the additional $100,000 is convertible into shares of our common stock at a price per share equal to $0.18. As consideration for this increase of availability under the credit line, at such time as the note matures or he converts the additional $100,000 into common stock, we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total shares to be issued upon the conversion of that portion of the note with an exercise price of $0.18 per share.

On May 1, 2009, we entered into a second amendment of the note to provide for an additional $50,000 of working capital to us, bringing the total amount available under the credit line to $400,000, and to extend the maturity date of the note to December 31, 2009. Under the terms of the amendment, the additional $50,000 is convertible into shares of our common stock at a price per share equal to $0.12. As consideration for this extension, upon maturity of the note or at such time as he converts the note we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.12 per share, solely as it relates to this additional $50,000.

On December 8, 2009, Mr. Daniel (Allen) Page extended the due date of the note to June 30, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants, but we have not filed the required registration statement.  On June 29, 2010, Mr. Daniel (Allen) Page extended the due date of the note to December 31, 2010.

Effective December 13, 2010, we entered into a Fifth Amendment to the Convertible Line of Credit Note with Mr. Daniel (Allen) Page pursuant to which he extended the due date of all amounts due under the Convertible Line of Credit to December 31, 2011. The Convertible Line of Credit is now due on demand.  In April 2012 we entered into a Security Agreement with Mr. Daniel (Allen) Page to provide collateral for the repayment of this obligation.  The Security Agreement provides that if there is an “event of default” under the agreement, the lender is entitled to take possession of our assets. Events of default include, among other items, (i) a failure to pay the obligations when due, (ii) a judgment in excess of $10,000, (iii) appointment of a receiver or an event of bankruptcy, or (iii) a breach by us of any covenant of the Security Agreement.  Under the terms of the Security Agreement, we also agreed not to take certain actions, including:

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”). This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of this accounting pronouncement to have any effect on our financial position and results of operations.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 23, 2012, we dismissed Sherb & Co., LLP as our independent registered public accounting firm and engaged Liggett, Vogt & Webb, P.A. as our independent registered public accounting firm.  Sherb & Co., LLP audited our financial statements for the periods ended December 31, 2011 and 2010. The dismissal of Sherb & Co., LLP was approved by our Board of Directors on October 23, 2012. Sherb & Co., LLP did not resign or decline to stand for re-election.

Neither the report of Sherb & Co., LLP dated April 13, 2012 on our balance sheets as of December 31, 2011 and 2010 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2011 and 2010 nor the report of Sherb & Co., LLP dated April 13, 2011 on our balance sheets as of December 31, 2010 and 2009 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2010 and 2009 contained an adverse opinion or a disclaimer of opinion, nor were either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that both such reports raised substantial doubts on our ability to continue as a going concern.

During our two most recent fiscal years and the subsequent interim period preceding our decision to dismiss Sherb & Co., LLP we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Sherb & Co., LLP would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During our two most recent fiscal years and the subsequent interim period prior to retaining Liggett, Vogt & Webb, P.A. (1) neither we nor anyone on our behalf consulted Liggett, Vogt & Webb, P.A. regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Liggett, Vogt & Webb, P.A. did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

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

The material weakness identified are related to insufficient personnel and accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures.   In addition, during 2012 we failed to timely file a Current Report on Form 8-K.  Due to these material weaknesses, in preparing our financial statements for the year ended December 31, 2012 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  While we hired an experienced accountant in 2011 in an effort to mitigate to an extent these material weaknesses, she is a part-time employee and we continue to lack sufficient personnel and resources to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure, we expect that the material weaknesses in our disclosure controls and procedures will continue in 2013 until such time as we devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2012, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses identified in our disclosure controls and procedures as described earlier in this section.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               Other Information.

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
Ken Page	40	Chairman of the Board, Chief Executive Officer, President, Secretary
Brad McNeil	45	Director

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

Consulting Agreement with Daniel (Allen) Page

Since March 2010 we have been a party to a consulting agreement with Mr. Daniel (Allen) Page.  Mr. Daniel (Allen) Page, a principal stockholder of our company, is also the father of our Chief Executive Officer.  Under the terms of the most recent agreement with Mr. Daniel (Allen ) Page entered into in August 2012, he provides a variety of consulting services to us, including:

•	providing advice to us on matters related to our current and future drilling operations and overseeing certain of our drilling operations,
•	advising us on potential lease acquisitions and assisting our company in negotiations to expand our lease holdings,
•
assisting with the strategic analysis of our business objectives and assisting in the implementation of a strategic plan for our company, with a view towards enabling us to achieve our financial goals;

•	providing in-depth consultations to our management and Board of Directors to determine the amount and structure of the capital sought by our company;
•	assisting us with investor relations services, and
•	providing such additional general business advisory services as we may request from time to time

Under the terms of the 2012 agreement we agreed to pay Mr. Daniel (Allen) Page a fee of $40,000 and pay his expenses incurred in providing the services to us up to a maximum of $1,000 per month. The initial term of the agreement is one year and the term automatically expands for successive one year terms unless either we or Mr. Page provide notice of non-renewal at least 60 days prior to the expiration of the then current term.  The agreement contains customary confidentiality provisions.  As of December 31, 2012 we have accrued as a liability an aggregate of $31,149 under this agreement.

We are also a party to a number of additional transactions with Mr. Daniel (Allen) Page as described later in this report under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.  While he has not been elected as a member of our Board of Directors or appointed as an officer of our company, as a result of the scope of his services to us Mr. Daniel (Allen) Page could be deemed to be a control person of our company within the meaning of Rule 405 of the Securities Act of 1933.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2012.

ITEM 11.                EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2012 and 2011 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2012. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 7 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Ken Page, Chief Executive Officer 1	2012	68,000	0	0	0	0	0	0	40,000
	2011	68,000	0	0	0	0	0	0	68,000

1 All Other Compensation represents a monthly expense allowance payable to Mr. Page under the terms of his employment agreement.

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

On July 1, 2012 we entered into an agreement with Mr. Page pursuant to which certain terms of his Employment Agreement were amended at his request in an effort to assist our company during our development of our new business. Under Amendment No. 2 to Mr. Page’s Employment Agreement, his base salary was reduced from $50,000 per year to $40,000 per year and he forgave his accrued wages of $ 85,076.

The terms of the employment agreement were approved by our Board of Directors, of which Mr. Page is one of two members.  We have not utilized the services of a compensation consultant.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

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

Stock Option Plans

2004 Stock Incentive Plan

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004. No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000. At December 31, 2012 there were outstanding options to purchase 205,000 shares of our common stock at an exercise prices ranging from $0.25 to $0.56 per share.

2009 Equity Compensation Plan

On September 29, 2009 our Board of Directors adopted our 2009 Equity Compensation Plan (the “2009 Plan”). The purpose of the 2009 Plan is to enable our company to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or will be important to our success, an opportunity to acquire a proprietary interest in our company. The types of long-term incentive awards that may be provided under the plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its businesses. The plan authorizes the grant of (i) options which qualify as incentive stock options under Section 422(b) of the Internal Revenue Code of 1986, as amended, (ii) non-qualified options which do not qualify as incentive stock options, (iii) awards of our common stock (iv) and rights to make direct purchases of our common stock which may be subject to certain restrictions. We have reserved 4,800,000 shares of our common stock for issuance upon grants made under the plan. At December 31, 2012 we had options to purchase 2,188,000 shares of our common stock with exercise prices ranging from $0.12 to $0.30 outstanding under the 2009 Plan.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. Mr. Page, who is an executive officer of our company, does not receive any compensation specifically for his services as a director. In 2012 we did not compensate Mr. McNeil for his services to us as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 8, 2013, we had 38,176,085 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 8, 2013 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Ken Page 1	2,008,000	5.0%
Brad McNeil 2	180,000	<1%
All officers and directors as a group (two persons)1,2	2,188,000	5.4%
Travis Coomer 3	3,264,285	8.6%
Mitchell Coomer 4	2,735,715	7.2%
Daniel (Allen)Page 5	2,960,822	6.4%

1           The number of shares of common stock beneficially owned by Mr. Ken Page includes shares underlying options to purchase:

•	508,000 shares of our common stock with an exercise price of $0.25 per share which expire in September 2014, and
•	1,500,000 shares of our common stock with an exercise price of $0.30 per share which expire in September 2015.

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

3           Mr. Coomer’s address is 1115 Jamestown Street, Suite 3, Columbia, KY 42728.

4           Mr. Coomer’s address is 401 Coomer Road, Columbia, KY 42728.

5           Mr. Daniel (Allen) Page’s address is Post Office Box 574, Crossville, TN 38557. The number of shares owned by Mr. Page includes 1,054,852 shares which are presently outstanding, together with:

•
1,825,970 shares issuable upon the conversion of $180,000 principal amount due under the secured line of credit note with Mr. Daniel (Allen) Page together with accrued interest of $4,339 at March 31, 2012, and

•
80,000 shares issuable upon the exercise of warrants with exercise prices ranging from $0.12 to $0.35 per share we will issue Mr. Daniel (Allen) Page upon the conversion or satisfaction of secured line of credit.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our shareholders:	0	n/a	n/a
Plans not approved by shareholders:
2004 Stock Incentive Plan	205,000	$0.385	0
2009 Equity Compensation Plan	2,188,000	$0.274	2,612,000

A description of the 2004 Stock Incentive Plan and the 2009 Equity Compensation Plan is contained earlier in this report under Part III, Item 11. Executive Compensation - Stock Option Plans.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time we enter into transactions with Mr. Daniel (Allen) Page, a related party.  See Part III, Item 10., Directors, Executive Officers and Corporate Governance.  During 2012 we entered into a number of joint venture transactions on various oil leases with Mr. Daniel (Allen) Page, including:

•
On April 12, 2012, we entered into a 35% interest in a 100% working interest in the Teddy Hicks Lease for an initial cost to us $10.  We are responsible for 42% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 58% of such costs;

•	On July 27, 2012, we entered into a 85% interest in a 100% working interest in the Jimmie and Linda Irby Lease for an initial cost to us of $10;

•	On October 1, 2012, we entered into a 50% interest in a 87.5% working interest in the Gerald Norrad Lease for an initial cost to us of $10;

•	On October 1, 2012, we also entered into a 37.5% interest in a 75% working interest in the John Lee Lease for an initial cost to us of $10;

•	On October 1, 2012, we also entered into a 25% interest in a 87.5% working interest lease in the Barclay Kirkland Lease for an initial cost to the Company of $10;

•
On October 4, 2012, under the terms of a Memorandum of Understanding  we participated and permitted 25% working interests as the operator in the Barclay Kirkland Well #1 in Cumberland County, Kentucky at the cost of approximately $15,500.  We are responsible for 32% of the all costs associated with the well, and Mr. Page is responsible for the remaining 68% of such costs; and

•
On October 23, 2012, we entered into a 15% interest in an 75% working interest in John Lee Well #1 pursuant to the terms of an Assignment of Interest in Oil and Gas Lease dated October 1, 2012 by and our company and Mr. Page for an initial cost to the Company of $10. We are responsible for 25% of the costs on this well and Mr. Page is responsible for the remaining 75% of such costs.

During 2012 we were also a party to several additional transactions with Mr. Daniel (Allen) Page, including:

•               Mr. Daniel (Allen) Page also provides a secured line of credit to us which is described earlier in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Secured Line of Credit with Mr. Daniel (Allen) Page.  During 2012 we paid Mr. Page $16,318 of interest under this secured credit line.  At December 31, 2012 we owed Mr. Daniel (Allen) Page $180,000 principal and $455 of accrued but unpaid interest.  In April 2012 we entered into a Security Agreement with Mr. Daniel (Allen) Page pursuant to which we granted him a security interest in all of our assets to ensure the repayment of the secured credit line which is described in greater detail earlier in this report; and

•               On August 15, 2012, effective July 1, 2012, we entered into a new Consulting Agreement with Mr. Daniel (Allen) Page which replaced the earlier agreement dated March 1, 2011.  The terms of this agreement are described earlier in this report under Part III, Item 10. Directors, Executive Officers and Corporate Governance.  At December 31, 2012 we owed Mr. Page $31,149 accrued consulting fees under this agreement, net of payments of $4,851 during 2012.

As these transactions were not negotiated on an arms-length basis, there are no assurances that the terms of these transactions are as fair to our company as we might receive from an unrelated third party.

Director Independence

Mr. McNeil is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Liggett, Vogt and Webb P.A. in 2012 and  Sherb & Co., LLP for 2011.

	2012	2011
Audit Fees	$34,000	$34,000
Audit-Related Fees	0	0
Tax Fees	3,500	3,500
All Other Fees	0	0
Total	$37,500	$37,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2012 were pre-approved by the entire Board of Directors.

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Designation of Series A Preferred Stock (2)
3.3	Amended and Restated By-Laws (2)
3.4	Certificate of Ownership merging TN-K Energy Group Inc. into Digital Lifestyles Group, Inc. (13)
4.1	Specimen stock certificate for common stock (2)
4.2	Convertible Promissory Note dated April 1, 2005 issued to Alloy Marketing and Promotions, LLC (19)
4.3	Form of convertible promissory note issued to Mr. L.E. Smith in September 2005 (3)
4.4	Form of common stock purchase warrant issued to Mr. L.E. Smith in connection with convertible promissory note (3)
4.5	Form of $250,000 principal amount 7.5% convertible promissory note issued to Mr. Dan Page in April 2007 (6)
4.6	Form of warrant issued to Mr. Dan Page in connection with $250,000 principal amount 7.5% convertible promissory note issued in April 2007 (5)
4.7	Amendment to Convertible Line of Credit Note (6)
4.8	Second Amendment to Convertible Line of Credit Note dated May 1, 2009 (7)
4.9	Third Amendment to Convertible Line of Credit dated December 8, 2009 (19)
4.10	Fourth Amendment to Convertible Line of Credit Note Agreement with Dan Page dated June 29, 2010 (15)
4.11	Form of Fifth Amendment Convertible Line of Credit Note Agreement with Dan Page dated December 31, 2010 (17)
4.12	Form of Class A Warrant (9)
4.13	Form of convertible promissory note issued to Mr. Robert Wood (3)
4.14	Form of common stock purchase warrant issued to Mr. Wood in connection with convertible promissory note (3)
4.15	Form of common stock purchase warrant issued to Westech Capital (4)
4.16	Form of common stock purchase warrant issued to Tejas Incorporated (18)
10.1	2004 Stock Incentive Plan (2)
10.2	Form of registration rights agreement in favor of each of Mr. L.E. Smith and Mr. Robert Wood (3)
10.3	Form of Registration Rights Agreement with Mr. Dan Page (5)
10.4	Employment Agreement with Ken Page (6)
10.5	Form of Amendment No. 1 to Employment Agreement with Ken Page (8)
10.7	2009 Equity Compensation Plan (8)
10.8	Form of Assignment of Oil and Gas Lease (10)
10.9	Assignments of Oil and Gas Leases (11)
10.10	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Mitchell Coomer, Travis Coomer, Americas Energy Company and TN-K Energy Group, Inc. (13)
10.11	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Travis Coomer Drilling Co. and TN-K Energy Group, Inc. (13)
10.12	Assignment of Oil and Gas Lease (full checkerboard) dated February 2, 2010 by and between Mitchell Coomer and Travis Coomer and TN-K Energy Group, Inc. (18)
10.13	Registration Rights Agreement dated January 27, 2005 with Alloy Marketing and Promotions, LLC (18)

10.14	Assignments of Oil and Gas Lease dated May 6, 2010 by and between Mitchell Coomer and Travis Coomer and TN-K Energy Group, Inc. (14)
10.15	Assignment dated September 17, 2010 from Overton Oil & Gas Corp. to TN-K Energy Group Inc. (16)
10.16	Assignment dated September 17, 2010 between TN-K Energy Group Inc. and King’s Oil, LLC. (16)
10.17	Guaranteed Contract dated September 17, 2010 between TN-K Energy Group Inc. and King’s Oil, LLC. (16)
10.18	Form of Consulting Agreement dated March 31, 2011 with Dan Page (21)
10.19	Security Agreement dated as of October 2, 2012 by and between Daniel Allen Page and TN-K Energy Group Inc.
10.20
Contract For Sale of Oil & Gas Leasehold Estate dated February 3, 2012 by and between Travis Coomer, Mitchell Coomer, Anthony Franklin, TN-K Energy Group Inc., as Sellers, and Texas Mineral Properties, LLC, d/b/a BSAG Properties, LTD. as Buyer (20)

10.21	Oil and Gas Lease Assignment dated April 12, 2012 for the Clark Brothers Lease. (20)
10.22	Oil and Gas Lease Assignment dated April 12, 2012 for the Simmons lease and the Blaydes lease (20)
10.23	Oil and Gas Lease Assignment dated April 12, 2012 for the Ervin lease. (20)
10.24	Oil and Gas Lease Assignment dated April 12, 2012 for the Hickerson lease (20)
16.1	Letter dated October 24, 2012 from Sherb & Co., LLP (22)
23.1	Consent of Lee Keeling & Associates, Inc. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
99.1	Reserve Report of Lee Keeling & Associates, Inc. at December 31, 2012 *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*           filed herewith.
**         In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on October 4, 2005.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on September 15, 2004.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on April 26, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed on October 9, 2007.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on August 31, 2009.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on October 5, 2009.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on October 19, 2009.
(10)	Incorporated by reference to the Current Report on Form 8-K as filed on November 12, 2009.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on December 8, 2009.
(12)	Incorporated by reference to the Current Report on Form 8-K as filed on January 26, 2010.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on February 8, 2010.
(14)	Incorporated by reference to the Current Report on Form 8-K as filed on May 12, 2010.
(15)	Incorporated by reference the Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(16)	Incorporated by reference to the Current Report on Form 8-K as filed on September 23, 2010.
(17)	Incorporated by reference to the Current Report on Form 8-K as filed on December 20, 2010.
(18)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2009.
(19)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.
(20)	Incorporated by reference to the Current Report on Form 8-K as filed on April 23, 2012.
(21)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2012.
(22)	Incorporated by reference to the Current Report on Form 8-K as filed on October 25, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TN-K Energy Group Inc.

April 15, 2013	By:	/s/ Ken Page
Ken Page, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Name	Positions	Date
/s/ Ken Page	Chief Executive Officer, President, Secretary,	April 15, 2013
Ken Page	Director, Principal Executive Officer and
Principal Financial and Accounting Officer
/s/ Brad McNeil	Director	April 15, 2013
Brad McNeil

Index of Exhibits

10.19	Security Agreement dated as of October 2, 2012 by and between Daniel Allen Page and TN-K Energy Group Inc.
23.1	Consent of Lee Keeling & Associates, Inc. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
99.1	Reserve Report of Lee Keeling & Associates, Inc. at December 31, 2012 *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*           filed herewith.
**         In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

TN-K ENERGY GROUP INC

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TN-K Energy Group, Inc.

We have audited the accompanying balance sheet of TN-K Energy Group, Inc. as of December 31, 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and cash flows for the year ended December 31, 2012, in conformity with generally accepted accounting principles in the United States.

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

/s/ Liggett, Vogt & Webb, P.A.
LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

New York, New York
April 12, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TN-K Energy Group, Inc.

We have audited the accompanying balance sheet of TN-K Energy Group, Inc. as of December 31, 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and cash flows for the year ended December 31, 2011, in conformity with generally accepted accounting principles in the United States.

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

/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants

New York, New York
April 13, 2012

TN-K Energy Group Inc
 Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$486,464	$140,658
Accounts receivable-related party	-	1,083
Accounts receivable	24,895	54,504
TOTAL CURRENT ASSETS	511,359	196,245

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,923,659	1,553,646

EQUIPMENT, net of depreciation	117,965	166,765
OTHER ASSETS	42,000	64,000

TOTAL ASSETS	$2,594,983	$1,980,656

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$2,933,743	$3,336,876
Accrued expenses	539,802	1,365,353
Liquidated damages	-	742,684
Convertible note payable - related party	180,000	180,000
Convertible - notes payable	-	650,000

TOTAL CURRENT LIABILITIES	3,653,545	6,274,913

LONG TERM LIABILITIES:
Asset retirement obligation	30,040	48,860
Deferred income taxes payable	285,097	-
Derivative and warrant liabilities	-	1,164,899
TOTAL LONG TERM LIABILITIES	315,137	1,213,759

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 38,176,085 and 37,888,939 issued and outstanding, respectively	1,145,282	1,136,668
Additional Paid - In Capital	13,437,513	13,289,251
Accumulated deficit	(15,956,494)	(19,933,935)

TOTAL STOCKHOLDERS' DEFICIT	(1,373,699)	(5,508,016)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,594,983	$1,980,656

See accompanying notes to financial statements.

TN-K Energy Group, Inc.
Statement of Operations

	Year Ended December 31,
	2012	2011

Revenue:
Commission	$316,667	$-
Oil sales	204,962	753,320
Finders Fee	75,000	66,500
Well Services and rental	1,275	50,371
Sale of oil and gas leases	1,285,600	1,011,229
Total revenue	1,883,504	1,881,420

Expense:
Oil lease operating expense	250,463	530,830
Cost of oil and gas leases sold	463,972	857,179
Sales, general and administrative	283,567	354,074
Impairment of developed properties	216,739	299,750
Total operating expenses	1,214,741	2,041,833

Income / (Loss) from operations	668,763	(160,413)

Other income (expense):

Gain on derivatives	1,164,899	289,136
Gain on write off off accounts payable	359,826	1,380,645
Gain on Debt Relief	1,342,684	-
Liquidated damages	742,684	(108,000)
Interest expense	(16,318)	(143,770)
Total other income (expense)	3,593,775	1,418,011

Net income before taxes	4,262,538	1,257,598
Income taxes	285,097	-
Net Income	$3,977,441	$1,257,598

Basic income per common share	$0.10	$0.03
Diluted income per common share	$0.10	$0.03

Weighted average number of common shares outstanding -
Basic	38,153,997	39,884,163
Diluted	39,393,527	40,639,848

See accompanying notes to financial statements.

TN-K Energy Group Inc
 Statement of Cash Flows

	Years Ended December 31,
	2012	2011

Cash Flow From Operating Activities:
Net income	$3,977,441	$1,257,598
Adjustments to net income
Depreciation and depletion	257,281	530,830
Impairment loss on developed oil property	216,739	299,750
Contributed services	19,076
Change in fair fair of asset retirement obligation	(18,820)
Change in fair value of derivative and liquidating damages liabilities	(1,907,583)	(181,136)
Gain on writeoff of notes payable and accrued interest	(1,702,511)	(1,380,646)
Gain on sale of oil and gas leases, after tax	(536,531)	-
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	1,083	24,523
Accounts receivable - related party	29,609	-
Accounts payable and accrued expenses	(19,375)	175,930
Net Cash Provided by Operating Activities	316,409	726,849

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(365,309)	(333,169)
Refund of asset retirement deposits	22,000	-
Sale of oil and gas rights	400,000	857,179
Purchase of fixed assets	(27,294)	(44,079)
Net Cash Provided by Investing Activities	29,397	479,931

Cash Flow From Financing Activities:
Repayment of loan payable	-	(1,012,622)
Repayment of notes payable-related party	-	(220,000)
Net Cash (Used by) Financing Activities	-	(1,232,622)

Net increase (decrease) in cash	345,806	(25,843)

Cash and cash equivalents at beginning of period	140,658	166,501

Cash and cash equivalents at end of period	$486,464	$140,658

Supplemental cash flow information:

Cash paid for interest	$16,318	$55,680
Cash paid for taxes	$-	$-

Non-cash financing activities:
Equity issued for debt and interest	$71,800	$-
Contribution of accrued salary	$66,000
Settlement of pending ESOP claims	$-	$6,207,000

See accompanying notes to financial statements.

TN-K Energy Group Inc
Statement of Changes in Stockholders’ Deficit
Years ended December 31, 2012 and 2011

	Preferred Stock		Common Stock
	Shares Par Value $0.01	Amount	Shares	Par Value $0.03	Additional Paid-In Capital	Accumulated Deficit	Unearned ESOP shares	Total Stockholders' Deficit

Balance at December 31, 2010	-	$-	41,131,178	$1,233,935	$19,398,984	$(21,191,533)	$(6,207,000)	$(6,765,614)

ESOP settlement			(3,242,239)	(97,267)	(6,109,733)	-	6,207,000	0

Net income	-	-	-	-	-	1,257,598	-	1,257,598

Balance at December 31, 2011	-	-	37,888,939	1,136,668	13,289,251	(19,933,935)	-	(5,508,016)

Conversion of notes papyable and interest into stock			287,146	8,614	63,186			71,800

Contribution of salary and accrued salary					85,076			85,076

Net income	-	-	-	-	-	3,977,441	-	3,977,441

Balance at December 31, 2012	-	$-	38,176,085	$1,145,282	$13,437,513	$(15,956,494)	$-	$(1,373,699)

See  accompanying notes to financial statements.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION.

Organization

TN-K Energy Group Inc. is an independent energy company engaged in the acquisition ,development and sale of crude oil reserves and production in the Appalachian Basin and to conduct directly and indirectly through third parties, operations on the properties. In these Notes, the terms “Company”, “TN-K”, “we”, “us”, “our” and terms of similar import refer to TN-K Energy Group Inc.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(1,373,699) as of December 31, 2012. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

Use of Estimates - Our financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). Preparation in accordance with GAAP requires us to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and by the United States Securities and Exchange Commission (“SEC”) and (2) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other disclosed amounts. This Note describes our significant accounting policies. Our management believes the major estimates and assumptions impacting our financial statements are the following:

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2012 and 2011, management had determined no allowance for uncollectible receivables was necessary. At December 31, 2012 and 2011 we had accounts receivable and receivables from the sale of a partial interest in oil wells of $24,895 and $55,585, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation. For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface. Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset. Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of December 31, 2012 and December 31, 2011, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO for the years ended December 31, 2012:

	2012	2011
Asset retirement obligation beginning of period	$48,860	$46,590
Liabilities incurred	0	0
Liabilities settled	(23,180)	0
Accretion	4,360	2,270
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$30,040	$48,860

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development. Internal costs that are capitalized at December 31, 2012 and 2011, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

Capitalized costs of oil and gas properties evaluated as having, or not having, proved reserves are amortized in the aggregate by country using the unit-of-production method based upon estimated proved oil and gas reserves. The Company currently does not have any gas production which is sold, but we have developed policies to be inclusive of such production, if and when the Company becomes capable of selling such gas. For amortization purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil. Amortizable costs include estimates of future development costs of proved undeveloped reserves. The costs of properties not yet evaluated are not amortized until evaluation of the property. We make such evaluations for a well and associated lease rights when it is determined whether or not the well has proved oil and gas reserves. Other unevaluated properties are evaluated for impairment as of the end of each calendar quarter based upon various factors at the time, including drilling plans, drilling activity, management’s estimated fair values of lease rights by project, and remaining lives of leases.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

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

Revenue Recognition — We recognize oil revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. We recognize the sale of the partial interests in our oil wells once the terms of such contract have been fulfilled. Commission and finder’s fee revenues were recorded upon the culmination of the sale of oil well interests between the third parties

Major Customers — During the years ended December 31, 2012 and 2011, we had two customers, accounting for 100% of oil sales. Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Derivative Financial Instruments - Our derivative financial instruments in the past consist of embedded and free-standing derivatives related primarily to the Alloy Marketing and Promotions, LLC promissory note. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreements. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at December 31, 2012 and December 31, 2011 totaled $0 and $1,164,899, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

At December 31, 2012 and 2011, derivatives were valued primarily using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 179%, risk free interest rate of 1.00%, and expected life of three to five years.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2011	$-	$-	$1,164,899

Derivative securities – December 31, 2012	$-	$-	$0

As a result of the Company and at the advice of counsel, determined that the remaining legacy convertible debt instruments were no longer enforceable due to the statute of limitations, hence has written such debt off as other income during the year ended December 31, 2012, the related derivative financial instruments were no longer valid as well. See Note 9: Gain on Write-Off Debt Relief, Liquidated Damages and Derivatives. As a result the remaining outstanding derivative liabilities have been written off as other income during the year ended December 31, 2012.

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

Reclassification — Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the December 31, 2012 financial statement presentation. Such reclassifications have had no effect on net income.

Recent Accounting Pronouncements- All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
as of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,392,679	$549,868
Evaluated costs	1,246,077	1,277,914
Asset retirement costs	39,600	39,600
	2,678,356	1,867,382

Well equipment, furniture and software	157,309	231,309
	2,835,665	2,098,691
Less accumulated depreciation, depletion and amortization	(794,041)	(378,280)

Oil and gas property and equipment	$2,041,624	$1,720,411

The changes to the aforementioned accounts are discussed hereafter. The single largest event occurred in April 2012 with the simultaneous sales and acquisition of varied oil well interests and equipment.

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties is excluded from the amortization computation. The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Year Incurred	Net Costs Incurred
Year ended December 31, 2012	$842,811
Year ended December 31, 2011	(592,569)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
Prior to 2009	-
$1,392,679

Costs associated with unevaluated properties are primarily lease acquisition costs. At December 31, 2012 and December 31, 2011, we drilled 12 and 7 dry holes and recorded an impairment expense of $216,739 and $299,750, associated with dry holes. Pending costs of $100,715 and $30,165 for wells-in-progress existed at December 31, 2012 and 2011, respectively. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

On August 31, 2011 the Company entered into a 15% interest in an 75% working interest in De Loy Brow #10 in Clinton County, Kentucky pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated August 31, 2011 by and between the Company and Mr. Daniel (Allen) Page, a related party, for an initial cost to the Company of $10. The Company is responsible for 25% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 75% of such costs.

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

On April 12, 2012, the Company entered into a 35% interest in a 100% working interest lease named the Teddy Hicks Lease between the Company and Mr. Daniel (Allen) Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 70 acres, located in Clinton County, Kentucky. The Company is responsible for 42% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 58% of such costs.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

On April 17, 2012, the Company completed the sale to Texas Mineral Properties, LLC, d/b/a BSAG Properties, LTD of its 27.5% working and operating interests in 738 acres in Green County, Kentucky known as the J.R. and Pansy Clark lease, which also included 42 oil wells and a checkerboard lease.  We acquired these various interests in 2009 and 2010. The Company retained a 2.5% working and operating interests in all of the wells whereby the 27.5% working and operating interests were sold. As consideration for our working and operating interests, under the terms of the Contract For Sale of Oil & Gas Leasehold Estate we received:

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

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

On July 27, 2012, , the Company entered into a 85% interest in a 100% working interest lease named the Jimmie and Linda Irby Lease between the Company and Mr. Daniel (Allen)  Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 31.24 acres, located in Clinton County, Kentucky.

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

On October 1, 2012, the Company entered into a 50% interest in a 87.5% working interest lease named the Gerald Norrad Lease between the Company and Mr. Daniel (Allen)  Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 300 acres, located in Overton County, Tennessee.

On October 1, 2012, the Company entered into a 37.5% interest in a 75% working interest lease named the John Lee Lease between the Company and Mr. Daniel (Allen)  Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 113 acres, located in Pickett County, Tennessee.

On October 1, 2012, the Company entered into a 25% interest in a 87.5% working interest lease named the Barclay Kirkland Lease between the Company and Mr. Daniel (Allen) Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 68 acres, located in Cumberland County, Kentucky.

On October 4, 2012, per a Memorandum of Understanding the Company participated and permitted 25% working interests as the operator in the Barclay Kirkland Well #1 in Cumberland County, Kentucky at the cost of approximately $15,500 and is responsible for 32% of the all costs associated with the well, pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 1, 2012 by and between the Company and Mr. Daniel (Allen)  Page a related party for an initial cost to the

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

Company of $10. The Company is responsible for 32% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 68% of such costs.

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

On October 23, 2012, the Company entered into a 15% interest in an 75% working interest in John Lee Well #1 in Pickett County, Tennessee pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 1, 2012 by and between the Company and Mr. Daniel (Allen) Page a related party for an initial cost to the Company of $10. The Company is responsible for 25% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 75% of such costs.

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

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for the year ended December 31, 2012:

	Years Ended December 31
	2012	2011
Amortization of costs for evaluated oil properties	$230,665	$495,304
Depreciation of office equipment, furniture and software	26,616	35,526
Total DD&A expense	$257,281	$530,830

The resulting depletion for the year ended December 31, 2012 and 2011, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY.

In April 2007, we executed an agreement with Mr. Daniel (Allen) Page “Mr. Page” whereby we received $250,000 in funds to be advanced through a line of credit which was evidenced by a convertible promissory note.  The note bears interest at a rate of 7.5% per annum and had an original maturity date of April 23, 2008. The initial $250,000 advanced under the credit line is convertible at any time into shares of our common stock at a price per share equal to $0.35.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.  Upon maturity or the conversion of the initial $250,000 principal amount and interest due under the note, we also agreed to issue to Mr. Page a four year warrant to purchase shares of common stock with an exercise price of $0.35 per share in an amount equal to 20% of the total shares issued upon conversion of the note.  On September 27,

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

2007, Mr. Page amended the note to provide an additional $100,000 of working capital to us. Under the terms of the amendment, the additional $100,000 is convertible into shares of our common stock at a price per share equal to $0.18. As consideration for this increase of availability under the credit line, at such time as the note matures or he converts the additional $100,000 into common stock, we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total shares to be issued upon the conversion of that portion of the note with an exercise price of $0.18 per share.  On May 1, 2009, we entered into a second amendment of the note to provide for an additional $50,000 of working capital to us, bringing the total amount available under the credit line to $400,000, and to extend the maturity date of the note to December 31, 2009. Under the terms of the amendment, the additional $50,000 is convertible into shares of our common stock at a price per share equal to $0.12. As consideration for this extension, upon maturity of the note or at such time as he converts the note we agreed to issue him a warrant to purchase shares of common stock equal to 20% of the total share amount issued upon conversion of the note, with an exercise price of $0.12 per share, solely as it relates to this additional $50,000.

On December 8, 2009, Mr. Page extended the due date of the note to June 30, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants, but we have not filed the required registration statement. On June 29, 2010, Mr. Page extended the due date of the note to December 31, 2010. Effective December 13, 2010, the Company entered into a Fifth Amendment to the Convertible Line of Credit Note with Mr. Daniel ( Allen ) Page pursuant to which he extended the due date of all amounts due under the Convertible Line of Credit to December 31, 2011. The Convertible Line of Credit is now due on demand.  In April 2012, the Company entered into a Security Agreement with Mr. Page pursuant to which it granted him a security interest in all of the Company’s assets as collateral for the amounts due under the Convertible Line of Credit.

At December 31, 2012 and 2011, we owed Mr. Page $180,000 and $180,000, respectively of principal and approximately $455 and $0, respectively of accrued but unpaid interest under this credit line. Mr. Daniel ( Allen ) Page a principal stockholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors. We have also entered into a number of joint ventures with Mr. Page.  See Note 7 – Related Party Transactions.

On April 1, 2005, we issued to Alloy Marketing and Promotions, LLC ("Alloy") an unsecured subordinated convertible promissory note in the principal amount of approximately $600,000 in payment of services provided to us by Alloy in 2004. The note matured upon demand by Alloy and could have been converted into shares of our common stock at any time after April 1, 2005 at a conversion price equal to 75% of fair market value of the common stock, defined as the lesser of (i) the average of the closing prices of the common stock for the five trading days immediately prior to the first to occur of (A) the date on which we include the registration of the resale of the common stock issuable upon conversion of the note in a registration statement filed with the Securities and Exchange Commission and (B) any date on which Alloy delivers to us a notice of conversion, or (ii) the closing price of the common stock for the trading day immediately prior to the first to occur of such dates. The note is in default. In connection with the subordinated convertible promissory note, we entered into a registration rights agreement with Alloy, pursuant to which we agreed to use our commercially reasonable efforts to file with the SEC a registration statement for offerings to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, with respect to the resale of the shares of common stock issuable upon the conversion of the note. We were obligated to pay Alloy a cash fee, as liquidated damages, equal to 1.50% of the original principal amount of the note for each thirty day period, beginning April 1, 2005, until the registration statement was declared effective. We would also have to make similar payments if the registration statement, after it is declared effective, ceases to be effective for more than twenty consecutive calendar days or more than thirty days in the aggregate during a year, or the common stock is not listed or quoted or is suspended from trading on any trading market for three consecutive trading days, and such suspension shall not have been lifted within thirty days or the common stock is not listed on another trading market. As a result of the Company and at the advice of counsel, determined that the remaining legacy convertible debt instruments were no longer enforceable due to the statue of limitations, hence has recognized a gain on forgiveness of debt during the year ended December 31, 2012, the related derivative financial instruments were no longer valid as well. As a result the remaining outstanding derivative liabilities have been written off as other income during the year ended December 31, 2012.

On October 28, 2005, we executed a convertible promissory note in the principal amount of approximately $50,000 with Mr. Robert H. Woods, Jr. under the terms of a convertible promissory note which bears interest at 7% per annum and is convertible into shares of our common stock at a conversion price of $0.25 per share, was due in October 2006.  The purchaser was also issued corresponding five warrants to purchase 40,000 shares of our common stock common stock at an exercise price of $0.25 per share which expired in October 2010.  In connection with both the convertible note and the warrants, we entered into a registration rights agreement with the purchaser whereby we agreed to register for resale the shares underlying the convertible note and warrants.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

On January 19, 2012, Mr. Woods converted his original note dated October 28, 2005 issued in the principal amount of $50,000 and had an outstanding balance of approximately $21,800 in accrued interest. The conversion price of $0.25 issued 287,146 shares of common stock.

At December 31, 2012 and 2011, we had accrued $0 and $742,684, respectively of liquidated damages as interest expense under this agreement. Under the provisions of the accounting guidance for, “Accounting for Contingencies” and “Accounting for Registration Payment Arrangements”.

Convertible notes payable and loans payable are summarized as follows:

	December 31, 2012	December 31, 2011

Convertible note payable to a third party with an interest rate of 7% per annum due October 27, 2006	$-	$50,000
Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, secured, due on demand	180,000	180,000
Convertible note payable to Alloy, default interest rate of 18% per annum, payable upon demand	-	600,000
	$180,000	$830,000

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

                Income tax expenses and effective income tax rates for the years ended December 31, 2012 and 2011 consist of the following:

	2012	2011
Current taxes (federal and state benefit)	$1,631,000	$481,000
Permanent differences	(731,000)	(69,000)
Valuation allowance (NOL utilized)	(615,000)	(412,000)

Income tax expense (reduction)	$285,000	$0

Income (loss) before income taxes	$4,262,538	$1,257,598
Effective income tax rate	7%	0%

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 5 — INCOME TAXES (continued).

The effective income tax rate for the years ended December 31, 2012 and 2011 differ from the U.S. Federal statutory income tax rate as follows:

	2012	2011
Federal statutory income tax rate	34%	34%
State income taxes, net of federal benefit	4%	4%
Permanent differences	(17%)	(5%)
Valuation allowance	(14%)	(33%)
Effective income tax rate	7%	0

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

The Company has net operating loss carryforwards as of December 31, 2012 and 2011 of $42.6 million and $45.1million, respectively. These net operating loss carryforwards expire at various dates through 2032. The related deferred tax assets of $16.6 million and $17.3 million have been fully reserved, primarily due to the lack of recurring income from operations. The Company has a deferred tax liability of $.3 million arising from the book gain for the fair value of oil wells acquired in the April 2012 transaction.

NOTE 6 — STOCKHOLDERS’ EQUITY.

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

During 2012, Mr. Ken Page forgave accrued salary due in the amount of $85,076, which had been accrued pursuant to the terms of his employment agreement. Such monies have been recorded as a contribution to capital.

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 6 — STOCKHOLDERS’ EQUITY (continued).

In September 2010, 3,000,000 options exercisable at $0.20 a share held by Mr. Ken Page, expired. On December 14, 2010 our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,500,000 shares of our common stock at an exercise price of $0.30 per share. The options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 234%, risk free interest rate of 0%, and expected life of 4.5 years.

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	4,557,664	$0.31
Granted	-	.00
Exercised	-	.00
Expired or cancelled	-	.00
Outstanding at December 31, 2011	4,557,664	$.31
Granted	-	-
Exercised	-	-
Expired or cancelled	(1,164,664)	.17
Outstanding at December 31, 2012	3,393,000	$.48

The following table summarizes information about options outstanding and exercisable at December 31, 2012:

			Options Outstanding and exercisable
			Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01	to	$0.24	180,000	2.75	$0.12	180,000
$0.25	-	$0.50	3,133,000	1.95	0.37	3,133,000
$0.51	-	$1.00	80,000	4.08	$0.56	80,000

			3,393,000		$0.31	3,393,000

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for five to ten years from the grant date.

The intrinsic value of these options and warrants at December 31, 2012 and 2011 was $342,910 and $47,467, respectively.

Unearned ESOP Shares

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 6 — STOCKHOLDERS’ EQUITY (continued).

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

NOTE 7 — RELATED PARTY TRANSACTIONS.

The Company has entered into a one year employment arrangement with its CEO, in September 2007, with automatic annual renewals. The employment arrangement required an annual salary of $40,000 and a monthly expense allowance of $1,000, with 3,000,000 stock options issued. These stock options vest from March 2008 to September 2008 and have a $0.20 exercise price for three years. In September 2009, this employment agreement was amended to reduce the monthly salary to be $4,167.67 a month and an additional 120,000 options were issued with an exercise price of $0.25, vesting 10,000 options monthly commencing in September 2009. On December 14, 2010 our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,500,000 shares of our common stock at an exercise price of $0.30 per share. The options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 407%, risk free interest rate of 0%, and expected life of 4.5 years.  ]

During 2012, Mr. Ken Page forgave accrued salary due in the amount of $85,076, which had been accrued pursuant to the terms of his employment agreement. Such monies have been recorded as a contribution to capital.

On October 15, 2010, the Company entered into a 50% interest in an 87.5% working interest in Robbins Well #2 in Overton County, Tennessee pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 15, 2010 by and between the Company and Mr. Daniel A. Page for an initial cost to the Company of $0. The Company is responsible for 50% of the costs on this well and Mr. Page is responsible for the remaining 50% of such costs.

On August 31, 2011, the Company entered into a 15% interest in an 75% working interest in De Loy Brow #10 in Clinton County, Kentucky pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated August 31, 2011 by and between the Company and Mr. Daniel (Allen) Page a related party for an initial cost to the Company of $10. The Company is responsible for 25% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 75% of such costs.

On April 12, 2012, the Company entered into a 35% interest in a 100% working interest lease named the Teddy Hicks Lease between the Company and Mr. Daniel (Allen) Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 70 acres, located in Clinton County, Kentucky. The Company is responsible for 42% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 58% of such costs.

On July 27, 2012,  the Company entered into a 85% interest in a 100% working interest lease named the Jimmie and Linda Irby Lease between the Company and Mr. Daniel (Allen) Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 31.24 acres, located in Clinton County, Kentucky.

On December 09, 2011, the Company made payments of approximately $300,000 towards accrued interest and principle reduction of the outstanding notes payable due to Mr. Daniel (Allen) Page and accrued consulting expenses. At December 31, 2012 and 2011, we owed Mr. Daniel (Allen) Page $180,000 and $180,000, respectively of principal and approximately $455 and $0, respectively of accrued but unpaid interest under this credit line.

In July 2012, the Company has entered into a one year consulting arrangement for services to be rendered from time to time by Mr. Daniel (Allen) Page who is also a principal stockholder of the Company and the father of the Company’s CEO for an annual fee of $40,000, which has since been extended annually. At December 31, 2012 and 2011 we owed Mr. Daniel (Allen) Page $31,149 and $0, respectively of accrued consulting expenses.

On October 1, 2012, the Company entered into a 50% interest in a 87.5% working interest lease named the Gerald Norrad Lease between the Company and Mr. Daniel (Allen)  Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 300 acres, located in Overton County, Tennessee.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 7 — RELATED PARTY TRANSACTIONS (continued).

On October 1, 2012, the Company entered into a 37.5% interest in a 75% working interest lease named the John Lee Lease between the Company and Mr. Daniel (Allen)  Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 113 acres, located in Pickett County, Tennessee.

On October 1, 2012, the Company entered into a 25% interest in a 87.5% working interest lease named the Barclay Kirkland Lease between the Company and Mr. Daniel (Allen) Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 68 acres, located in Cumberland County, Kentucky.

On October 4, 2012, per a Memorandum of Understanding the Company participated and permitted 25% working interests as the operator in the Barclay Kirkland Well #1 in Cumberland County, Kentucky at the cost of approximately $15,500 and is responsible for 32% of the all costs associated with the well, pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 1, 2012 by and between the Company and Mr. Daniel (Allen)  Page a related party for an initial cost to the Company of $10. The Company is responsible for 32% of the costs on this well and Mr. Daniel (Allen)  Page is responsible for the remaining 68% of such costs.

On October 23, 2012, the Company entered into a 15% interest in an 75% working interest in John Lee Well #1 in Pickett County, Tennessee pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 1, 2012 by and between the Company and Mr. Daniel (Allen) Page a related party for an initial cost to the Company of $10. The Company is responsible for 25% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 75% of such costs.

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

NOTE 9 ─ GAIN ON WRITE-OFF OF DEBT RELIEF, LIQUIDATED DAMAGES AND DERIVATIVES.

Through December 31, 2012 the Company recorded a gain on debt relief of $1,342,684, a gain on liquidated damages of $742,683 and a gain on derivatives of $1,164,899. Based upon the opinions of counsel, the Company has recorded a write-off of the Alloy promissory note attributed to our operations which were discontinued in 2005. The Company no longer reflects the liability represented by this contractual payable on its balance sheet based on the six-year statute of limitations under Delaware state 10 Del. C. 8109, which requires an action to enforce a promissory note to be commenced within six (6) years of the date of cause of action accrued, of the State of Delaware.  .

In addition during the year ended December 31, 2012, the Company recorded a $359,826 gain on the write-off of certain legacy payables which the statute of limitations has expired relating the collectability of these payables attributed to discontinued operations of several years ago.

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

While the Company took these actions based upon an opinion of counsel it received that the statute of limitations would apply thereby making the contracts unenforceable and therefore uncollectable, there can be no assurances that these vendor may not raise exceptions to this interpretation which would toll the statute of limitations based on the uncertainty of case law in this area and the particular factual circumstances applicable to such vendor.

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 10  — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED).

The Company continues to operate through its oil production in 2012 and some limited amounts of exploration. The information presented below regarding the Company’s proved developed producing reserves, proved developed and proved undeveloped reserves were prepared by independent petroleum engineering consultants. All reserves are located within the continental United States.

As at December 31, 2012 and 2011 the oil reserves consisted of the following;

	Estimated Remaining Reserves at December 31,
	2012				2011
	Gross	Net	Future Net Revenues		Gross	Net	Future Net Revenues
Reserve Classification	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)
Proved Developed
Producing	144,159	10,095	832,142	486,372	43,892	9,544	348,910	335,433
Non-producing	5,996	3,819	216,600	164,173	29,516	4,939	286,216	216,497
Sub-total	150,155	13,914	1,048,742	650,545	73,408	14,483	635,126	551,930

Proved Undeveloped	75,595	8,640	534,282	347,838	42,171	2,109	169,984	129,941

Total Proved	225,750	22,554	1,583,024	998,383	115,579	16,592	805,110	681,871

Probable	156,675	37,068	2,295,729	1,459,237	43,985	2,200	177,183	133,771

Possible	236,445	68,039	4,143,719	2,510,875	37,512	5,479	218,952	146,082

Total All Reserves	618,870	127,661	8,022,472	4,968,495	197,076	24,271	1,201,245	961,724

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

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 10  — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED) (continued).

Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the year ended December 31, 2012 and 2011 are presented in table below.

	Oil (BBLS)	Gas (MCF)
Beginning of year – January 1, 2011	126,676	-
Provisions of previous quantity estimates	9,848	-
Extensions, discoveries and improved recoveries	8,140	-
Acquisitions	-
Sales of reserves in place	(115,267)	-
Production	(4,926)	-
End of year – December 31, 2011	24,471	0
Provisions of previous quantity estimates	85,285	-
Extensions, discoveries and improved recoveries		-
A Acquisitions	30,537	-
Sales of reserves in place	(10,941)	-
Production	(1,691)	-
End of year – December 31, 2012	127,661	0

Proved developed reserves at December 31, 2011	24,471	0
Proved developed reserves at December 31, 2012	127,661	0

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES
Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

	2012	2011
Future cash inflows	$11,577,548	$2,017,062
Future costs:
Production	(1,551,432)	(606,475)
Development	(1,574,050)	(128,850)
Future income tax expense	(429,595)	(80,492)
	8,022,471	1,201,245
Future net cash flows
10% discount factor	(3,053,976)	(239,521)

Standardized measure of discounted future net cash flows relating to proved reserves	$4,968,495	$961,724

The principal sources of changes in the standardized measure of discounted future net cash flows during the year ended December 31, 2012 and 2011 are as follows:

	2012	2011
Beginning balance	$961,724	$4,878,646
Sales, net of production costs	(185,164)	(640,931)
Net changes in prices and production costs	183,972	168,177
Sales of minerals in place	(420,814)	(857,179)
Acquisitions	862,369	-
Development costs incurred during the year	365,309	333,169
Changes in estimated future development costs	1,445,200	(275,800)
Revisions in previous quantity estimates	1,310,624	(2,771,386)
Accretion of discount	96,172	106,858
Change in income taxes	349,103	20,170
Change in other		-

Ending balance	$4,968,495	$961,724

TN-K ENERGY GROUP INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 10  — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED) (continued).

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