Form 10-Q
period 2013-03-31
TN-K ENERGY GROUP INC.
filed 2013-05-14
CIK 942650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  38,176,085 shares of common stock are issued and outstanding as of May 10, 2013.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc.. In addition, when used herein and unless specifically set forth to the contrary, “First Quarter 2013” refers to the three months ended March 31, 2013, “First Quarter 2012” refers to the three months ended March 31, 2012, “2013” refers to the year ended December 31, 2013, and “2012” refers to the year ending December 31, 2012.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.
TN-K Energy Group Inc
Condensed  Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$443,913	$486,464
Accounts receivable	22,513	24,895
TOTAL CURRENT ASSETS	466,426	511,359

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,873,885	1,923,659

EQUIPMENT, net of depreciation	112,347	117,965
OTHER ASSETS	42,000	42,000
TOTAL ASSETS	$2,494,658	$2,594,983

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$2,902,653	$2,933,743
Accrued expenses	554,102	539,802
Convertible note payable - related party	180,000	180,000
TOTAL CURRENT LIABILITIES	3,636,755	3,653,545
LONG TERM LIABILITIES:
Asset retirement obligation	30,440	30,040
Deferred income taxes payable	285,097	285,097
TOTAL LONG TERM LIABILITIES	315,537	315,137

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 38,176,085 and 38,176,085 issued and outstanding, respectively	1,145,282	1,145,282
Additional Paid - In Capital	13,437,513	13,437,513
Accumulated deficit	(16,040,429)	(15,956,494)
TOTAL STOCKHOLDERS' DEFICIT	(1,457,634)	(1,373,699)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,494,658	$2,594,983

See accompanying  notes to condensed financial statements.

TN-K Energy Group, Inc.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenue:
Oil sales	49,290	69,649
Finders Fee	-	75,000
Total revenue	49,290	144,649

Expense:
Oil lease operating expense	56,543	81,371
Sales, general and administrative	72,604	88,048
Impairment of developed properties	75	120,192
Total operating expenses	129,222	289,611

Loss from operations	(79,932)	(144,962)

Other income (expense):

Gain on derivatives	-	1,164,899
Gain on write off off accounts payable	-	1,342,684
Liquidated damages	-	742,684
Interest expense	(3,729)	(5,346)
Other expense	(300)	-
Other income	26	-
Total other income (expense)	(4,003)	3,244,921

Net loss before taxes	(83,935)	3,099,959
Income taxes	-	-
Net Loss	$(83,935)	$3,099,959

Basic income (loss) per common share	$(0.00)	$0.08
Diluted income (loss) per common share	$(0.00)	$0.08

Weighted average number of common shares outstanding -
Basic	38,176,085	38,104,299
Diluted	38,176,085	38,751,462

See accompanying notes to condensed financial statements.

TN-K Energy Group Inc
Condensed Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Cash Flow From Operating Activities:
Net income (loss)	$(83,935)	$3,099,959
Adjustments to net income (loss)
Depreciation and depletion	60,142	84,265
Impairment loss on developed oil property	75	120,192
Change in fair fair of asset retirement obligation	400	-
Change in fair value of derivative and liquidating damages liabilities	-	(1,907,583)
Gain on writeoff of notes payable and accrued interest	-	(1,342,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	13,334
Accounts receivable - related party	2,382	-
Accounts payable and accrued expenses	(16,790)	(10,415)
Net Cash (Used by) Provided by Operating Activities	(37,726)	57,068

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(4,825)	(25,087)
Refund of asset retirement deposits	-	22,000
Net Cash Used by Investing Activities	(4,825)	(3,087)

Cash Flow From Financing Activities:	-	-

Net increase (decrease) in cash	(42,551)	53,981
Cash and cash equivalents at beginning of period	486,464	140,658
Cash and cash equivalents at end of period	$443,912	$194,639

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing activities:
Equity issued for debt and interest	$-	$71,988

See  accompanying notes to condensed financial statements.

TN-K ENERGY GROUP INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
as of March 31, 2013 and December 31, 2012 and three months ended March 31, 2013 and 2012

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2012 which was filed on April 19, 2013.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(1,457,234) as of March 31, 2013. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

TN-K ENERGY GROUP INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
as of March 31, 2013 and December 31, 2012 and three months ended March 31, 2013 and 2012

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At December 31, 2012 and 2011, management had determined no allowance for uncollectible receivables was necessary. At March 31, 2013 and December 31, 2012, we had accounts receivable and receivables from the production of oil sale of $22,513, of which $0  was accounts receivable-related party, and $24,895, of which $0 was accounts receivable-related party, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of March 31, 2013 and December 31, 2012, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO at:
	March 31, 2013	December 31, 2012
Asset retirement obligation beginning of period	$30,040	$48,860
Liabilities incurred	-	-
Liabilities settled	-	(23,180)
Accretion	400	4,360
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$30,440	$30,040

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at March 31, 2013 and December 31, 2012, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

TN-K ENERGY GROUP INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
as of March 31, 2013 and December 31, 2012 and three months ended March 31, 2013 and 2012

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

Major Customers — During the three months ended March 31, 2013 and 2012, we had two customers, respectively accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

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

TN-K ENERGY GROUP INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
as of March 31, 2013 and December 31, 2012 and three months ended March 31, 2013 and 2012

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

Reclassification — Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the March 31, 2013 financial statement presentation.  Such reclassifications have had no effect on net income (loss).

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:
	March 31, 2013	December 31, 2012
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,392,679	$1,392,679
Evaluated costs	1,250,827	1,246,077
Asset retirement costs	39,600	39,600
	2,683,106	2,678,356

Well equipment, furniture and software	157,309	157,309
	2,840,415	2,835,665
Less accumulated depreciation, depletion and amortization	(854,183)	(794,041)

Oil and gas property and equipment	$1,986,232	$2,041,624

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Year Incurred	Net Costs Incurred
Three months ended March 31, 2013	$0
Year ended December 31, 2012	842,811
Year ended December 31, 2011	(592,569)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
Prior to 2009	-
$1,392,679

Costs associated with unevaluated properties are primarily lease acquisition costs. At December 31, 2012,  we drilled 12 dry holes and recorded an impairment expense of $21,739, associated with dry holes. Pending costs of $100,715 for wells-in-progress existed at December 31, 2012. During the three months ended March 31, 2013 and March 31, 2012, we recorded an impairment expense of $75 and $120,192; respectively, as a result of well rework efforts and further evaluation of some wells plugged due to insufficient production. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

TN-K ENERGY GROUP INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
as of March 31, 2013 and December 31, 2012 and three months ended March 31, 2013 and 2012

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

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

On April 12, 2012, the Company entered into a 25% interest in a 100% working interest lease named the Teddy Hicks Lease between the Company and Mr. Daniel (Allen) Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 70 acres, located in Clinton County, Kentucky. The Company is responsible for 32% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 68% of such costs.

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

TN-K ENERGY GROUP INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
as of March 31, 2013 and December 31, 2012 and three months ended March 31, 2013 and 2012

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

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

TN-K ENERGY GROUP INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
as of March 31, 2013 and December 31, 2012 and three months ended March 31, 2013 and 2012

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

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

On January 23, 2013, per a Memorandum of Understanding the Company participated and permitted 25% working interests as the operator in the Betty McCoomas Well #7 at the cost of $18,500 and is responsible for 32% of the all costs associated with the well.

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

TN-K ENERGY GROUP INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
as of March 31, 2013 and December 31, 2012 and three months ended March 31, 2013 and 2012

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three months ended March 31, 2013 and 2012:
	2013	2012
Amortization of costs for evaluated oil properties	$54,524	$75,335
Depreciation of office equipment, furniture and software	5,618	8,930
Total DD&A expense	$60,142	$84,265

The resulting depletion and depreciation costs of $60,142 and $84,265 for the three months ended March 31, 2013 and 2012, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

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

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants, but we have not filed the required registration statement. On June 29, 2010, Mr. Page extended the due date of the note to December 31, 2010. Effective December 13, 2010, the Company entered into a Fifth Amendment to the Convertible Line of Credit Note with Mr. Daniel (Allen) Page pursuant to which he extended the due date of all amounts due under the Convertible Line of Credit from December 31, 2011. The Convertible Line of Credit is now due on demand. In April 2012, the Company entered into a Security Agreement with Mr. Page pursuant to which it granted him a security interest in all of the Company’s assets as collateral for the amounts due under the Convertible Line of Credit.

At March 31, 2013 and December 31, 2012, we owed Mr. Daniel (Allen) Page $180,000 and $180,000, respectively of principal and approximately $3,784 and $455, respectively of accrued but unpaid interest under this credit line. Mr. Daniel (Allen) Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors. We have also entered into a number of joint ventures with Mr. Daniel (Allen) Page. See Note 6- Related Party Transactions.

Convertible notes payable and loans payable are summarized as follows:
	March 31, 2013	December 31, 2012

Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due December 31, 2012	180,000	180,000
	$180,000	$180,000

TN-K ENERGY GROUP INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
as of March 31, 2013 and December 31, 2012 and three months ended March 31, 2013 and 2012

NOTE 5 — STOCKHOLDERS’ DEFICIT.

Common Stock

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

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	4,557,644	$0.31
Granted	-	.00
Exercised	-	.00
Expired or cancelled	-	.00
Outstanding at December 31, 2012	4,557,644	$.31
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at March 31, 2013	4,557,644	$.31

NOTE 6 –RELATED PARTY TRANSACTIONS.

The Company has entered into a one year employment arrangement with its CEO, in September 2007, with automatic annual renewals. The employment arrangement required an annual salary of $40,000 and a monthly expense allowance of $1,000, with 3,000,000 stock options issued. These stock options vest from March 2008 to September 2008 and have a $0.20 exercise price for three years. In September 2009, this employment agreement was amended to reduce the monthly salary to be $4,167.67 a month and an additional 120,000 options were issued with an exercise price of $0.25, vesting 10,000 options monthly commencing in September 2009. On December 14, 2010, our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,500,000 shares of our common stock at an exercise price of $0.30 per share. The options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 407%, risk free interest rate of 0%, and expected life of 4.5 years.

TN-K ENERGY GROUP INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
as of March 31, 2013 and December 31, 2012 and three months ended March 31, 2013 and 2012

NOTE 6 –RELATED PARTY TRANSACTIONS. (continued).

During 2012, Mr. Ken Page forgave accrued salary due in the amount of $85,076, which had been accrued pursuant to the terms of his employment agreement. Such monies have been recorded as a contribution to capital.

On October 15, 2010, the Company entered into a 50% interest in an 87.5% working interest in Robbins Well #2 in Overton County, Tennessee pursuant to the terms of that certain Assignment of Interest in Oil and Gas Lease dated October 15, 2010 by and between the Company and Mr. Daniel (Allen) Page for an initial cost to the Company of $0. The Company is responsible for 50% of the costs on this well and Mr. Page is responsible for the remaining 50% of such costs.

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

On December 09, 2011, the Company made payments of approximately $300,000 towards accrued interest and principal reduction of the outstanding notes payable due to Mr. Daniel (Allen) Page and accrued consulting expenses. At December 31, 2012 and 2011, we owed Mr. Daniel (Allen) Page $180,000 and $180,000, respectively of principal and approximately $455 and $0, respectively of accrued but unpaid interest under this credit line.

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

TN-K ENERGY GROUP INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
as of March 31, 2013 and December 31, 2012 and three months ended March 31, 2013 and 2012

NOTE 6 — RELATED PARTY TRANSACTIONS (continued).

On December 09, 2011, the Company made payments of approximately $300,000 towards accrued interest and principle reduction of the outstanding notes payable due to Mr. Allen (Dan) Page and accrued consulting expenses. At March 31, 2013 and December 31, 2012 we owed Mr. Page $180,000 and $180,000, respectively of principal and approximately $3,729 and $0, respectively of accrued but unpaid interest under this credit line. At March 31, 2013 and December 31, 2012 we owed Mr. Page $8,000 and $0, respectively of accrued consulting expenses.

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

NOTE 8 ─ SUBSEQUENT EVENTS.

On April 17, 2013 per Memorandum of Understanding the Company sold 27.5% working and royalty interest to two individuals and/or entities in the Millard Willis Well #1 for $22,000 and is responsible for 35% of all the costs associated with the well.

On April 23, 2013, per a Memorandum of Understanding the Company participated and permitted 60% working interests as the operator in the Millard Willis Well #1 at the cost of $18,500 and is responsible for 65% of the all costs associated with the well.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the First Quarter 2013 and the First Quarter 2012 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 as previously filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our Operations

Our operations are divided between leases in which we have a participation interest/overriding royalty interest and leases in which we are the operator. Interests owned by participation leases means we have a working or royalty interest in a property that is operated or maintained by another interest owner under an agreement. Overriding royalty interest means we assisted in the negotiations between the buyers and sellers of lease sales which we retained a royalty interest, and are provided options for additional participation of future wells. For participation leases, we receive payments for our oil sales from the operator and we are billed by the operator for a percentage of joint expenses relative to the costs of drilling and transporting the oil from the wells to the sales point. Since 2010, we have entered into a number of participation leases and working interest leases with third parties in which Mr. Daniel (Allen) Page, a related party, is also a party.

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis. We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. In April 2013, we sold 27.5% working and royalty interest to two individuals and/or entities in the Millard Willis Well #1 for $22,000 which those parties are responsible for 35% of all the costs associated with the well. We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

During 2013, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate. In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. Our revenues decreased 66% for the First Quarter 2013 from the First Quarter 2012, and our income from operations increased 55% from period to period. These decreases are attributed to both the lack of a revenue from finder’s fees in 2013 period and the natural depletion of wells and downtime. During 2012, we began focusing on modifying our business plan to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases and new leaseholds.

During the balance of 2013, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate as well as overriding royalty interest in new acres and participation in applicable drilling rights. At March 31, 2013 and December 31, 2012, our balance sheet includes approximately $3.45 million and $3.46 million of obligations, a substantial portion of which relates to the prior business of our company before those operations were discontinued in 2005. Other than the secured credit line due a related party, none of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

We also face the challenge of limited personnel and diversion of our management’s time and attention. In 2011 we hired a part-time accountant and in 2012 we hired a part-time office assistant, but as our company continues to grow, we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared.  Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations. We have been relying on funding available to us under a secured line of credit extended by Mr. Daniel (Allen ) Page, a related party, which matured in December 2011 and is due on demand.  As described elsewhere herein, in April 2012 we granted Mr. Daniel (Allen ) Page a security interest in all of our assets as collateral for this obligation.  At March 31, 2013, $180,000 is outstanding under this facility which is the maximum amount available as the credit line matured in December 2011. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation.

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

Going Concern

For the First Quarter of 2013, we reported a net loss of $83,935 and at March 31, 2013 we have an accumulated deficit of $16.0 million. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues can include revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties and finder’s fees for the culmination of the sale of oil well interests between third parties. While oil sales revenues are constant from period to period, revenues from sales of oil and gas leases and finder’s fees are transaction based on one-time for the particular transaction. As such, we may not report revenues from those sources in all periods. Oil sales revenues decreased 29%  in the First Quarter 2013 compared to the First Quarter 2012 due to low production income as the weather conditions were unfavorable for pumping during the period, as well as a decline in the average sales price of oil. During the First Quarter 2013, the average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $91 as compared to approximately $99 for the First Quarter 2012.

Our total operating expenses in First Quarter 2013 decreased approximately 56% from the First Quarter 2012 which is directly related to the new business plan to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases. Oil lease operating expenses, which includes, our portion of the cost of contract drillers, other expenses associated with the drilling operations and depletion expense, were 115% of revenues in First Quarter 2013 as compared to 126% in First Quarter 2012 which is attributable to our lower than usual amount of production and increased participation in drilling activities.

No oil and gas leases were sold in First Quarter 2013.

During First Quarter 2013, our sales, general and administrative expenses decreased approximately 18% from the comparable period in 2012. This decrease is primarily attributable to Mr. Ken Page’s forgiveness of accrued salary that is no longer accruing as of December 31, 2012. We anticipate our operating expenses will increase during the balance of 2013 which will be reflective of our increased operations. We are not able at this time, however, to quantify the amount of the expected increase.

During First Quarter 2013 and 2012, we recognized an impairment expense of $75 and $120,192; respectively, which is related to impairment of developed properties. However, given the nature of our operations it is likely we will recognize comparable expenses in future periods.

Our interest expense during First Quarter 2013 and 2012 was $3,729 and $5,346; respectively. The decreased is the result of the decreased amounts outstanding principal under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At March 31, 2013, we had a working capital deficit of $3,170,329 as compared to a working capital deficit of $3,142,186 at December 31, 2012. Our current assets at March 31, 2013 include accounts receivable and receivables from the sale of a partial interest in oil wells of $22,513 compared to $24,895; respectively, which are due 30 days from invoicing.  Our current liabilities includes approximately $3.46 million of accounts payable and accrued expenses, as of March 31, 2013, compared to $3.47 million of accounts payable and accrued expenses. Included in our accrued expenses, as of March 31, 2012 is approximately $41,000 of consulting expenses due a related party, and approximately $154,000 of accrued taxes.  In addition, at March 31, 2013 we owe a related party $180,000 of principal and $3,729 of accrued interest under a secured line of credit described below.

Net cash used by operating activities for the First Quarter 2013 was ($37,726) as compared to the net cash provided in the First Quarter of 2012 was $57,068.  During the First Quarter 2012, cash was provided by our net income and increases in our accounts payable offset by increased in accounts receivable. Net cash used in investing activities in the First Quarter 2013 reflects the purchase of oil and gas leases and fixed assets, as compared to net cash used in investment activities in First Quarter 2012 reflects the purchase of oil and gas leases and fixed assets.  There were no net cash used in financing activities in the First Quarter 2013 or the First Quarter of 2012.

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

We have entered into a number of extension agreements with Mr. Page and the line of credit is presently due on December 31, 2013.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants for resale, but we have not filed the required registration statement. At March 31, 2013 and December 31, 2012, we owed Mr. Page $180,000 and $180,000; respectively, of principal and approximately $3,729 and $0, respectively of accrued but unpaid interest under this credit line, net of repayments.

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been evaluated and determined to be not applicable or immaterial to the financial statement of the Company.

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

The material weakness identified for the period ended December 31, 2012 were related to insufficient personnel and accounting resources are were adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures.  These material weaknesses have not been remediated and continued through the end of the First Quarter 2013.  Due to these material weaknesses, in preparing our financial statements for the period ended March 31, 2013 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  Until such time as we remediate these material weaknesses, we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

*              filed herewith
**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TN-K ENERGY GROUP INC.
May 14, 2013	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer