Form 10-Q
period 2013-06-30
TN-K ENERGY GROUP INC.
filed 2013-08-14
CIK 942650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes ☐ No ☒

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 38,176,085 shares of common stock are issued and outstanding as of July 26, 2013.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc.. In addition, when used herein and unless specifically set forth to the contrary, “Second Quarter 2013” refers to the three months ended June 30, 2013, “Second Quarter 2012” refers to the three months ended June 30, 2012, “2013” refers to the year ended December 31, 2013, and “2012” refers to the year ending December 31, 2012.

PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements.

TN-K Energy Group Inc

Condensed Balance Sheets

	June 30, 2013	December 31, 2012
	unaudited
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$348,975	$486,464
Accounts receivable	20,264	24,895
TOTAL CURRENT ASSETS	369,239	511,359

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,905,192	1,923,659

EQUIPMENT, net of depreciation	106,728	117,965
OTHER ASSETS	42,000	42,000

TOTAL ASSETS	$2,423,159	$2,594,983

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$2,890,738	$2,933,743
Accrued expenses	544,770	539,802
Convertible note payable - related party	180,000	180,000

TOTAL CURRENT LIABILITIES	3,615,508	3,653,545

LONG TERM LIABILITIES:
Asset retirement obligation	30,840	30,040
Deferred income taxes payable	285,097	285,097
TOTAL LONG TERM LIABILITIES	315,937	315,137

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 38,176,085 and 38,176,085 issued and outstanding, respectively	1,145,282	1,145,282
Additional Paid - In Capital	13,437,513	13,437,513
Accumulated deficit	(16,091,081)	(15,956,494)

TOTAL STOCKHOLDERS' DEFICIT	(1,508,286)	(1,373,699)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,423,159	$2,594,983

See accompanying notes to condensed financial statements.

TN-K Energy Group, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:
Commission	$-	$316,667	$-	$316,667
Oil sales	36,099	46,704	85,388	116,353
Finders Fee	0	0	0	75,000
Well Services	4,550	-	4,550	-
Sale of oil and gas leases	47,000	1,285,600	47,000	1,285,600
Total Revenue	87,649	1,648,971	136,938	1,793,620

Expense:
Oil lease operating expense	56,373	45,611	112,916	126,981
Cost of oil and gas leases sold	11,693	465,016	11,693	465,016
Sales, general and administrative	62,020	64,259	134,626	152,309
Impairment of developed properties	4,747	21,936	4,822	142,128
Total Operating Expenses	134,833	596,822	264,057	886,434

Income / (Loss) From Operations	(47,184)	1,052,149	(127,119)	907,186

Other Income (Expense):

Gain (loss) on derivatives	-	-	-	1,164,899
Gain on write off off accounts payable	-	359,828	-	1,702,512
Liquidated damages	-	-	-	742,684
Interest expense	(3,766)	(3,366)	(7,494)	(8,712)
Other income	300	-	26	-
Total Other Income (Expense)	(3,466)	356,462	(7,468)	3,601,383

Net Income / (Loss) before taxes	(50,650)	1,408,611	(134,587)	4,508,569
Income taxes	-	314,955	-	314,955
Net Income / (Loss)	$(50,650)	$1,093,656	$(134,587)	$4,193,614

Basic Income/Loss per common share	$-	$0.03	$-	$0.11
Diluted Income/Loss per common share	$-	$0.03	$-	$0.11

Weighted average number of common shares outstanding -
Basic	38,176,085	38,176,085	38,176,085	38,135,064
Diluted	38,176,085	39,692,841	38,176,085	39,494,526

See accompanying notes to financial statements.

TN-K Energy Group Inc

Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

Cash Flow From Operating Activities:
Net Income / (Loss)	$(134,587)	$4,193,614
Adjustments to Net Income / (Loss)
Depreciation and depletion	121,502	135,404
Impairment loss on developed oil property	4,822	142,128
Change in fair fair of asset retirement obligation	800	-
Change in fair value of derivative and liquidating damages liabilities	-	(1,907,583)
Gain on writeoff of notes payable and accrued interest	-	(1,702,511)
Gain on sale of oil and gas leases, after tax	-	(539,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	41,323
Accounts receivable - related party	4,631	1,083
Accounts payable and accrued expenses	(37,937)	(102,843)
Net Cash (Used by) Provided by Operating Activities	(40,769)	260,923

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(108,413)	(69,193)
Refund of asset retirement deposits	-	22,000
Sale of oil and gas rights	11,693	400,000
Purchase of fixed assets	-	(6,999)
Net Cash (Used by) Provided by Investing Activities	(96,720)	345,808

Cash Flow From Financing Activities:	-	-

Net Increase (Decrease) In Cash	(137,489)	606,731

Cash and cash equivalents at beginning of period	486,464	140,658

Cash and cash equivalents at end of period	$348,975	$747,389

Supplemental cash flow information:
Cash paid for interest	$7,150	$-
Cash paid for taxes	$-	$-

Non-cash financing activities:
Equity issued for debt and interest	$-	$71,800

See accompanying notes to condensed financial statements.

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of June 30, 2013 and December 31, 2012 and six months ended June 30, 2013 and 2012

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2012 which was filed on April 15, 2013.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(1,508,286) as of June 30, 2013. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of June 30, 2013 and December 31, 2012 and six months ended June 30, 2013 and 2012

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At December 31, 2012 and 2011, management had determined no allowance for uncollectible receivables was necessary. At June 30, 2013 and December 31, 2012, we had accounts receivable and receivables from reimbursement of completion costs and the production of oil sale of $20,264, of which $0 was accounts receivable-related party, and $24,895, of which $0 was accounts receivable-related party, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of June 30, 2013 and December 31, 2012, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO at:

	June 30, 2013	December 31, 2012
Asset retirement obligation beginning of period	$30,040	$48,860
Liabilities incurred	-	-
Liabilities settled	-	(23,180)
Accretion	800	4,360
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$30,840	$30,040

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at June 30, 2013 and December 31, 2012, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells are capitalized. Upon the sale or retirement of oil and gas properties, the cost and accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of June 30, 2013 and December 31, 2012 and six months ended June 30, 2013 and 2012

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

Capitalized costs of oil properties (net of related deferred income taxes) may not exceed a “ceiling’ amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, the excess is charged to earnings as an impairment expense, net of its related reduction of the deferred income tax provision.  The present value of estimated future net cash flows is computed by applying period-end oil prices of oil to estimated future production of proved oil gas reserves as of period-end, less estimated future expenditures (at period-end rates) to be incurred in developing and producing the proved reserves and assuming continuation of economic conditions existing at period-end. SEC guidance allows the ceiling to be increased for subsequent events occurring reasonably before the filing date of the affected financial statements and indicative that capitalized costs were not impaired at period-end.  Such subsequent events are increased oil prices and the proving up of additional reserves on properties owned at period-end.  The present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.

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

Major Customers — During the six months ended June 30, 2013 and 2012, we had two customers, respectively accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of June 30, 2013 and December 31, 2012 and six months ended June 30, 2013 and 2012

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

Reclassification — Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the June 30, 2013 financial statement presentation.  Such reclassifications have had no effect on net income (loss).

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	June 30, 2013	December 31, 2012
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,392,679	$1,392,679
Evaluated costs	1,343,155	1,246,077
Asset retirement costs	39,600	39,600
	2,775,434	2,678,356

Well equipment, furniture and software	157,309	157,309
	2,932,743	2,835,665
Less accumulated depreciation, depletion and amortization	(920,823)	(794,041)

Oil and gas property and equipment	$2,011,920	$2,041,624

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Year Incurred	Net Costs Incurred
Six months ended June 30, 2013	$0
Year ended December 31, 2012	842,811
Year ended December 31, 2011	(592,569)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
Prior to 2009	-
$1,392,679

Costs associated with unevaluated properties are primarily lease acquisition costs. At December 31, 2012, we drilled 12 dry holes and recorded an impairment expense of $21,739, associated with dry holes. Pending costs of $100,715 for wells-in-progress existed at December 31, 2012, respectively. During the three months ended June 30, 2013 and 2012, we recorded an impairment expense of $4,747 and $21,936, respectively, and $4,822 and $142,128, respectively, for the six months ended June 30, 2013 and 2012.; respectively, as a result of well rework efforts and further evaluation of some wells plugged due to insufficient production. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of June 30, 2013 and December 31, 2012 and six months ended June 30, 2013 and 2012

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of June 30, 2013 and December 31, 2012 and six months ended June 30, 2013 and 2012

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of June 30, 2013 and December 31, 2012 and six months ended June 30, 2013 and 2012

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

On May 16, 2013 per Memorandum of Understanding the Company sold 27.5% working and royalty interest to two individuals and/or entities in the Millard Willis Well #2 for $22,000 and is responsible for 35% of all the costs associated with the well.

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of June 30, 2013 and December 31, 2012 and six months ended June 30, 2013 and 2012

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

On May 16, 2013, per a Memorandum of Understanding the Company participated and permitted 60% working interests as the operator in the Millard Willis Well #2 at the cost of $18,500 and is responsible for 65% of the all costs associated with the well.

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

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three and six months ended June 30, 2013 and 2012:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Amortization of costs for evaluated oil properties	$55,742	$46,664	$110,266	$121,999
Depreciation of office equipment, furniture and software	5,618	4,475	11,236	13,405
Total DD&A expense	$61,360	$51,139	$121,502	$135,404

The resulting depletion and depreciation costs for the three and six months ended June 30, 2013 and 2012, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of June 30, 2013 and December 31, 2012 and six months ended June 30, 2013 and 2012

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

At June 30, 2013 and December 31, 2012, we owed Mr. Daniel (Allen) Page $180,000 and $180,000, respectively of principal and approximately $0 and $455, respectively of accrued but unpaid interest under this credit line. Mr. Daniel (Allen) Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors. We have also entered into a number of joint ventures with Mr. Daniel (Allen) Page. See Note 6- Related Party Transactions.

Convertible notes payable and loans payable are summarized as follows:

	June 30, 2013	December 31, 2012
Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due December 31, 2013	180,000	180,000
	$180,000	$180,000

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of June 30, 2013 and December 31, 2012 and six months ended June 30, 2013 and 2012

NOTE 5 — STOCKHOLDERS’ DEFICIT (continued).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	4,557,644	$0.31
Granted	-	.00
Exercised	-	.00
Expired or cancelled		.00
Outstanding at December 31, 2012	4,557,644	$.31
Granted	-	-
Exercised	-	-
Expired or cancelled	(1,164,644)	-
Outstanding at June 30, 2013	3,393,000	$.31

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

On December 9, 2011, the Company made payments of approximately $300,000 towards accrued interest and principal reduction of the outstanding notes payable due to Mr. Daniel (Allen) Page and accrued consulting expenses. At December 31, 2012 and 2011, we owed Mr. Daniel (Allen) Page $180,000 and $180,000, respectively of principal and approximately $455 and $0, respectively of accrued but unpaid interest under this credit line.

In July 2012, the Company has entered into a one year consulting arrangement for services to be rendered from time to time by Mr. Daniel (Allen) Page who is also a principal stockholder of the Company and the father of the Company’s CEO for an annual fee of $40,000, which has since been extended annually. At June 30, 2013 and December 31, 2012 we owed Mr. Daniel (Allen) Page $36,356 and $31,149, respectively of accrued consulting expenses.

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012 and 2011

NOTE 6 — RELATED PARTY TRANSACTIONS (continued).

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

On December 9, 2012, the Company made payments of approximately $300,000 towards accrued interest and principal reduction of the outstanding notes payable due to Mr. Allen (Dan) Page and accrued consulting expenses. At June 30, 2013 and December 31, 2012 we owed Mr. Page $180,000 and $180,000, respectively of principal and approximately $0 and $455, respectively of accrued but unpaid interest under this credit line.

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

NOTE 8 ─ SUBSEQUENT EVENTS.

On July 9, 2013 per Memorandum of Understanding the Company sold 37.5% working and royalty interest to two individuals and/or entities in the Millard Willis Well #3 for $30,000 and is responsible for 45% of all the costs associated with the well.

On July 9, 2013, per a Memorandum of Understanding the Company participated and permitted 50% working interests as the operator in the Millard Willis Well #3 at the cost of $18,500 and is responsible for 55% of the all costs associated with the well.

On July 9, 2013 per Memorandum of Understanding the Company sold 37.5% working and royalty interest to two individuals and/or entities in the Millard Willis Well #4 for $30,000 and is responsible for 45% of all the costs associated with the well.

On July 9, 2013, per a Memorandum of Understanding the Company participated and permitted 50% working interests as the operator in the Millard Willis Well #4 at the cost of $18,500 and is responsible for 55% of the all costs associated with the well.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the Second Quarter 2013 and the six months ended June 30, 2013 and the Second Quarter 2012 and the six months ended June 30, 2013 and should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 as previously filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis. We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. From time to time we sell working interests in wells. To date in 2013, we have sold working interest in 4 of our wells ranging from 27.5% to 37.5% working and royalty interest per well and for each well we are responsible for completion and operating costs on those wells ranging from 35% to 45% per well, to two individuals and/or entities on the Millard Willis Well lease. We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

During 2012, we began focusing on modifying our business plan to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases and new leaseholds. In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. Our revenues decreased 95% for the Second Quarter 2013 from the Second Quarter 2012; and, our total revenues for the six months ended June 30, 2012 decreased 92% from the comparable period in 2012. Our income from operations decreased 106% for the Second Quarter 2013 from the Second Quarter 2012; and, for the six months ended June 30, 2012 decreased 122% from the comparable period in 2012 These decreases are attributed one time commissions, finders fees and sale of oil and gas leases during the 2012 period, as well as a lower amount of natural depletion of wells and downtime which are the effects of our decision to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases and new leaseholds.

During the balance of 2013, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate as well as overriding royalty interest in new acres and participation in applicable drilling rights. At June 30, 2013 and December 31, 2012, our balance sheet includes approximately $3.44 million and $3.47 million of obligations, a substantial portion of which relates to the prior business of our company before those operations were discontinued in 2005. Other than the secured credit line due a related party, none of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

We also face the challenge of limited personnel and diversion of our management’s time and attention. In 2011 we hired a part-time accountant but we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared. To date we have not allocated the resources necessary to fund those costs. We also need to raise additional capital to provide adequate funds to satisfy our obligations. We have been relying on funding available to us under a secured line of credit extended by Mr. Daniel (Allen) Page, a related party, which matured in December 2011 and is due on demand. As described elsewhere herein, in April 2012 we granted Mr. Daniel (Allen) Page a security interest in all of our assets as collateral for this obligation. At June 30, 2013, $180,000 is outstanding under this facility which is the maximum amount available. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation.

We do not have any external sources of liquidity. Our working capital is not sufficient to fund our operations and pay our obligations, many of which are past due. We do not have any commitments for capital from third parties. Given the small size of our company, the quotation of our stock in the over-the-counter market and the significant liabilities on our balance sheet, we expect to encounter significant obstacles in raising equity or debit capital. If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

For the six months ended June 30, 2013, we reported a net loss of $134,587 and at June 30, 2013 we have an accumulated deficit of $16.0 million. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues can include revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties and finder’s fees for the culmination of the sale of oil well interests between third parties. While oil sales revenues are constant from period to period, revenues from sales of oil and gas leases and finder’s fees are transaction based on one-time for the particular transaction. As such, we may not report revenues from those sources in all periods. Oil sales revenues decreased 23% in the Second Quarter 2013 compared to the Second Quarter 2012, and 27% for the six months ended June 30, 2013 from the comparable period in 2012, both due to low production income as the weather conditions were unfavorable for pumping during the period, as well as a decline in the average sales price of oil. During the Second Quarters 2013 and 2012, the average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $90.61 and approximately $89.97, respectively, for the three months ended June 30, 2013 and 2012 and approximately $90.77 and approximately $94.66, respectively, for the six months ended June 30, 2013 and 2012. Revenues from the sale of oil and gas leases declined 96% for each of the Second Quarter 2013 as compared to the Second Quarter 2012, and the six months ended June 30, 2013 from the comparable period in 2012. We did not generate any revenues from finder’s fees in the 2013 periods which also contributed to the decline in revenues.

Our total operating expenses during the Second Quarter 2013 decreased approximately 77% from the comparative period in 2012 and decreased approximately 70% for the six months ended June 30, 2013 from the comparable period in 2012. The decreases are directly related to the business plan implemented in 2012 to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases. Oil lease operating expenses, which include our portion of the cost of contract drillers, and other expenses associated with the drilling operations and depletion expense, were 156% and 132% of oil sales revenues for the three and six months ended June 30, 2013 as compared to 98% and 109% for the three and six months ended June 30, 2013 and 2012, respectively, which is attributable to our lower than usual amount of production and increased participation in drilling activities.

Cost of oil and gas leases sold declined 97% for each of the Second Quarter 2013 as compared to the Second Quarter 2012, and the six months ended June 30, 2013 from the comparable period in 2012. These decreases are attributed to well interest sold during 2013 compared to the sale of oil and gas leases during the 2012 period,

Our sales, general and administrative expenses decreased approximately 4% during the Second Quarter 2013 from the comparative period in 2012. Sales, general and administrative expenses decreased approximately11% for the six months ended June 30, 2013, respectively, from the comparable periods in 2012. These decreases are primarily attributable to our efforts in minimizing our overhead expenses. We anticipate our operating expenses will increase during the balance of 2013 which will be reflective of our increased operations. We are not able at this time, however, to quantify the amount of the expected increase.

During Second Quarter 2013 and 2012, we recognized an impairment expense of $4,747 and $21,936, respectively, and $4,822 and $142,128, respectively, for the six months ended June 30, 2013 and 2012. These impairment expenses are related to impairment of developed properties as we have determined that the carrying value of these assets is likely not recoverable. Given the nature of our operations it is likely we will recognize comparable expenses in future periods.

Our interest expense during Second Quarter 2013 and 2012 was $3,766 and $3,366; respectively, and $7,494 and $8,712, respectively, for the six months ended June 30, 2013 and 2012.

During the 2012 periods we recognized one time non-cash gains on derivatives and liquidated damages, and write-off of accounts payable for which there were no comparable transactions in the 2013 periods.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2013, we had a working capital deficit of $3,246,369 as compared to a working capital deficit of $3,142,186 at December 31, 2012. Our current assets at June 30, 2013 include accounts receivable and receivables from the sale of a partial interest in oil wells which are due 30 days from invoicing. Our current liabilities include accounts payable and accrued expenses, including $36,000 of consulting expenses due Mr. Daniel (Allen) Page, a related party, and approximately $154,000 of accrued taxes. In addition, at June 30, 2013 we owed Mr. Daniel (Allen) Page $180,000 of principal and $0 of accrued interest under a secured line of credit described below.

We do not have any commitments for capital expenditures. However, as described earlier in this report, we do not have any external sources of capital presently available to us and our working capital is not sufficient to satisfy our obligations.

Net cash used by operating activities for the six months ended June 30, 2013 was $40,769 as compared to the net cash provided by operating activities of $260,923 for the six months ended June 30, 2013. During the 2013 period, we primarily used cash to fund our loss and reduce our accounts payable and accrued expenses. During the 2012 period, cash was provided by our net income and increases in our accounts payable offset by increased in accounts receivable.

Net cash used in investing activities for both the six months ended June 30, 2013 and 2012 reflects the purchase of oil and gas leases, offset in the 2012 period by a refund of asset retirement deposits.

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

At June 30, 2013 and December 31, 2012, we owed Mr. Page $180,000 and $180,000; respectively, of principal and approximately $0 and $455, respectively of accrued but unpaid interest under this credit line, net of repayments.

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

The material weakness identified for the period ended December 31, 2012 were related to insufficient personnel and accounting resources are were adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. These material weaknesses have not been remediated and continued through June 30, 2013. Due to these material weaknesses, in preparing our financial statements for the period ended June 30, 2013 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles. Until such time as we remediate these material weaknesses, we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

TN-K ENERGY GROUP INC.
August 13, 2013	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer