Form 10-Q
period 2013-09-30
TN-K ENERGY GROUP INC.
filed 2013-11-14
CIK 942650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 38,176,085 shares of common stock are issued and outstanding as of November 13, 2013.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc.. In addition, when used herein and unless specifically set forth to the contrary, “Third Quarter 2013” refers to the three months ended September 30, 2013, “Third Quarter 2012” refers to the three months ended September 30, 2012, “2013” refers to the year ended December 31, 2013, and “2012” refers to the year ending December 31, 2012.

PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements.

TN-K Energy Group Inc

Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	unaudited
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$571,693	$486,464
Accounts receivable	42,062	24,895
TOTAL CURRENT ASSETS	613,755	511,359

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,855,035	1,923,659

EQUIPMENT, net of depreciation	111,485	117,965
OTHER ASSETS	42,000	42,000

TOTAL ASSETS	$2,622,275	$2,594,983

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$2,902,125	$2,933,743
Accrued expenses	549,720	539,802
Convertible note payable - related party	180,000	180,000

TOTAL CURRENT LIABILITIES	3,631,845	3,653,545

LONG TERM LIABILITIES:
Asset retirement obligation	31,240	30,040
Deferred income taxes payable	285,097	285,097
TOTAL LONG TERM LIABILITIES	316,337	315,137

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 38,176,085 and 38,176,085 issued and outstanding, respectively	1,145,282	1,145,282
Additional Paid - In Capital	13,437,513	13,437,513
Accumulated deficit	(15,908,702)	(15,956,494)

TOTAL STOCKHOLDERS' DEFICIT	(1,325,907)	(1,373,699)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,622,275	$2,594,983

See accompanying notes to condensed financial statements.

 TN-K Energy Group, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Commission	$-	$-	$-	$316,667
Oil sales	42,639	52,872	128,027	169,225
Finders Fee	0	0	0	75,000
Well Services	23,143	775	27,693	775
Sale of oil and gas leases	316,250	0	363,250	1,285,600
Total Revenue	382,032	53,647	518,970	1,847,267

Expense:
Oil lease operating expense	59,881	58,606	172,797	185,589
Cost of oil and gas leases sold	21,552	(1,044)	33,245	463,972
Sales, general and administrative	50,444	71,783	185,069	224,089
Impairment of developed properties	63,872	700	68,694	142,828
Total Operating Expenses	195,749	130,045	459,805	1,016,478

Income / (Loss) From Operations	186,283	(76,398)	59,165	830,789

Other Income (Expense):

Gain (loss) on derivatives	-	-	-	1,164,899
Gain on write off off accounts payable	-	-	-	359,828
Gain on Debt Relief	-	-	-	1,342,684
Liquidated damages	-	-	-	742684
Interest expense	(3,803)	(3,213)	(11,297)	(12,914)
Other income	-	-	24	-
Total Other Income (Expense)	(3,803)	(3,213)	(11,273)	3,597,181

Net Income / (Loss) before taxes	182,480	(79,611)	47,892	4,427,970
Income taxes	-	-	-	314,955
Net Income / (Loss)	$182,480	$(79,611)	$47,892	$4,113,015

Basic Income/Loss per common share	0.00	(0.00)	0.00	$0.11
Diluted Income/Loss per common share	0.00	(0.00)	0.00	$0.10

Weighted average number of common shares outstanding -
Basic	38,176,085	38,176,085	38,176,085	38,147,370
Diluted	38,697,590	38,176,085	38,837,701	39,403,352

See accompanying notes to financial statements.

TN-K Energy Group Inc

Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

Cash Flow From Operating Activities:
Net Income	$47,892	$4,113,015
Adjustments to Net Income
Depreciation and depletion	182,715	195,777
Impairment loss on developed oil property	68,694	142,828
Change in fair fair of asset retirement obligation	1,200	-
Change in fair value of derivative and liquidating damages liabilities	-	(1,907,583)
Gain on writeoff of notes payable and accrued interest	-	(1,702,512)
Gain on sale of oil and gas leases, after tax		(539,592)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(17,167)	32,928
Accounts receivable - related party	0	1,083
Accounts payable and accrued expenses	(21,700)	(71,375)
Net Cash Provided by Operating Activities	261,634	264,569

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(199,854)	(229,270)
Refund of asset retirement deposits	-	22,000
Sale of oil and gas rights	33,246	400,000
Purchase of fixed assets	(9,797)	13,658
Net Cash Used by Investing Activities	(176,405)	206,388

Cash Flow From Financing Activities:	-	-

Net Increase In Cash	85,229	470,957

Cash and cash equivalents at beginning of period	486,464	140,658

Cash and cash equivalents at end of period	$571,693	$611,615

Supplemental cash flow information:
Cash paid for interest	$7,150	$-

Non-cash financing activities:
Equity issued for debt and interest	$-	$71,800

See accompanying notes to condensed financial statements.

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of September 30, 2013 and December 31, 2012 and nine months ended September 30, 2013 and 2012

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2012 which was filed on April 15, 2013.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(1,325,907) as of September 30, 2013. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of September 30, 2013 and December 31, 2012 and nine months ended September 30, 2013 and 2012

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At September 30, 2013 and 2012, management had determined no allowance for uncollectible receivables was necessary. At September 30, 2013 and December 31, 2012, we had accounts receivable and receivables from reimbursement of completion costs and the production of oil sale of $42,062, of which $0 was accounts receivable-related party, and $24,895, of which $0 was accounts receivable-related party, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of September 30, 2013 and December 31, 2012, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO at:

	September 30, 2013	December 31, 2012
Asset retirement obligation beginning of period	$30,040	$48,860
Liabilities incurred	-	-
Liabilities settled	-	(23,180)
Accretion	1,200	4,360
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$31,240	$30,040

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at September 30, 2013 and December 31, 2012, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells are capitalized. Upon the sale or retirement of oil and gas properties, the cost and accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of September 30, 2013 and December 31, 2012 and nine months ended September 30, 2013 and 2012

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

Major Customers — During the nine months ended September 30, 2013 and 2012, we had two customers, respectively accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period. Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. As of September 30, 2013, outstanding stock options in the amount of 3,393,000 have been excluded as the exercise price of such stock options exceeds the current market price. The convertible debt had conversion prices ranging from $0.12 to $0.18 for $150,000 of such debt. As a result an additional 521,505 and 661,616 are considered outstanding for the three and nine months ended September 30, 2013.

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of September 30, 2013 and December 31, 2012 and nine months ended September 30, 2013 and 2012

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

Reclassification — Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the September 30, 2013 financial statement presentation.  Such reclassifications have had no effect on net income (loss).

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	September 30, 2013	December 31, 2012
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,392,679	$1,392,679
Evaluated costs	1,427,648	1,246,077
Asset retirement costs	39,600	39,600
	2,859,927	2,678,356

Well equipment, furniture and software	166,809	157,309
	3,026,736	2,835,665
Less accumulated depreciation, depletion and amortization	(1,060,215)	(794,041)

Oil and gas property and equipment	$1,966,521	$2,041,624

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Year Incurred	Net Costs Incurred
Nine months ended September 30, 2013	$0
Year ended December 31, 2012	842,811
Year ended December 31, 2011	(592,569)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
Prior to 2009	-
$1,392,679

Costs associated with unevaluated properties are primarily lease acquisition costs. At December 31, 2012, we drilled 12 dry holes and recorded an impairment expense of $21,739, associated with dry holes. Pending costs of $100,715 for wells-in-progress existed at December 31, 2012, respectively. During the three months ended September 30, 2013 and 2012, we recorded an impairment expense of $63,872 and $21,936, respectively, and $68,694 and $142,128, respectively, for the nine months ended September 30, 2013 and 2012.; respectively, as a result of well rework efforts and further evaluation of some wells plugged due to insufficient production. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of September 30, 2013 and December 31, 2012 and nine months ended September 30, 2013 and 2012

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

Prospect leasing and acquisition normally require one to three years, and the subsequent evaluation normally requires an additional one to three years.

Acquisitions and dispositions of oil properties

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of September 30, 2013 and December 31, 2012 and nine months ended September 30, 2013 and 2012

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of September 30, 2013 and December 31, 2012 and nine months ended September 30, 2013 and 2012

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of September 30, 2013 and December 31, 2012 and nine months ended September 30, 2013 and 2012

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

On September 11, 2013, the Company completed the sale to Aquilo Resources, LLC of its 60% working and operating interests in the Millard Willis Well #1 for a cash payment of $229,250, which included a commission payment of $5,000 to Beaver Excavating.

On September 30, 2013 per Memorandum of Understanding the Company sold 37.5% working and royalty interest to two individuals and/or entities in the Millard Willis Well #5 for $30,000 and is responsible for 45% of all the costs associated with the well.

On September 30, 2013, per a Memorandum of Understanding the Company participated and permitted 50% working interests as the operator in the Millard Willis Well #5 at the cost of $18,500 and is responsible for 55% of the all costs associated with the well.

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

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Amortization of costs for evaluated oil properties	$56,172	$52,780	$166,438	$174,779
Depreciation of office equipment, furniture and software	5,041	7,593	16,277	20,998
Total DD&A expense	$61,213	$60,373	$182,715	$195,777

 The resulting depletion and depreciation costs for the three and nine months ended September 30, 2013 and 2012, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of September 30, 2013 and December 31, 2012 and nine months ended September 30, 2013 and 2012

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

At September 30, 2013 and December 31, 2012, we owed Mr. Daniel (Allen) Page $180,000 and $180,000, respectively of principal and approximately $0 and $455, respectively of accrued but unpaid interest under this credit line. Mr. Daniel (Allen) Page, a consultant to and principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors. We have also entered into a number of joint ventures with Mr. Daniel (Allen) Page. See Note 6- Related Party Transactions.

Convertible notes payable and loans payable are summarized as follows:

	September 30, 2013	December 31, 2012
Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due December 31, 2013	180,000	180,000
	$180,000	$180,000

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of September 30, 2013 and December 31, 2012 and nine months ended September 30, 2013 and 2012

NOTE 5 — STOCKHOLDERS’ DEFICIT. (continued)

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

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	4,557,644	$0.31
Granted	-	.00
Exercised	-	.00
Expired or cancelled		.00
Outstanding at December 31, 2012	4,557,644	$.31
Granted	-	-
Exercised	-	-
Expired or cancelled	(1,164,644)	-
Outstanding at September 30, 2013	3,393,000	$.31

NOTE 6 –RELATED PARTY TRANSACTIONS.

The Company has entered into a one year employment arrangement with its CEO, in September 2007, with automatic annual renewals. The employment arrangement required an annual salary of $40,000 and a monthly expense allowance of $1,000, with 3,000,000 stock options issued. These stock options vest from March 2008 to September 2008 and have a $0.20 exercise price for three years. In September 2009, this employment agreement was amended to reduce the monthly salary to be $4,167.67 a month and an additional 120,000 options were issued with an exercise price of $0.25, vesting 10,000 options monthly commencing in September 2009. On December 14, 2010, our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,500,000 shares of our common stock at an exercise price of $0.30 per share. The options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 407%, risk free interest rate of 0%, and expected life of 4.5 years. In July 2013 we increased Mr. Page's compensation to $46,000 annually under the terms of an oral agreement. We also provided Mr. Page with the use of company-owned vehicles as an additional compensation.

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of September 30, 2013 and December 31, 2012 and nine months ended September 30, 2013 and 2012

NOTE 6 –RELATED PARTY TRANSACTIONS. (continued)

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

In July 2012, the Company has entered into a one year consulting arrangement for services to be rendered from time to time by Mr. Daniel (Allen) Page who is also a principal stockholder of the Company and the father of the Company’s CEO for an annual fee of $40,000, which has since been extended annually. In July 2013, we orally amended the terms of Mr. Page's compensation to increase it to $46,000 annually. We also provided Mr. Page with the use of company-owned vehicles as additional compensations. At September 30, 2013 and December 31, 2012 we owed Mr. Daniel (Allen) Page $36,356 and $31,149, respectively of accrued consulting expenses.

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

On December 9, 2012, the Company made payments of approximately $300,000 towards accrued interest and principal reduction of the outstanding notes payable due to Mr. Allen (Dan) Page and accrued consulting expenses. At September 30, 2013 and December 31, 2012 we owed Mr. Page $180,000 and $180,000, respectively of principal and approximately $624 and $455, respectively of accrued but unpaid interest under this credit line.

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

NOTE 8 ─ SUBSEQUENT EVENTS.

On October 11, 2013 per Memorandum of Understanding the Company sold 37.5% working and royalty interest to two individuals and/or entities in the Millard Willis Well #7 for $30,000 and is responsible for 45% of all the costs associated with the well.

On October 11, 2013, per a Memorandum of Understanding the Company participated and permitted 50% working interests as the operator in the Millard Willis Well #7 at the cost of $18,500 and is responsible for 55% of the all costs associated with the well.

On October 11, 2013, per a Memorandum of Understanding the Company participated and permitted 50% working interests as the operator in the Millard Willis Well #7 at the cost of $18,500 and is responsible for 55% of the all costs associated with the well.

On October 25, 2013, per a Bill of Sale the Company purchased a new truck to add to their fleet for approximately $15, 500,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the Third Quarter 2013 and the nine months ended September 30, 2013 and the Third Quarter 2012 and the nine months ended September 30, 2013 and should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 as previously filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis. We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. From time to time we sell working interests in wells. To date in 2013, we have sold working interest in 6 of our wells ranging from 27.5% to 37.5% working and royalty interest per well and for each well we are responsible for completion and operating costs on those wells ranging from 35% to 45% per well, to two individuals and/or entities on the Millard Willis lease. We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

During 2012, we began focusing on modifying our business plan to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases and new leaseholds. In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. Our revenues approximately 600% for the Third Quarter 2013 from the Third Quarter 2012; and, our total revenues for the nine months ended September 30, 2012 decreased 72% from the comparable period in 2012. Our income from operations increased 141% for the Third Quarter 2013 from the Third Quarter 2012 which are attributed to the sale of an oil well and its equipment and production located on the Millard Willis lease; and, for the nine months ended September 30, 2012 decreased 93% from the comparable period in 2012. This decrease is attributed one time commissions, finders fees and sale of oil and gas leases during the 2012 period, as well as a lower amount of natural depletion of wells and downtime which are the effects of our decision to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases and new leaseholds.

During the balance of 2013, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate as well as overriding royalty interest in new acres and participation in applicable drilling rights. At September 30, 2013 and December 31, 2012, our balance sheet includes approximately $3.45 million of obligations, a substantial portion of which relates to the prior business of our company before those operations were discontinued in 2005. Other than the secured credit line due a related party, none of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

We also face the challenge of limited personnel and diversion of our management’s time and attention. In 2011, we hired a part-time accountant but we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared. To date we have not allocated the resources necessary to fund those costs. We also need to raise additional capital to provide adequate funds to satisfy our obligations. Historically, we relied upon funding available to us under a secured line of credit extended by Mr. Daniel (Allen) Page, a related party, which matured in December 2011 and is due on demand. As described elsewhere herein, in April 2012 we granted Mr. Daniel (Allen) Page a security interest in all of our assets as collateral for this obligation. At September 30, 2013, $180,000 is outstanding under this facility which is the maximum amount available. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation.

Going Concern

Although we reported a net income of $47,892 for the nine months ended September 30, 2013, at September 30, 2013 we have a working capital deficit of $3 million and accumulated deficit of $15.9 million. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues can include revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from well services and sales of interest in oil and gas leases to third parties and finder’s fees for the culmination of the sale of oil well interests between third parties. While oil sales revenues are constant from period to period, revenues from sales of oil and gas leases and finder’s fees are transaction based on one-time for the particular transaction. Revenues generated from well services can also fluctuate dramatically from period to period. As such, we may not report revenues from those sources in all periods. Oil sales revenues decreased 20% in the Third Quarter 2013 compared to the Third Quarter 2012, and 25% for the nine months ended September 30, 2013 from the comparable period in 2012, both due to low production income, as well as the sale of a producing well on the Millard Willis lease. During the Third Quarters 2013 and 2012, the average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $103.14 and approximately $88.80, respectively, for the three months ended September 30, 2013 and 2012 and approximately $94.89 and approximately $92.70, respectively, for the nine months ended September 30, 2013 and 2012. Revenues from the sale of oil and gas leases increased 100% for each of the Third Quarter 2013 as compared to the Third Quarter 2012, and decreased 72% for the nine months ended September 30, 2013 from the comparable period in 2012. The increase is due to our new business plan of operating our joint ventured wells. We did not generate any revenues from finder’s fees in the 2013 periods which also contributed to the decline in revenues.

Our total operating expenses during the Third Quarter 2013 increased approximately 51% from the comparative period in 2012 and decreased approximately 55% for the nine months ended September 30, 2013 from the comparable period in 2012. Oil lease operating expenses, which include our portion of the cost of contract drillers, and other expenses associated with the drilling operations and depletion expense, were 140% and 135% of oil sales revenues for the three and nine months ended September 30, 2013 as compared to 111% and 110% for the three and nine months ended September 30, 2013 and 2012, respectively, which is attributable to our lower than usual amount of production and increased participation in drilling activities. Until such time as we are able to significantly increase production, we expect that our cost will exced our revenues for oil sales.

Cost of oil and gas leases sold increased 101% for each of the Third Quarter 2013 as compared to the Third Quarter 2012 which is attributed to the one-time sale of a producing well on the Millard Willis lease, and decreased 93% for the nine months ended September 30, 2013 from the comparable period in 2012 which is attributed to well interest sold during 2013 compared to the sale of oil and gas leases during the 2012 period. We expect that our margins attributable to sales of oil and gas leases will continue to fluctuate from period to period based upon our historic costs in the properties sold.

Our sales, general and administrative expenses decreased approximately 30% during the Third Quarter 2013 from the comparative period in 2012. Sales, general and administrative expenses decreased approximately 17% for the nine months ended September 30, 2013, respectively, from the comparable periods in 2012. These decreases are primarily attributable to our efforts in minimizing our overhead expenses. We anticipate our operating expenses will increase during the balance of 2013 as a result of compensation increases during the latter part of the third quarter.

During Third Quarter 2013 and 2012, we recognized an impairment expense of $63,872 and $700, respectively, and $68,694 and $142,128, respectively, for the nine months ended September 30, 2013 and 2012. These impairment expenses are related to impairment of developed properties as we have determined that the carrying value of these assets is likely not recoverable. Given the nature of our operations it is likely we will recognize comparable expenses in future periods.

Our interest expense during Third Quarter 2013 and 2012 was $3,803 and $3,213; respectively, and $11,297 and $12,914, respectively, for the nine months ended September 30, 2013 and 2012.

During the 2012 periods we recognized one-time non-cash gains on derivatives and liquidated damages, and write-off of accounts payable for which there were no comparable transactions in the 2013 periods.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2013, we had a working capital deficit of $3,018,090 as compared to a working capital deficit of $3,142,186 at December 31, 2012. Our current assets at September 30, 2013 include accounts receivable and receivables from the sale of a partial interest in oil wells which are due 30 days from invoicing. Our current liabilities include accounts payable and accrued expenses, including $47,857 of consulting expenses due Mr. Daniel (Allen) Page, a related party, and approximately $154,000 of accrued taxes. In addition, at September 30, 2013 we owed Mr. Daniel (Allen) Page $180,000 of principal and $0 of accrued interest under a secured line of credit described elsewhere herein.

We do not have any commitments for capital expenditures. However, as described earlier in this report, we do not have any external sources of capital presently available to us and our working capital is not sufficient to satisfy our obligations. While our working capital is sufficient to fund our current operations, it is not sufficient to pay our obligations, many of which are past due. We do not have any commiments for capital from third parties. Given the small size of our company, the quotation of our stock in the over-the-counter market and the significant liabilities on our balance sheet, we expect to encounter significant obstacles in raising equity or debit capital. If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Net cash used by operating activities for the nine months ended September 30, 2013 was $68,370 as compared to the net cash provided by operating activities of $264,569 for the nine months ended September 30, 2012. During the 2013 period, we primarily used cash to fund our loss and reduce our accounts payable and accrued expenses. During the 2012 period, cash was provided by our net income and increases in our accounts payable offset by increased in accounts receivable.

Net cash used in investing activities for both the nine months ended September 30, 2013 and 2012 reflects the purchase of oil and gas leases, offset in the 2012 period by a refund of asset retirement deposits.

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

The material weakness identified for the period ended December 31, 2012 were related to insufficient personnel and accounting resources are were adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. These material weaknesses have not been remediated and continued through September 30, 2013. Due to these material weaknesses, in preparing our financial statements for the period ended September 30, 2013 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles. Until such time as we remediate these material weaknesses, we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

TN-K ENERGY GROUP INC.
November 14, 2013	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer