Form 10-K
period 2013-12-31
TN-K ENERGY GROUP INC.
filed 2014-04-01
CIK 942650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $10,022,733 on June 28, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 38,176,085 shares of common stock are issued and outstanding as of March 21, 2014.

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

TN-K ENERGY GROUP INC.

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include, among others, the following:

•	our ability to continue as a going concern,
•	our failure to pay a related party secured credit line which is now due and which is secured by all of our assets,
•	potential conflicts of interest involving related party transactions,
•	our business and growth strategies,
•	risks associated with our operations as a small independent oil company with limited capital resources,
•	risks associated with the external factors that impact our operations,
•	our ability to satisfy our debt obligations which predate our existing business,
•	volatility in oil prices,
•	risks associates with oil drilling operations including the impairment of carrying value of our assets,
•	our ability to find additional reserves,
•	the impact of government regulation and the impact of possible changes in tax laws,
•	unanticipated future changes in oil prices, and
•	other uncertainties inherent in the production of oil and natural gas, and
•	Federal laws impacting the tradeablity of our common stock.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation. In addition, when used herein and unless specifically set forth to the contrary, “2014” refers to the year ending December 31, 2014, “2013” refers to the year ended December 31, 2013, “2012” refers to the year ended December 31, 2012.

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

Reserves

We own approximately 2,512.99 gross acres of leasehold interests with 56 producing oil wells in which we own an interest. Wells drilled in this area range from 900 feet to 2,000 feet in depth and the well spacing is generally four acres per well. The following table provides information on our reserves at December 31, 2013.

	Summary of Oil Reserves as of Fiscal-Year End Based on Aver Fiscal-Year Prices

	Gross	Net	Future Net Revenues
Reserves category	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)
PROVED	125,788	11,157	887,230	513,814

UNDEVELOPED:	43,740	10,387	532,966	317,173

TOTAL PROVED	169,528	21,544	1,420,196	830,987

Probable- undeveloped	64,346	13,528	838,440	490,102

Possible – undeveloped	214,440	60,324	3,899,959	2,153,055

Total All Reserves	448,314	95,396	6,158,595	3,474,144

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

Our reserve estimates at December 31, 2013 were prepared by Lee Keeling and Associates, Inc., an independent engineering firm. These reserve report which is filed as an exhibit to this report was prepared in accordance with the generally accepted petroleum engineering and evaluation principles and most recent definitions and guidelines established by the SEC. All reserve definitions comply with the applicable definitions of the rules of the SEC. The reserves were estimated using engineering and geological methods widely accepted in our industry. The accuracy of the reserve estimates is dependent upon the quality of available data and upon independent geological and engineering interpretation of that data. For proved developed producing, the estimates considered to be definitive, using performance methods that utilize extrapolations of various historical data including oil and water production and pressure history. For other than proved producing, proved undeveloped reserves and probable and possible reserve estimates were made using volumetric methods.

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent engineering firm under the supervision of our Chief Executive Officer. We provide the engineering firm with estimate preparation material such as property interests, production, current operation costs, current production prices and other information. This information is reviewed by our Chief Executive Officer to ensure accuracy and completeness of the data prior to submission to our third party engineering firm. A letter which identifies the professional qualifications of the independent engineering firm who prepared the reserve report is included in the reserve report. There was no conversion of undeveloped reserves to prove reserves or proved developed reserves during 2013.

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

The following table presents our producing oil wells at December 31, 2013.

Producing Wells
Gross (a)	56
Net (b)	8.405

(a) The number of gross wells is the total number of wells in which a working interest is owned.

(b) The number of net wells is the sum of fractional working interests we own in gross wells expressed as whole numbers and fractions thereof.

Certain of the leasehold interests we own are subject to royalty, overriding royalty and other outstanding interests customary to the industry. The properties may also be subject to additional burdens, liens or encumbrances customary to the industry, including items such as operating agreements, current taxes, development obligations under natural gas and oil leases, farm-out agreements and other restrictions. We do not believe that any of these burdens will materially interfere with the use of the properties. The following table presents leased acres as of December 31, 2013.

	Gross	Net
Developed acres	412	65.32
Undeveloped acres	2,013.25	898.75
Total acreage	2,425.25	964.07

At December 31, 2013, there were 2,013.25 of gross acres of undeveloped acres and 412 acres of net undeveloped acres that we control under fee leases. The following table presents the net undeveloped acres that we control under fee leases and the period the leases are scheduled to expire, absent pre-expiration drilling and production which extends the term of the lease(s). The expiration dates of the leases are subject to automatic renewals so long as we are producing oil and/or gas on the lease.

	Net Undeveloped Acres
Lease	Year of Expiration	Total Acres
Anderson, Charles Lease, Overton County, TN	Automatic Renewal	54.6
Anderson, Todd Lease, Clinton County, KY	Automatic Renewal	38.88
Bayer, Miner Lease, Overton County, TN	Automatic Renewal	11.73
Blaydes, Harold Lease, Green County, KY	Automatic Renewal	32.55
Bradley Lease, Green County, KY	Automatic Renewal	0.95
Chamber Lease, Clinton County, KY	Automatic Renewal	93.8
Clark Lease, Green County, KY	Automatic Renewal	219.275
Duvall, Billy Lease, Overton County, TN	Automatic Renewal	2.6
Nadeau, Kenneth Lease, Green County, KY	Automatic Renewal	53.37
Norrad, Gerald, Overton County, TN	Automatic Renewal	146
Willis, Millard, Clinton County, KY	Automatic Renewal	245

The following table presents our net productive and dry development wells and our net productive and dry exploratory wells drilled during the past three fiscal years. There is no correlation between the number of productive wells completed during any period and the aggregate reserves to those wells. Productive wells consist of producing wells capable of commercial production.

	Drilling Activities
	2013		2012		2010
	Net	Gross	Net	Gross	Net	Gross
Development:
Producing	.438	1	.65	3	10.21	40
Non-Producing	.438	1	4.14	13	7.64	25

Dry	1.313	3	1.75	7	3.08	12
Total development	2.189		6.54	23	20.93	77

Exploratory:
Productive	0	0	0	0	0	0
Dry	0	0	0	0	0	0

Total drilling activity	2.189	5	6.54	23	20.93	77

As of the date of this report, we are continuing drilling activities on our leasehold interests in an effort to further expand our producing wells.

Customers, Sales and Delivery

We store extracted oil in on-site bulk storage tanks awaiting delivery to our customers. Our customers pay all costs associated with transporting the oil from these storage tanks. In each of 2013 and 2012 we had two customers who represented 100% of our oil sales. Because there are other purchasers that are capable of and willing to purchase our oil, and because we have the option to change purchasers if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers.

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

	Year Ended December 31,
	2013	2012	2011
Oil production (Bbls)
Production	1,667	2,260	8,226
Average sales price ($)	94.04	90.693	91.57
Average production cost ($)	132.76	110.82	64.53

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

Government Regulation

We are subject to numerous federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and require suspension or cessation of operations in affected areas. Although environmental requirements have a substantial impact upon the energy industry, as a whole, we do not believe that these requirements affect us differently, to any material degree, than other companies in our industry. All of the jurisdictions in which we operate have statutory provisions regulating the exploration for and production of crude oil. These provisions include permitting regulations regarding the drilling of wells, maintaining bonding requirements to drill or operate wells, locating wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. We have made and will continue to make expenditures in our efforts to comply with these requirements, which we believe are necessary business costs in the oil industry.

Changes to existing, or additions of, laws, regulations, enforcement policies or requirements in one or more of regions in which we operate could require us to make additional capital expenditures. Given our limited resources, additional regulatory burdens, if enacted, would adversely impact our results of operations in future periods.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $16.1 million as of December 31, 2013. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

Our primary assets serve as collateral under a line of credit due to a related party. If we should default on this obligation, the holder could foreclose on our assets and we would be unable to continue our business and operations. The conversion of this obligation into shares of our common stock will be dilutive to our stockholders.

We have granted Mr. Daniel (Allen) Page, a related party and the lender under the line of credit, a security interest in all of our assets. At December 31, 2013 we owed $180,000 of principal and $0 of accrued unpaid interest under this credit line which matured in December 2012 and is now due on demand. If we should default under the repayment of this obligation, the Mr. Page could seek to foreclose on these assets in an effort to seek repayment under the obligation. If he was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected. In such an event we would be forced to cease operations and stockholders would likely lose their entire investment in our company. In addition, the principal and interest due under this credit line are convertible into shares of our common stock at conversion prices ranging from $0.12 to $0.35 per share, and we are obligated to issue him warrants upon the conversion of this obligation. The issuance of these securities will be dilutive to our existing stockholders.

We engage in a number of material transactions with a related party and there are no assurances the terms of these transactions are fair to our company.

As described later in this report under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, during 2012 and 2013 we entered into a number of transactions with Mr. Daniel (Allen) Page. While not an officer or director of our company, in his role as a consultant to us he has the ability to exert significant influence on our business and operations. These affiliated transactions may, from time to time, result in a conflict of interest for our management. Because these transactions are not subject to the approval of our stockholders and were not negotiated on an arms-length basis, investors in our company are wholly dependent upon the judgment of our management in these related party transactions.

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

The oil gas produced by us must be marketed in order for our company to receive revenues. Oil prices are not regulated, but instead are subject to factors which are generally beyond our control, such as the supply and demand. For example, reduced oil demand and excess oil supplies will result in lower prices. Other factors affecting the price and marketing of oil and natural gas production, which are also beyond our control cannot be accurately predicted, are:

●	the cost, proximity, availability, and capacity of pipelines and other transportation facilities;
●	the price and availability of other energy sources such as coal, nuclear energy, solar, wind and alternative fuels;
●	local, state, and federal regulations regarding production, conservation, and transportation;
●	overall domestic and global economic conditions;
●	the impact of the U.S. dollar exchange rates on oil and natural gas prices;
●	technological advances affecting energy consumption;
●	governmental relations, regulations and taxation;
●	the general level of supply and market demand for oil on a regional, national and worldwide basis and the impact of energy conservation efforts;
●	weather conditions and fluctuating seasonal supply and demand for oil and natural gas;
●	economic and political instability, including war or terrorist acts in oil producing countries, including those of the Middle East, Africa and South America;

●	the amount of domestic production of oil gas; and
●

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

At December 31, 2013, our balance sheet includes approximately $3.5 million of past due debt, including past due obligations and accrued expenses. The vast majority of these liabilities predate our current operations and our current management. We do not have the funds necessary to satisfy these obligations. There are judgments against our company for a significant amount of these past due obligations, all of which relate to obligations incurred prior to our current management. If one or more of these judgment creditors should attempt to collect the amounts due, it is unlikely that we would be able to continue our operations as they are presently conducted.

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

The nature of the oil business involves a variety of risks, particularly the risk of drilling wells that are found to be unable to produce any oil at prices sufficient to repay the costs of the wells and the costs of producing the wells. We have recognized impairment expenses of $253, 682 and $216,739 in 2013 and 2012, respectively. It is possible that in the future we will continue to recognize substantial impairment expenses when uneconomic wells and declines in oil prices result in impairments of the capitalized costs of our oil properties. The oil business also includes operating hazards such as fires, explosions, cratering, blow-outs and encountering formations with abnormal pressures. The occurrence of any of these risks could result in losses. The occurrence of any one of these significant events, if it is not fully insured against, could have a material adverse effect on our financial position and results of operations.

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

	High	Low
2012
First quarter ended March 31, 2012	$0.53	$0.22
Second quarter ended June 30, 2012	$0.55	$0.31
Third quarter ended September 30, 2012	$0.45	$0.25
Fourth quarter ended December 31, 2012	$0.42	$0.23

2013
First quarter ended March 31, 2013	$0.48	$0.21
Second quarter ended June 30, 2013	$0.45	$0.22
Third quarter ended September 30, 2013	$0.29	$0.15
Fourth quarter ended December 31, 2013	$0.25	$0.10

The last sale price of our common stock as reported on the OTC Markets OTCQB tier was $0.12 per share on March 21, 2014. As of March 21, 2014, there were approximately 128 record owners of our common stock.

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During 2014, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate. In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. Our total revenues decreased 69% in 2013 from the comparable period in 2012 which attributed one time commissions, finder’s fees and sale of oil and gas leases during the 2012 period, as well as a lower amount of natural depletion of wells and downtime which are the effects of our decision to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases and new leaseholds.

At December 31, 2013, our balance sheet includes approximately $3.5 million of obligations, a substantial portion of which relates to the prior business of our company before those operations were discontinued in 2005. Other than the secured credit line due a related party, none of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

We also face the challenge of limited personnel and diversion of our management’s time and attention. In 2011, we hired a part-time accountant but we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared. To date we have not allocated the resources necessary to fund those costs. We also need to raise additional capital to provide adequate funds to satisfy our obligations. Historically, we relied upon funding available to us under a secured line of credit extended by Mr. Daniel (Allen) Page, a related party, which matured in December 2011 and is due on demand. As described elsewhere herein, in April 2012 we granted Mr. Daniel (Allen) Page a security interest in all of our assets as collateral for this obligation. At December 31, 2013, $180,000 is outstanding under this facility which is the maximum amount available. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation.

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

Going Concern

We reported net loss of $184,000 for 2013; these operating results are primarily attributable to one-time transactions and non-cash gains. At December 31, 2013, we had an accumulated deficit of approximately $16.0 million. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

We generally generate revenue from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from well services and sales of interest in oil and gas leases to third parties and finder’s fees for the culmination of the sale of oil well interests between third parties. While oil sales revenues are constant from period to period, revenues from sales of oil and gas leases and finder’s fees are transaction based on one-time for the particular transaction. Revenues generated from well services can also fluctuate dramatically from period to period. As such, we may not report revenues from those sources in all periods. Our revenues from all sources in 2013 were substantially less when compared to 2012 as we did not generate any revenues from finder’s fees in the 2013 periods and our revenues from the sales of our oil and gas leases was significantly lower. Our revenues from oil sales decreased by 23% in 2013 from 2012 primarily as a result of the natural depletion of wells, downtime, and the sales of our portions of working interest in oil leases. During 2013, the average sales price (net of taxes and transfers) per unit of oil extracted from wells drilled by us was approximately $94.04 as compared to approximately $90.69 in 2012.

Our total operating expenses in 2013 decreased approximately 38% from 2012. Oil lease operating expenses, which include our portion of the cost of contract drillers, other expenses associated with the drilling operations and depletion expense, were 141% of oil sales revenues in 2013 as compared to 122% of oil sales revenues in 2012. The declines in margins for our oil sales are attributable to the natural depletion of wells, downtime, and the sales of our portions of working interest in oil leases which historically had higher margins. Cost of oil and gas leases sold in 2013 were 9% of the revenue from the sale of the oil and gas leases, as compared to 36% in 2012 as the cost of oil and gas sold were minimized resulting from our new package drilling which lowered our overall drilling and completion costs associated with joint ventured wells.

During 2013, our sales, general and administrative expenses decreased approximately 15% from 2012 which is primarily attributable to lower cost associated with the reduction in compensation to our chief executive officer and accounting costs. Included in sales, general and administrative expenses in 2013 is consulting expenses of $51,024 paid to Mr. Daniel (Allen) Page, a related party, an increase 3% over 2012, and $22,657 of non-cash depreciation expense, decrease of 15% from 2012. In 2013, the amount of impairment of developed properties represents the cost of dry holes drilled. Although we experienced a decrease in operating expenses in 2013, we anticipate our operating expenses will increase in 2014 which will be reflective of our increased business operations. We are not able at this time, however, to quantify the amount of the expected increase.

During the 2012 periods we recognized one-time non-cash gains on derivatives and liquidated damages, and write-off of accounts payable for which there were no comparable transactions in the 2013 periods.

During 2013, our interest expense which is primarily related to the outstanding under the secured line of credit provided by a related party which provides funding for our operations was relatively constant from the period to period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2013, we had a working capital deficit of $3,096,764 as compared to a working capital deficit of $3,142,186 at December 31, 2012. Our current liabilities at December 31, 2013 include approximately $3.5 million of accounts payable and accrued expenses. Included in our accrued expenses at December 31, 2013 is approximately $57,000 of consulting expenses accruing from first quarter 2012, due a related party, and approximately $154,000 of accrued taxes. In addition, at December 31, 2013 we owe a related party $180,000 of principal and $0 of accrued interest under a secured line of credit described below.

Net cash provided by operating activities for 2013 was $288,567 as compared to net cash used in operating activities of $316,409 for 2012. During the 2013 period, we primarily used cash to fund our loss and reduce our accounts payable and accrued expenses. During the 2012 period, cash was provided by our net income and increases in our accounts payable offset by increased in accounts receivable. Net cash used in investing activities in 2013 was $(261,027) and reflected the sale of oil and gas rights, net of purchase of oil and gas rights and purchase of fixed assets. We did not generate any cash from financing activities in 2013.

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

Effective December 13, 2010, we entered into a Fifth Amendment to the Convertible Line of Credit Note with Mr. Daniel (Allen) Page pursuant to which he extended the due date of all amounts due under the Convertible Line of Credit to December 31, 2012. The Convertible Line of Credit is now due on demand. In April 2013 we entered into a Security Agreement with Mr. Daniel (Allen) Page to provide collateral for the repayment of this obligation. The Security Agreement provides that if there is an “event of default” under the agreement, the lender is entitled to take possession of our assets. Events of default include, among other items, (i) a failure to pay the obligations when due, (ii) a judgment in excess of $10,000, (iii) appointment of a receiver or an event of bankruptcy, or (iii) a breach by us of any covenant of the Security Agreement. Under the terms of the Security Agreement, we also agreed not to take certain actions, including:

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

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting as described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2013, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses.

The material weaknesses identified are related to insufficient personnel and accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to these material weaknesses, in preparing our financial statements for the year ended December 31, 2013 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles. While we hired an experienced accountant in 2011 in an effort to mitigate to an extent these material weaknesses, she is a part-time employee and we continue to lack sufficient personnel and resources. Although we believe the possibility of errors in our financial statements is remote, until such time as we hire a full time principal financial officer and expand our staff with qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     Other Information.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
Ken Page	41	Chairman of the Board, Chief Executive Officer, President, Secretary
Brad McNeil	46	Director

Ken Page. Mr. Page has served as Chairman of the Board and Chief Executive Officer of our company since September 2007. Prior to joining the company, in 2006 Mr. Page was an associate broker with No. 1 Quality Realty in Tennessee. From 2002 to 2006, Mr. Page was a programmer with S &S Precision Inc., a Tennessee manufacturer of industrial molds, tool and die material and packing.

Brad McNeil. Mr. McNeil has been a member of our Board of Directors since October 2007. Since 2000 Mr. McNeil has been the Plant Manager for Certified Cylinder, Inc., a Tennessee tank refurbisher. In addition, during the past 18 years Mr. McNeil has provided part-time field work for independent oil operators.

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

Under the terms of the 2012 agreement we agreed to pay Mr. Daniel (Allen) Page a fee of $40,000 and pay his expenses incurred in providing the services to us up to a maximum of $1,000 per month. We also provide Mr. Page with the full-time use of a company-owned vehicle as additional compensation. The initial term of the agreement is one year and the term automatically expands for successive one year terms unless either we or Mr. Page provide notice of non-renewal at least 60 days prior to the expiration of the then current term. The agreement contains customary confidentiality provisions. As of December 31, 2013, we have accrued as a liability an aggregate of $31,149 under this agreement.

We are also a party to a number of additional transactions with Mr. Daniel (Allen) Page as described later in this report under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence. While he has not been elected as a member of our Board of Directors or appointed as an officer of our company, as a result of the scope of his services to us and the level of influence he has over our business and operations. Mr. Daniel (Allen) Page is deemed to be a control person of our company within the meaning of Rule 405 of the Securities Act of 1933.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2013.

ITEM 11.     EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2013 and 2012 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2013. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 7 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Ken Page, Chief Executive Officer [1]	2013	46,000	0	0	0	0	0	0	46,000

	2012	40,000	0	0	0	0	0	0	40,000

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

On July 1, 2012 we entered into an agreement with Mr. Page pursuant to which certain terms of his Employment Agreement were amended at his request in an effort to assist our company during our development of our new business. Under Amendment No. 2 to Mr. Page’s Employment Agreement, his base salary was reduced from $50,000 per year to $40,000 per year and he forgave his accrued wages of $ 85,076. We provide Mr. Page with the full time use of a company-owned vehicle as additional compensation.

The terms of the employment agreement were approved by our Board of Directors, of which Mr. Page is one of two members. We have not utilized the services of a compensation consultant.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2013:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Ken Page	508,000	0	0	0.25	9/29/14	0	0	0	0

	1,500,000	0	0	0.30	9/14/15	0	0	0	0

Stock Option Plans

2004 Stock Incentive Plan

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004. No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000. At December 31, 2013 there were outstanding options to purchase 205,000 shares of our common stock at an exercise prices ranging from $0.25 to $0.56 per share.

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

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. Mr. Page, who is an executive officer of our company, does not receive any compensation specifically for his services as a director. In 2013 we did not compensate Mr. McNeil for his services to us as a director.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 21, 2014, we had 38,176,085 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2014 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Ken Page (1)	2,008,000	5.0%
Brad McNeil (2)	180,000	<1%
All officers and directors as a group (two persons) (1) (2)	2,188,000	5.4%
Travis Coomer (3)	3,264,285	8.6%
Mitchell Coomer (4)	2,735,715	7.2%
Daniel (Allen)Page (5)	2,960,822	7.4%

(1)                   The number of shares of common stock beneficially owned by Mr. Ken Page includes shares underlying options to purchase:

•	508,000 shares of our common stock with an exercise price of $0.25 per share which expire in September 2014, and
•	1,500,000 shares of our common stock with an exercise price of $0.30 per share which expire in September 2015.

(2)                   The number of shares of common stock beneficially owned by Mr. McNeil includes shares underlying options to purchase 180,000 shares of our common stock with an exercise price of $0.12 per share which expire in September 2014.

(3)                   Mr. Coomer’s address is 1115 Jamestown Street, Suite 3, Columbia, KY 42728.

(4)                   Mr. Coomer’s address is 401 Coomer Road, Columbia, KY 42728.

(5)                   Mr. Daniel (Allen) Page’s address is Post Office Box 574, Crossville, TN 38557. The number of shares owned by Mr. Page includes 1,054,852 shares which are presently outstanding, together with:

•	1,825,970 shares issuable upon the conversion of $180,000 principal amount due under the secured line of credit note with Mr. Daniel (Allen) Page, and
•

80,000 shares issuable upon the exercise of warrants with exercise prices ranging from $0.12 to $0.35 per share we will issue Mr. Daniel (Allen) Page upon the conversion or satisfaction of secured line of credit.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2013.

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

During 2013 we were also a party to several additional transactions with Mr. Daniel (Allen) Page, including:

•                Mr. Daniel (Allen) Page also provides a secured line of credit to us which is described earlier in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Secured Line of Credit with Mr. Daniel (Allen) Page. During 2013 we paid Mr. Page $15,100 of interest under this secured credit line. At December 31, 2013 we owed Mr. Daniel (Allen) Page $180,000 principal and $0 of accrued but unpaid interest. In April 2013 we entered into a Security Agreement with Mr. Daniel (Allen) Page pursuant to which we granted him a security interest in all of our assets to ensure the repayment of the secured credit line which is described in greater detail earlier in this report; and

•                On August 15, 2012, effective July 1, 2012, we entered into a new Consulting Agreement with Mr. Daniel (Allen) Page which replaced the earlier agreement dated March 1, 2011. The terms of this agreement are described earlier in this report under Part III, Item 10. Directors, Executive Officers and Corporate Governance. At December 31, 2013 we owed Mr. Page $56,819 accrued consulting fees under this agreement, net of payments of $17,330 during 2013.

On September 17, 2013, we provided Mr. Page with the full time use of a company-owned vehicle as additional compensation for an initial cost of $12,000. We are responsible for 100% of the costs to maintain this vehicle.

As these transactions were not negotiated on an arms-length basis, there are no assurances that the terms of these transactions are as fair to our company as we might receive from an unrelated third party.

Director Independence

Mr. McNeil is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Liggett, Vogt and Webb P.A. in 2013 and Sherb & Co., LLP for 2012.

	2013	2012
Audit Fees	$34,000	$34,000
Audit-Related Fees	0	0
Tax Fees	3,500	3,500
All Other Fees	0	0
Total	$37,500	$37,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2013 were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Designation of Series A Preferred Stock (2)
3.3	Amended and Restated By-Laws (2)
3.4	Certificate of Ownership merging TN-K Energy Group Inc. into Digital Lifestyles Group, Inc. (13)
4.1	Specimen stock certificate for common stock (2)
4.2	Convertible Promissory Note dated April 1, 2005 issued to Alloy Marketing and Promotions, LLC (19)
4.3	Form of convertible promissory note issued to Mr. L.E. Smith in September 2005 (3)
4.4	Form of common stock purchase warrant issued to Mr. L.E. Smith in connection with convertible promissory note (3)
4.5	Form of $250,000 principal amount 7.5% convertible promissory note issued to Mr. Dan Page in April 2007 (6)
4.6	Form of warrant issued to Mr. Dan Page in connection with $250,000 principal amount 7.5% convertible promissory note issued in April 2007 (5)
4.7	Amendment to Convertible Line of Credit Note (6)
4.8	Second Amendment to Convertible Line of Credit Note dated May 1, 2009 (7)
4.9	Third Amendment to Convertible Line of Credit dated December 8, 2009 (19)
4.10	Fourth Amendment to Convertible Line of Credit Note Agreement with Dan Page dated June 29, 2010 (15)
4.11	Form of Fifth Amendment Convertible Line of Credit Note Agreement with Dan Page dated December 31, 2010 (17)
4.12	Form of Class A Warrant (9)
4.13	Form of convertible promissory note issued to Mr. Robert Wood (3)
4.14	Form of common stock purchase warrant issued to Mr. Wood in connection with convertible promissory note (3)
4.15	Form of common stock purchase warrant issued to Westech Capital (4)
4.16	Form of common stock purchase warrant issued to Tejas Incorporated (18)
10.1	2004 Stock Incentive Plan (2)
10.2	Form of registration rights agreement in favor of each of Mr. L.E. Smith and Mr. Robert Wood (3)
10.3	Form of Registration Rights Agreement with Mr. Dan Page (5)
10.4	Employment Agreement with Ken Page (6)
10.5	Form of Amendment No. 1 to Employment Agreement with Ken Page (8)
10.6	Form of Amendment to No. 2 to Employment Agreement with Ken Page (8)
10.7	2009 Equity Compensation Plan (8)
10.8	Form of Assignment of Oil and Gas Lease (10)
10.9	Assignments of Oil and Gas Leases (11)
10.10	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Mitchell Coomer, Travis Coomer, Americas Energy Company and TN-K Energy Group, Inc. (13)
10.11	Assignment of Oil and Gas Lease dated February 2, 2010 by and between Travis Coomer Drilling Co. and TN-K Energy Group, Inc. (13)
10.12	Assignment of Oil and Gas Lease (full checkerboard) dated February 2, 2010 by and between Mitchell Coomer and Travis Coomer and TN-K Energy Group, Inc. (18)
10.13	Registration Rights Agreement dated January 27, 2005 with Alloy Marketing and Promotions, LLC (18)
10.14	Assignments of Oil and Gas Lease dated May 6, 2010 by and between Mitchell Coomer and Travis Coomer and TN-K Energy Group, Inc. (14)
10.15	Assignment dated September 17, 2010 from Overton Oil & Gas Corp. to TN-K Energy Group Inc. (16)
10.16	Assignment dated September 17, 2010 between TN-K Energy Group Inc. and King’s Oil, LLC. (16)
10.17	Guaranteed Contract dated September 17, 2010 between TN-K Energy Group Inc. and King’s Oil, LLC. (16)
10.18	Form of Consulting Agreement dated March 31, 2011 with Dan Page (21)
10.19	Security Agreement dated as of October 2, 2012 by and between Daniel Allen Page and TN-K Energy Group Inc.
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

TN-K Energy Group Inc.

March 31, 2014	By:	/s/ Ken Page
Ken Page, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Ken Page	Chief Executive Officer, President, Secretary,	March 31, 2014
Ken Page	Director, Principal Executive Officer and Principal Financial and Accounting Officer

/s/ Brad McNeil	Director	March 31, 2014
Brad McNeil

Index of Exhibits

23.1	Consent of Lee Keeling & Associates, Inc. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
99.1	Reserve Report of Lee Keeling & Associates, Inc. at December 31, 2013 *

TN-K ENERGY GROUP INC

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TN-K Energy Group, Inc.

We have audited the accompanying balance sheets of TN-K Energy Group, Inc. as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and cash flows for each of the years then ended December 31, 2013 and 2012, in conformity with generally accepted accounting principles in the United States.

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

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

New York, New York

March 31, 2014

TN-K Energy Group Inc

Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$514,003	$486,464
Accounts receivable	17,318	24,895
TOTAL CURRENT ASSETS	531,321	511,359

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,691,756	1,923,659

EQUIPMENT, net of depreciation	122,105	117,965
OTHER ASSETS	42,000	42,000

TOTAL ASSETS	$2,387,182	$2,594,983

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$2,889,819	$2,933,743
Accrued expenses	558,167	539,802
Convertible note payable - related party	180,000	180,000

TOTAL CURRENT LIABILITIES	3,627,986	3,653,545

LONG TERM LIABILITIES:
Asset retirement obligation	31,640	30,040
Deferred income taxes payable	285,097	285,097
TOTAL LONG TERM LIABILITIES	316,737	315,137

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 38,176,085 and 38,176,085 issued and outstanding, respectively	1,145,282	1,145,282
Additional Paid - In Capital	13,437,513	13,437,513
Accumulated deficit	(16,140,336)	(15,956,494)

TOTAL STOCKHOLDERS' DEFICIT	(1,557,541)	(1,373,699)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,387,182	$2,594,983

See accompanying notes to financial statements.

TN-K Energy Group, Inc.

Statement of Operations

	Year Ended December 31,
	2013	2012

Revenue:
Commission	$-	$316,667
Oil sales	156,767	204,962
Finders Fee	0	75,000
Well Services	29,594	775
Well Equipment Rental	-	500
Sale of oil and gas leases	398,250	1,285,600
Total Revenue	584,611	1,883,504

Expense:
Oil lease operating expense	221,313	250,463
Cost of oil and gas leases sold	37,494	463,972
Sales, general and administrative	240,890	283,567
Impairment of developed properties	253,682	216,739
Total Operating Expenses	753,379	1,214,741

Income / (Loss) From Operations	(168,768)	668,763

Other Income (Expense):

Gain (loss) on derivatives	-	1,164,898
Gain on write off off accounts payable	-	359,827
Gain on Debt Relief	-	1,342,684
Liquidated damages	-	742,683
Interest expense	(15,100)	(16,317)
Other income	26	-
Total Other Income (Expense)	(15,074)	3,593,775

Net Income / (Loss) before taxes	(183,842)	4,262,538
Income taxes	-	285,097
Net Income / (Loss)	$(183,842)	$3,977,441

Basic Income/Loss per common share	$(0.00)	$0.11
Diluted Income/Loss per common share	$(0.00)	$0.10

Weighted average number of common shares outstanding -
Basic	38,176,085	38,153,997
Diluted	38,176,085	39,393,527

See accompanying notes to financial statements.

TN-K Energy Group Inc

Statement of Cash Flows

	Year Ended December 31,
	2013	2012

Cash Flow From Operating Activities:
Net Income / (Loss)	$(183,842)	$3,977,441
Adjustments to Net Income / (Loss)
Depreciation and depletion	235,009	257,281
Impairment loss on developed oil property	253,682	216,739
Contributed services	-	19,076
Change in fair fair of asset retirement obligation	1,600	(18,820)
Change in fair value of derivative and liquidating damages liabilities	-	(1,907,583)
Gain on writeoff of notes payable and accrued interest	-	(1,702,511)
Gain on sale of oil and gas leases, after tax	-	(536,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	7,577	1,083
Accounts receivable - related party	0	29,609
Accounts payable and accrued expenses	(25,459)	(19,375)
Net Cash Provided by Operating Activities	288,567	316,409

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(271,731)	(365,309)
Refund of asset retirement deposits	-	22,000
Sale of oil and gas rights	37,500	400,000
Purchase of fixed assets	(26,797)	(27,294)
Net Cash Provided by Investing Activities	(261,028)	29,397

Cash Flow From Financing Activities:	-	-

Net Increase In Cash and Cash Equivalents	27,539	345,806

Cash and cash equivalents at beginning of period	486,464	140,658

Cash and cash equivalents at end of period	$514,003	$486,464

Supplemental cash flow information:
Cash paid for interest	$15,100	$16,318

Non-cash financing activities:
Equity issued for debt and interest	$-	$71,800
Contribution of accrued salary	$-	$66,000

See accompanying notes to financial statements.

TN-K Energy Group Inc

Statement of Changes in Stockholders’ Deficit

Years ended December 31, 2013 and 2012

	Preferred Stock		Common Stock
	Shares Par Value $0.01	Amount	Shares Par Value $0.03	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2011	-	-	37,888,939	$1,136,668	$13,289,251	$(19,933,935)	$(5,508,016)

Conversion of notes payable and interest into stock			287,146	8,614	63,186		71,800

Contribution of salary and accrued salary					85,076		85,076

Net income	-	-	-	-	-	3,977,441	3,977,441

Balance at December 31, 2012	-	-	38,176,085	1,145,282	13,437,513	(15,956,494)	(1,373,699)

Net loss	-	-	-	-	-	(183,842)	(183,842)

Balance at December 31, 2013	-	-	38,176,085	$1,145,282	$13,437,513	$(16,140,336)	$(1,557,541)

See accompanying notes to financial statements.

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and a substantial portion of the debt is in default and has a stockholders’ deficit of $(1,557,640) as of December 31, 2013. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

The Company utilizes the methods of fair value measurement as described in ASC 820 to value its financial assets and liabilities. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hieracy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
•	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value of hierarchy gives the lowest priority to Level 3 inputs.

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2013      and 2012, management had determined no allowance for uncollectible receivables was necessary. At December 31, 2013and 2012, we had accounts receivable and receivables from the sale of a partial interest in oil wells of $17,318 and $24,895, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation. For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface. Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset. Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of December 31, 2013 and December 31, 2013, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO for the years ended December 31, 2013 and 2012:

	2013	2012
Asset retirement obligation beginning of period	$30,040	$48,860
Liabilities incurred	0	0
Liabilities settled	0	(23,180)
Accretion	1,600	4,360
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$31,640	$30,040

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development. Internal costs that are capitalized at December 31, 2013 and 2012, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

Capitalized costs of oil and gas properties evaluated as having, or not having, proved reserves are amortized in the aggregate by country using the unit-of-production method based upon estimated proved oil and gas reserves. The Company currently does not have any gas production which is sold, but we have developed policies to be inclusive of such production, if and when the Company becomes capable of selling such gas. For amortization purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil. Amortizable costs include estimates of future development costs of proved undeveloped reserves. The costs of properties not yet evaluated are not amortized until evaluation of the property. We make such evaluations for a well and associated lease rights when it is determined whether or not the well has proved oil and gas reserves. Other unevaluated properties are evaluated for impairment as of the end of each calendar quarter based upon various factors at the time, including drilling plans, drilling activity, management's estimated fair values of lease rights by project, and remaining lives of leases.

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

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

Revenue Recognition — We recognize oil revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. We recognize the sale of the partial interests in our oil wells once the terms of such contract have been fulfilled. Commission and finder’s fee revenues were recorded upon the culmination of the sale of oil well interests between the third parties

Major Customers — During the years ended December 31, 2013 and 2012, we had two customers, accounting for 100% of oil sales. Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period. Any common shares issued as a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. For the year ended December 31, 2012, the diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Included in the dilutive securities are 3,402,211 of options and warrants and 980,794 shares issuable upon conversion of $180,000 of debt outstanding. For the year ended December 31, 2013, there were 3,393,000 stock options outstanding and $180,000 of convertible debt, excluded from the computation of dilutive securities as the effect would have been anti-dilutive.

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Reclassification — Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the December 31, 2013 financial statement presentation. Such reclassifications have had no effect on net income.

Recent Accounting Pronouncements- All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	December 31, 2013	December 31, 2012
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,325,405	$1,392,679
Evaluated costs	1,525,122	1,246,077
Asset retirement costs	39,600	39,600
	2,890,127	2,678,356

Well equipment, furniture and software	183,809	157,309
	3,073,936	2,835,665
Less accumulated depreciation, depletion and amortization	(1,260,075)	(794,041)

Oil and gas property and equipment	$1,813,861	$2,041,624

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties is excluded from the amortization computation. The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Year Incurred	Net Costs Incurred
Year ended December 31, 2013	$(67,274)
Year ended December 31, 2012	842,811
Year ended December 31, 2011	(592,569)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
$1,325,405

Costs associated with unevaluated properties are primarily lease acquisition costs. At December 31, 2013 and December 31, 2012, we drilled 3 and 12 dry holes and recorded an impairment expense of $120,557 and $216,739, associated with dry holes. Pending costs of $1,640 and $100,715 for wells-in-progress existed at December 31, 2013 and 2012, respectively. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

Prospect leasing and acquisition normally require one to three years, and the subsequent evaluation normally requires an additional one to three years.

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

Acquisitions and sales of oil properties

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

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

On September 17, 2013, per a Bill of Sale the Company purchased a truck to add to their fleet for approximately $12, 000.

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

On October 25, 2013, per a Bill of Sale the Company purchased a new truck to add to their fleet for approximately $15, 500.

On December 19, 2013, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the William Johnson Well #1 in Fentress County, Tennessee at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY.

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for the year ended December 31, 2013 and 2012:

	Years Ended December 31
	2013	2012
Amortization of costs for evaluated oil properties	$212,352	$230,665
Depreciation of office equipment, furniture and software	22,657	26,616
Total DD&A expense	$235,009	$257,281

The resulting depletion for the year ended December 31, 2013 and 2012, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

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

At December 31, 2013 and 2012, we owed Mr. Page $180,000 and $180,000, respectively of principal and approximately $0 and $455, respectively of accrued but unpaid interest under this credit line. Mr. Daniel (Allen) Page a principal stockholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors. We have also entered into a number of joint ventures with Mr. Page. See Note 7 – Related Party Transactions.

Convertible notes payable and loans payable are summarized as follows:

	December 31, 2013	December 31, 2012
Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, secured, due on demand	$180,000	$180,000

	$180,000	$180,000

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

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

Income tax expenses and effective income tax rates for the years ended December 31, 2013 and 2012 consist of the following:

	2013	2012
Current taxes (federal and state benefit)	$(71,000)	$1,631,000
Permanent differences	0	(731,000)
Valuation allowance (NOL utilized)	0	(615,000)
Income tax expense (reduction)	0	285,000
Income (loss) before income taxes	$(183,842)	$4,262,538
Effective income tax rate	0%	0%

The effective income tax rate for the years ended December 31, 2013 and 2012 differ from the U.S. Federal statutory income tax rate as follows:

	2013	2012
Federal statutory income tax rate	34%	34%
State income taxes, net of federal benefit	4%	4%
Permanent differences	-	(17%)
Valuation allowance	(38%)	(14%)
Effective income tax rate	0%	7%

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

The Company has net operating loss carryforwards as of December 31, 2013 and 2012 of $42.9 million and $42.6 million, respectively. These net operating loss carryforwards expire at various dates through 2033. The related deferred tax assets of $16.4 million and $16.4 million have been fully reserved, primarily due to the lack of recurring income from operations. The Company has a deferred tax liability of $.3 million arising from the book gain for the fair value of oil wells acquired in the April 2012 transaction.

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

Stock Options

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”).

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

NOTE 6 — STOCKHOLDERS’ EQUITY (continued).

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

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	4,557,664	$.31
Granted	-	.00
Exercised	-	.00
Expired or cancelled	(1,164,664)	.00
Outstanding at December 31, 2012	3,393,000	$.31
Granted	-	.00
Exercised	-	.00
Expired or cancelled	-	.00
Outstanding at December 31, 2013	3,393,000	$.31

The following table summarizes information about options outstanding and exercisable at December 31, 2013:

			Options Outstanding and exercisable
			Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01	to	$0.24	180,000	2.75	$0.12	180,000
$0.25	-	$0.50	3,133,000	1.95	0.37	3,133,000
$0.51	-	$1.00	80,000	4.08	$0.56	80,000

			3,393,000		$0.31	3,393,000

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for five to ten years from the grant date.

The intrinsic value of these options and warrants at December 31, 2013 and 2012 was $3,600 and $342,910, respectively.

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

NOTE 7 — RELATED PARTY TRANSACTIONS (continued).

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

NOTE 7 — RELATED PARTY TRANSACTIONS (continued).

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

On December 19, 2013, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the William Johnson Well #1 in Fentress County, Tennessee at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

On December 9, 2012, the Company made payments of approximately $300,000 towards accrued interest and principal reduction of the outstanding notes payable due to Mr. Allen (Dan) Page and accrued consulting expenses. At December 31, 2013 and December 31, 2012 we owed Mr. Page $180,000 and $180,000, respectively of principal and approximately $0 and $455, respectively of accrued but unpaid interest under this credit line.

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

NOTE 9 ─ SUBSEQUENT EVENTS.

On January 4, 2014, per a Memorandum of Understanding the Company participated and permitted 87.5% working interests as the operator in the Todd Anderson Well #4 at the cost of approximately $27,500 and is responsible for 100% of the all costs associated with the well.

On February 16, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Gerald Norrad Well #3 at the cost of approximately $15,000. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

On March 26, 2014 per Memorandum of Understanding the Company sold 37.5% working and royalty interest to two individuals and/or entities in the Millard Willis Well #8 for approximately $12,000 and is responsible for 45% of all the costs associated with the well.

On March 31, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Alan Parrish Well #1 in Clinton County, Kentucky at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

NOTE 10 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED).

The Company continues to operate through its oil production in 2013 and some limited amounts of exploration. The information presented below regarding the Company’s proved developed producing reserves, proved developed and proved undeveloped reserves were prepared by independent petroleum engineering consultants. All reserves are located within the continental United States.

As at December 31, 2013 and 2012 the oil reserves consisted of the following;

	Estimated Remaining Reserves at December 31,
	2013				2012
	Gross	Net	Future Net Revenues		Gross	Net	Future Net Revenues
Reserve Classification	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)
Proved Developed
Producing	105,487	7,572	638,664	354,631	144,159	10,095	832,142	486,372
Non-producing	20,301	3,585	248,566	159,183	5,996	3,819	216,600	164,173
Sub-total	125,788	11,157	887,230	513,814	150,155	13,914	1,048,742	650,545

Proved Undeveloped	43,740	10,387	532,966	317,173	75,595	8,640	534,282	347,838

Total Proved	169,528	21,544	1,420,196	830,987	225,750	22,554	1,583,024	998,383

Probable	64,346	13,528	838,440	490,102	156,675	37,068	2,295,729	1,459,237

Possible	214,440	60,324	3,899,959	2,153,055	236,445	68,039	4,143,719	2,510,875

Total All Reserves	448,314	95,396	6,158,595	3,474,144	618,870	127,661	8,022,472	4,968,495

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

NOTE 10 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED) (continued).

Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the year ended December 31, 2013 and 2012 are presented in table below.

	Oil (BBLS)	Gas (MCF)
Beginning of year – January 1, 2012	24,471	-
Provisions of previous quantity estimates	85,285	-
Extensions, discoveries and improved recoveries		-
Acquisitions	30,537
Sales of reserves in place	(10,941)	-
Production	(1,691)	-
End of year – December 31, 2012	127,661	0
Provisions of previous quantity estimates	(15,966)	-
Extensions, discoveries and improved recoveries		-
Acquisitions	-	-
Sales of reserves in place	(14,632)	-
Production	(1,667)	-
End of year – December 31, 2013	95,396	0

Proved developed reserves at December 31, 2012	127,661	0
Proved developed reserves at December 31, 2013	95,396	0

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

	2013	2012
Future cash inflows	$8,969,100	$11,577,548
Future costs:
Production	(1,277,187)	(1,551,432)
Development	(1,194,134)	(1,574,050)
Future income tax expense	(399,186)	(429,595)
	6,158,595	8,022,471
Future net cash flows
10% discount factor	(2,711,453)	(3,053,976)

Standardized measure of discounted future net cash flows relating to proved reserves	$3,474,142	$4,968,495

The principal sources of changes in the standardized measure of discounted future net cash flows during the year ended December 31, 2013 and 2012 are as follows:

	2013	2012
Beginning balance	$4,968,495	$961,724
Sales, net of production costs	(155,199)	(185,164)
Net changes in prices and production costs	5,551	183,972
Sales of minerals in place	(37,500)	(420,814)
Acquisitions	-	862,369
Development costs incurred during the year	271,731	365,309
Changes in estimated future development costs	(379,916)	1,445,200
Revisions in previous quantity estimates	(1,530,743)	1,310,624
Accretion of discount	422,132	96,172
Change in income taxes	(90,409)	349,103
Change in other

Ending balance	$3,474,142	$4,968,495

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012

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