Form 10-Q
period 2014-03-31
TN-K ENERGY GROUP INC.
filed 2014-05-14
CIK 942650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________________ TO __________________________
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 38,176,085 shares of common stock are issued and outstanding as of May 7, 2014.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2013 and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

 OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc. In addition, when used herein and unless specifically set forth to the contrary, “First Quarter 2014” refers to the three months ended March 31, 2014, “First Quarter 2013” refers to the three months ended March 31, 2013, “2014” refers to the year ended December 31, 2014, and “2013” refers to the year ending December 31, 2013.

PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements.

TN-K Energy Group Inc

Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$386,220	$514,003

Accounts receivable	21,069	17,318
TOTAL CURRENT ASSETS	407,289	531,321

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,702,047	1,691,756

EQUIPMENT, net of depreciation	115,540	122,105

OTHER ASSETS	42,000	42,000

TOTAL ASSETS	$2,266,876	$2,387,182

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable	$2,879,235	$2,889,819
Accrued expenses	556,897	558,167
Convertible note payable - related party	170,000	180,000

TOTAL CURRENT LIABILITIES	3,606,132	3,627,986

LONG TERM LIABILITIES:
Asset retirement obligation	32,040	31,640
Deferred income taxes payable	285,097	285,097
TOTAL LONG TERM LIABILITIES	317,137	316,737

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 38,176,085 and 38,176,085 issued and outstanding, respectively	1,145,282	1,145,282
Additional Paid - In Capital	13,437,513	13,437,513
Accumulated deficit	(16,239,188)	(16,140,336)

TOTAL STOCKHOLDERS' DEFICIT	(1,656,393)	(1,557,541)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,266,876	$2,387,182

See accompanying notes to financial statements.

TN-K Energy Group, Inc.

Condensed Statement of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenue:
Oil sales	12,886	49,290
Total Revenue	12,886	49,290

Expense:
Oil lease operating expense	50,038	56,543
Cost of oil and gas leases sold	-	-
Sales, general and administrative	58,082	72,604
Impairment of developed properties	-	75
Total Operating Expenses	108,120	129,222

(Loss) From Operations	(95,234)	(79,932)

Other Income (Expense):

Interest expense	(3,618)	(3,729)
Other expense	-	(300)
Other income	-	26
Total Other Income (Expense)	(3,618)	(4,003)

Net (Loss) before taxes	(98,852)	(83,935)
Income taxes	-	-
Net (Loss)	$(98,852)	$(83,935)

Basic Loss per common share	$(0.00)	$(0.00)
Diluted Loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -
Basic	38,176,085	38,176,085
Diluted	38,176,085	38,176,085

See accompanying notes to financial statements.

TN-K Energy Group Inc

Condensed Statement of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Cash Flow From Operating Activities:
Net (Loss)	$(98,852)	$(83,935)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and depletion	54,987	60,142
Impairment loss on developed oil property	-	75
Change in fair fair of asset retirement obligation	400	400
Changes in operating assets and liabilities:
Accounts receivable	(3,751)	-
Accounts receivable - related party	-	2,382
Accounts payable and accrued expenses	(11,854)	(16,790)
Net Cash Used in Operating Activities	(59,070)	(37,726)

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(58,713)	(4,825)
Net Cash Used in Investing Activities	(58,713)	(4,825)

Cash Flow From Financing Activities:
Repayment of notes payable	(10,000)	-
Net cash used in financing activities	(10,000)	-

Net decrease In Cash and Cash Equivalents	(127,783)	(42,551)

Cash and cash equivalents at beginning of period	514,003	486,464

Cash and cash equivalents at end of period	$386,220	$443,912

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements.

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of March 31, 2014 and December 31, 2013 and three months ended March 31, 2014 and 2013

(unaudited)

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The accompanying condensed financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2013 which was filed on April 1, 2014.

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(1,656,393) as of March 31, 2014. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of March 31, 2014 and December 31, 2013 and three months ended March 31, 2014 and 2013

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At December 31, 2013, management had determined no allowance for uncollectible receivables was necessary. At March 31, 2014 and December 31, 2013, we had accounts receivable and receivables from the production of oil sale of $21,069, of which $0 was accounts receivable-related party, and $17,318, of which $0 was accounts receivable-related party, respectively.

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

The following table reflects the change in ARO at:

	March 31, 2014	December 31, 2013
Asset retirement obligation beginning of period	$31,640	$30,040
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion	400	1,600
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$32,040	$31,640

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at March 31, 2014 and December 31, 2013, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of March 31, 2014 and December 31, 2013 and three months ended March 31, 2014 and 2013

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

Major Customers — During the three months ended March 31, 2014 and 2013, we had two customers, respectively accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period. Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Stock options of 3,393,000 and shares issuable for convertible debt of 1,138,889 have been excluded for diluted per share computation for the quarter ended March 31, 2014, as they were anti-dilutive. Stock options of 3,393,000 and shares of issuable convertible debt of 1,250,000 have been excluded for diluted per share computation for the quarter ended March 31, 2013, as they were anti-dilutive.

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of March 31, 2014 and December 31, 2013 and three months ended March 31, 2014 and 2013

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

Reclassification — Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform to the March 31, 2014 financial statement presentation.  Such reclassifications have had no effect on net income (loss).

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 —  OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	March 31, 2014	December 31, 2013
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,325,405	$1,325,405
Evaluated costs	1,583,835	1,525,122
Asset retirement costs	39,600	39,600
	2,948,840	2,890,127

Well equipment, furniture and software	183,809	183,809
	3,132,649	3,073,936
Less accumulated depreciation, depletion and amortization	(1,315,062)	(1,260,075)

Oil and gas property and equipment	$1,817,587	$1,813,861

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Year Incurred	Net Costs Incurred

Three months ended March 31, 2014	$0
Year ended December 31, 2013	(67,274)
Year ended December 31, 2012	842,811
Year ended December 31, 2011	(592,569)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
$1,325,405

Costs associated with unevaluated properties are primarily lease acquisition costs. At December 31, 2013, we drilled 3 dry holes and recorded an impairment expense of $120,557, associated with dry holes. There were no pending costs for wells-in-progress at December 31, 2013, respectively. During the three months ended March 31, 2014 and March 31, 2013, we recorded an impairment expense of $0 and $75; respectively. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of March 31, 2014 and December 31, 2013 and three months ended March 31, 2014 and 2013

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

On September 17, 2013, the Company purchased a truck to add to their fleet for approximately $12, 000.

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

  TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of March 31, 2014 and December 31, 2013 and three months ended March 31, 2014 and 2013

NOTE 3 —  OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

On October 11, 2013, per a Memorandum of Understanding the Company participated and permitted 50% working interests as the operator in the Millard Willis Well #7 at the cost of $18,500 and is responsible for 55% of the all costs associated with the well.

On October 25, 2013, the Company purchased a new truck to add to their fleet for approximately $15, 500.

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

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three months ended March 31, 2014 and 2013:

	2014	2013
Amortization of costs for evaluated oil properties	$48,422	$54,524
Depreciation of office equipment, furniture and software	6,565	5,618
Total DD&A expense	$54,987	$60,142

The resulting depletion and depreciation costs of $48,422 and $54,524 for the three months ended March 31, 2014 and 2013, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of March 31, 2014 and December 31, 2013 and three months ended March 31, 2014 and 2013

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

At March 31, 2014 and December 31, 2013, we owed Mr. Daniel (Allen) Page $170,000 and $180,000, respectively of principal and approximately $3,218 and $0, respectively of accrued but unpaid interest under this credit line. Mr. Daniel (Allen) Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors. We have also entered into a number of joint ventures with Mr. Daniel (Allen) Page. See Note 6- Related Party Transactions.

Convertible notes payable and loans payable are summarized as follows:

	March 31, 2014	December 31, 2013
Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due December 31, 2013	170,000	180,000
	$170,000	$180,000

NOTE 5 —  STOCKHOLDERS’ DEFICIT.

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of March 31, 2014 and December 31, 2013 and three months ended March 31, 2014 and 2013

NOTE 5 —  STOCKHOLDERS’ DEFICIT. (continued).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,393,000	$0.31
Granted	-	.00
Exercised	-	.00
Expired or cancelled	-	.00
Outstanding at December 31, 2013	3,393,000	$.31
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at March 31, 2014	3,393,000	$.31

The intrinsic value of the options outstanding as of March 31, 2014 and December 31, 2013 was $0 and $3,600.

NOTE 6 –    RELATED PARTY TRANSACTIONS.

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

On December 09, 2012, the Company made payments of approximately $300,000 towards accrued interest and principal reduction of the outstanding notes payable due to Mr. Allen (Dan) Page and accrued consulting expenses. At March 31, 2014 and December 31, 2013 we owed Mr. Page $170,000 and $180,000, respectively of principal and approximately $3,218 and $0, respectively of accrued but unpaid interest under this credit line. At March 31, 2014 and December 31, 2013 we owed Mr. Page $51,500 and $56,820, respectively of accrued consulting expenses.

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

TN-K ENERGY GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

as of March 31, 2014 and December 31, 2013 and three months ended March 31, 2014 and 2013

NOTE 7 —  COMMITMENTS AND CONTINGENCIES. (continued).

The Company has been involved in litigation from time to time as a result of the failure to make payments on certain of its past due debts. Overall management believes the net recorded value of its past due payables adequately cover the total financial exposure of the past due payables.

NOTE 8 ─   SUBSEQUENT EVENTS.

None.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the First Quarter 2014 and the First Quarter 2013 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2013 as previously filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are an independent oil exploration and production company, engaged in acquiring oil leases and exploring and developing crude oil reserves and production in the Appalachian basin. We concentrate our operations in Kentucky and Tennessee primarily in the Murfreesboro, Knox and Wells Creek formations, although we also have assets located in the Granville, Stones River and Sunnybrook formations. All of these formations are primary known producing formations. Our growth strategy is to focus on our operational growth in our core area, to convert our unproved reserves to proved reserves and to continue our acreage acquisitions while maintaining balanced, prudent financial management. In the past three years, we have realized substantial benefits from the sale of concentrations of our reserves, although this is not a focus, we do evaluate from time to time potential sales of our reserves for strategic and capital reasons.

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

During 2014, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate. In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. Our revenues decreased 74% for the First Quarter 2014 from the First Quarter 2013, and our loss from operations increased 19% from period to period. These changes are attributed to the natural depletion of wells and downtime. During 2013, we began focusing on modifying our business plan to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases and new leaseholds.

During the balance of 2014, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate as well as overriding royalty interest in new acres and participation in applicable drilling rights. At March 31, 2014 and December 31, 2013, our balance sheet includes approximately $3.92 million and $3.94 million of obligations, a substantial portion of which relates to the prior business of our company before those operations were discontinued in 2005. Other than the secured credit line due a related party, none of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

We also face the challenge of limited personnel and diversion of our management’s time and attention. In 2011 we hired a part-time accountant and in 2014 we hired a full-time project coordinator, but as our company continues to grow, we need to hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared. Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations. We have been relying on funding available to us under a secured line of credit extended by Mr. Daniel (Allen ) Page, a related party, which matured in December 2011 and is due on demand. As described elsewhere herein, in April 2012 we granted Mr. Daniel (Allen ) Page a security interest in all of our assets as collateral for this obligation. At March 31, 2014, $170,000 is outstanding under this facility which is the maximum amount available as the credit line matured in December 2011. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation.

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

Going Concern

For the First Quarter of 2014, we reported a net loss of $98,852 and at March 31, 2014 we have an accumulated deficit of $16.2 million. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues can include revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties and finder’s fees for the culmination of the sale of oil well interests between third parties. While oil sales revenues are constant from period to period, revenues from sales of oil and gas leases and finder’s fees are transaction based on one-time for the particular transaction. As such, we may not report revenues from those sources in all periods. Oil sales revenues decreased 74% in the First Quarter 2014 compared to the First Quarter 2013 primarily as a result of the natural depletion of wells, downtime, and the sales of our portions of working interest in oil leases. During the First Quarter 2014, the average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $95 as compared to approximately $91 for the First Quarter 2013.

Our total operating expenses in First Quarter 2014 decreased approximately 16% from the First Quarter 2013 which is directly related to the new business plan to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases. Oil lease operating expenses, which includes, our portion of the cost of contract drillers, other expenses associated with the drilling operations and depletion expense, were 388% of revenues in First Quarter 2014 as compared to 115% in First Quarter 2013 which is attributable to our lower than usual amount of production and increased participation in drilling activities.

No oil and gas leases were sold in First Quarter 2014.

During First Quarter 2014, our sales, general and administrative expenses decreased approximately 20% from the comparable period in 2013. This decrease is primarily attributable to a timing difference in billing for our accounting fees associated with our annual filing. We anticipate our operating expenses will increase during the balance of 2014 which will be reflective of our increased operations and the billing cycle for our professional services. We are not able at this time, however, to quantify the amount of the expected increase.

During First Quarter 2014 and 2013, we recognized an impairment expense of $0 and $75; respectively, which is related to impairment of developed properties. However, given the nature of our operations it is likely we will recognize comparable expenses in future periods.

Our interest expense during First Quarter 2014 and 2013 was $3,618 and $3,729; respectively. The decreased is the result of the decreased amounts outstanding principal under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2014, we had a working capital deficit of $3,198,842 as compared to a working capital deficit of $3,096,665 at December 31, 2013. Our current assets at March 31, 2014 include accounts receivable and receivables from the Fourth Quarter of 2013 sale of a partial interest in oil wells of $21,069 compared to $17,318 at December 31, 2013; respectively, which are due 30 days from invoicing. Our current liabilities includes approximately $3.43 million of accounts payable and accrued expenses, as of March 31, 2014, compared to $3.44 million of accounts payable and accrued expenses. Included in our accrued expenses, as of March 31, 2014 is approximately $51,500 of consulting expenses due a related party, and approximately $154,000 of accrued taxes. In addition, at March 31, 2014 we owe a related party $170,000 of principal and $3,218 of accrued interest under a secured line of credit described below.

 Net cash used by operating activities for the First Quarter 2014 was ($59,070) as compared to the net cash provided in the First Quarter of 2013 was ($37,726). During the First Quarter 2013, cash was provided by our net income and increases in our accounts payable offset by increased in accounts receivable. Net cash used in investing activities in the First Quarter 2014 reflects the development of oil and gas leases and purchase of fixed assets, as compared to net cash used in investment activities in First Quarter 2013 reflects the development of oil and gas leases and purchase of fixed assets. Net cash used in financing activities in the First Quarter 2014 was ($10,000) and $0 for the first quarter of 2013.

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

We have entered into a number of extension agreements with Mr. Page and the line of credit is presently due on December 31, 2014. The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants for resale, but we have not filed the required registration statement. At March 31, 2014 and December 31, 2013, we owed Mr. Page $170,000 and $180,000, respectively, of principal and approximately $3,218 and $3,729, respectively of accrued but unpaid interest under this credit line, net of repayments.

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

The material weakness identified for the period ended December 31, 2013 were related to insufficient personnel and accounting resources are were adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. These material weaknesses have not been remediated and continued through the end of the First Quarter 2014. Due to these material weaknesses, in preparing our financial statements for the period ended March 31, 2014 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles. Until such time as we remediate these material weaknesses, we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

TN-K ENERGY GROUP INC.
May 14, 2014	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer