Form 10-Q
period 2014-06-30
TN-K ENERGY GROUP INC.
filed 2014-08-14
CIK 942650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30 2014

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________
COMMISION FILE NUMBER: 0-27828

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 38,176,085 shares of common stock are issued and outstanding as of August 11, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include, among others, the following:

•	our history of losses and our ability to continue as a going concern,
•	our business and growth strategies,
•	risks associated with the external factors that impact our operations,
•	our ability to satisfy our debt obligations which predate our existing business,
•	volatility in oil prices,
•	risks associates in general with oil and gas operations,
•	our ability to find additional reserves, and
•	the impact of government regulation and the impact of possible changes in tax laws.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc. In addition, when used herein and unless specifically set forth to the contrary, “Second Quarter 2014” refers to the three months ended June 30, 2014, “Second Quarter 2013” refers to the three months ended June 30 2013, “2014” refers to the year ending December 31, 2014, and “2013” refers to the year ended December 31, 2013.

PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements.

TN-K Energy Group Inc

Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$322,513	$514,003
Accounts receivable	48,194	17,318
TOTAL CURRENT ASSETS	370,707	531,321

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,687,417	1,691,756

EQUIPMENT, net of depreciation	108,976	122,105
OTHER ASSETS	42,000	42,000

TOTAL ASSETS	$2,209,100	$2,387,182

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$2,907,533	$2,889,819
Accrued expenses	532,557	558,167
Convertible note payable - related party	170,000	180,000

TOTAL CURRENT LIABILITIES	3,610,090	3,627,986

LONG TERM LIABILITIES:
Asset retirement obligation	32,440	31,640
Deferred income taxes payable	285,097	285,097
TOTAL LONG TERM LIABILITIES	317,537	316,737

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 38,176,085 and 38,176,085 issued and outstanding, respectively	1,145,282	1,145,282
Additional Paid - In Capital	13,601,316	13,437,513
Accumulated deficit	(16,465,125)	(16,140,336)

TOTAL STOCKHOLDERS' DEFICIT	(1,718,527)	(1,557,541)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,209,100	$2,387,182

See accompanying notes to unaudited condensed financial statements.

TN-K Energy Group, Inc.

Condensed Statement of Operations

(Unaudited)

	For the Three Months Ended June,		For the Six Months Ended June,
	2014	2013	2014	2013

Revenue:
Oil sales	24,705	36,099	37,591	85,388
Well Services	-	4,550	-	-
Well Equipment Rental	-	-	-	4,550
Sale of oil and gas leases	44,000	47,000	44,000	47,000
Total Revenue	68,705	87,649	81,591	136,938

Expense:
Oil lease operating expense	50,731	56,373	99,780	112,916
Cost of oil and gas leases sold	1,175	11,693	2,164	11,693
Sales, general and administrative	236,840	62,020	294,922	134,626
Impairment of developed properties	2,318	4,747	2,318	4,822
Total Operating Expenses	291,064	134,833	399,184	264,057

Loss From Operations	(222,359)	(47,184)	(317,593)	(127,119)

Other Income (Expense):

Interest expense	(3,579)	(3,766)	(7,197)	(7,494)
Other expense	650	300	-	0
Other income	-	-	-	26
Total Other Income (Expense)	(2,929)	(3,466)	(7,197)	(7,468)

Net Loss before taxes	(225,288)	(50,650)	(324,790)	(134,587)
Income taxes	-	-	-	-
Net Loss	$(225,288)	$(50,650)	$(324,790)	$(134,587)

Basic and Diluted Loss per common share	$(0.01)	$-	$(0.01)	$-

Weighted average number of common shares outstanding -
Basic and Diluted	38,176,085	38,176,085	38,176,085	38,176,085

See accompanying notes to unaudited condensed financial statements.

TN-K Energy Group Inc

Statement of Cash Flows

( Unaudited )

	For the Six Months Ended June 30,
	2014	2013

Cash Flow From Operating Activities:
Net Loss	$(324,790)	$(134,587)
Adjustments to Net Loss
Depreciation and depletion	111,489	121,502
Impairment loss on developed oil property	2,318	4,822
Change in fair value of asset retirement obligation	800	800
Equity based compensation	163,803	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(30,876)	-
Accounts receivable - related party	-	4,631
Accounts payable and accrued expenses	(7,895)	(37,937)
Net Cash Used In Operating Activities	(85,151)	(40,769)

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(96,339)	(108,413)
Sale of oil and gas rights	-	11,693
Net Cash Used In Investing Activities	(96,339)	(96,720)

Cash Flow From Financing Activities:
Cash paid towards note payable	(10,000)	-
Net Cash Used In Financing Activities	(10,000)	-

Net Decrease In Cash and Cash Equivalents	(191,490)	(137,489)

Cash and cash equivalents at beginning of period	514,003	486,464

Cash and cash equivalents at end of period	$322,513	$348,975

Supplemental cash flow information:
Cash paid for interest	$16,819	$7,150
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements.

See accompanying notes to unaudited condensed financial statements.

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30 2014 and December 31, 2013 and six months ended June 30 2014 and 2013

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 which was filed with the United States Securities and Exchange Commission (“SEC”) on April 1, 2014.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(1,718,527) as of June 30, 2014. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

Use of Estimates - Our financial statements are prepared in accordance with GAAP.  Preparation in accordance with GAAP requires us to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and by the SEC and (2) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other disclosed amounts.  This Note describes our significant accounting policies.  Our management believes the major estimates and assumptions impacting our financial statements are the following:

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2014 and December 31, 2013 and six months ended June 30, 2014 and 2013

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At June 30, 2014 and December 31, 2013, management had determined no allowance for uncollectible receivables was necessary. At June 30, 2014 and December 31, 2013, we had accounts receivable and receivables from the production of oil sale of $48,194, of which $0 was accounts receivable-related party, and $17,318, of which $0 was accounts receivable-related party, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of June 30, 2014 and December 31, 2013, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO at:

	June 30, 2014	December 31, 2013
Asset retirement obligation beginning of period	$31,640	$30,040
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion	800	1,600
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$32,440	$31,640

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at June 30, 2014 and December 31, 2013, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2014 and December 31, 2013 and six months ended June 30, 2014 and 2013

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

Major Customers — During the three and six months ended June 30, 2014 and 2013, we had two customers, accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period. Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Stock options of 3,993,000 and shares issuable for convertible debt of 1,138,889 have been excluded for diluted per share computation for the three and six months ended June 30, 2014 and 2103, respectively, as they were antidilutive.

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2014 and December 31, 2013 and six months ended June 30, 2014 and 2013

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

The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Six months Ended June 30, 2014
Dividends per year	0
Volatility percentage	175%
Risk free interest rate	2.00%
Expected life (years)	4-8

Reclassification —Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform to the June 30, 2014 financial statement presentation.  Such reclassifications have had no effect on net loss.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.  )

All other newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2014 and December 31, 2013 and six months ended June 30, 2014 and 2013

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	June 30, 2014	December 31, 2013
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,325,405	$1,325,405
Evaluated costs	1,643,624	1,525,122
Asset retirement costs	39,600	39,600
	3,008,629	2,890,127

Well equipment, furniture and software	183,809	183,809
	3,192,438	3,073,936
Less accumulated depreciation, depletion and amortization	(1,396,045)	(1,260,075)

Oil and gas property and equipment	$1,796,393	$1,813,681

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Net Costs Incurred
Year Incurred
Six months ended June 30, 2014	$0
Year ended December 31, 2013	(67,274)
Year ended December 31, 2012	842,811
Year ended December 31, 2011	(592,569)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
$1,325,405

Costs associated with unevaluated properties are primarily lease acquisition costs. During the year ended December 31, 2013, we drilled 3 dry holes and recorded an impairment expense of $120,557, associated with dry holes. There were no pending costs for wells-in-progress existed at June 30, 2014 and December 31, 2013, respectively. During the three months ended June 30, 2014 and 2013, we recorded an impairment expense of $2,318 and $4,747, respectively, and $2,318 and $4,822, respectively, for the six months ended June 30, 2014 and 2013, as a result of well rework efforts and further evaluation of some wells plugged due to insufficient production. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2014 and December 31, 2013 and six months ended June 30, 2014 and 2013

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2014 and December 31, 2013 and six months ended June 30, 2014 and 2013

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

On March 31, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Alvin Parrish Well #1 in Clinton County, Kentucky at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

On May 9, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Lester Clark #1 in Fentress County, Tennessee at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

On May 29, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Alvin Parrish Well #2 in Clinton County, Kentucky at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

On June 4, 2014, per a Memorandum of Understanding the Company participated and permitted 50% working interests as the operator in the Millard Willis Well #8 at the cost of $18,500 and is responsible for 55% of the all costs associated with the well.

On June 30, 2014 per Memorandum of Understanding the Company sold 37.5% working and royalty interest to two individuals and/or entities in the Millard Willis Well #9 for $35,000 and is responsible for 45% of all the costs associated with the well.

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2014 and December 31, 2013 and six months ended June 30, 2014 and 2013

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,2014	Three months ended June 30,2013
Amortization of costs for evaluated oil properties	$49,935	$55,742
Depreciation of office equipment, furniture and software	6,565	5,618
Total DD&A expense	$56,500	$61,360

	Six months ended June 30, 2014	Six months ened June 30, 2013
Amortization of costs for evaluated oil properties	$98,359	$110,266
Depreciation of office equipment, furniture and software	13,130	11,236
Total DD&A expense	$111,489	$121,502

The resulting depletion and depreciation costs of $56,500 and $61,360for the six months ended June 30, 2014 and 2013 and $111,489 and $121,502 for the three and six months ended June 30, 2014 and 2013, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

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

At June 30, 2014 and December 31, 2013, we owed Mr. Daniel (Allen) Page $170,000 and $180,000, respectively of principal and approximately $0 and $0, respectively of accrued but unpaid interest under this credit line. Mr. Daniel (Allen) Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors. We have also entered into a number of joint ventures with Mr. Daniel (Allen) Page. See Note 6- Related Party Transactions.

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2014 and December 31, 2013 and six months ended June 30, 2014 and 2013

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

Convertible notes payable and loans payable are summarized as follows:

	June 30, 2014	December 31, 2013
Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due on demand	170,000	180,000
	$170,000	$180,000

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

On June 27, 2014 our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,560,000 shares of our common stock at an exercise price of $0.16 per share, which vest in tranches through June 2018. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of approximately 175%, risk free interest rate of 0%, discount rate of 2% and expected life of 4 to 8 years.

On June 27, 2014 our Board of Directors extended the term for five year non-qualified options issued for another five years in the amount of 508,000 options to Mr. Ken Page with an exercise price of $0.25 and 180,000 options to Mr. McNeil with an exercise price of $0.12, exercisable into shares of our common stock. The extension of these options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of approximately 175%, risk free interest rate of 2%, and expected life of 4years.

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	3,393,000	$.31
Granted	1,560,000	.16
Exercised	-	-
Expired or cancelled	-	-
Outstanding at June 30, 2014	4,953,000	$.26

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2014 and December 31, 2013 and six months ended June 30, 2014 and 2013

NOTE 5 — STOCKHOLDERS’ DEFICIT. (continued)

The following table summarizes information about options outstanding and exercisable at June 30, 2014:

			Options Outstanding and exercisable
			Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01	to	$0.24	1,740,000	4.75	$0.12	780,000
$0.25	-	$0.50	3,133,000	1.95	0.37	3,133,000
$0.51	-	$1.00	80,000	4.08	$0.56	80,000

			4,953,000		$0.31	3,993,000

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. For the six months ended June 30, 2014 there was $163,803 of equity based compensation expense recorded. There remains $149,389 of unamortized compensation expense to record with regards to the options issued in June 2014.These stock options and warrants are exercisable for five to ten years from the grant date.

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

In May 2014, this employment agreement was amended to reduce the monthly salary to be $3,500 a month and the Company opting to pay health insurance in the amount of $524.02. In addition, on June 27, 2014 our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,560,000 shares of our common stock at an exercise price of $0.16 per share.

On June 27, 2014 our Board of Directors extended the term for five year non-qualified options issued for another five years in the amount of 508,000 options to Mr. Ken Page with an exercise price of $0.25 and 180,000 options to Mr. McNeil with an exercise price of $0.12, exercisable into shares of our common stock

On December 19, 2013, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the William Johnson Well #1 in Fentress County, Tennessee at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2014 and December 31, 2013 and six months ended June 30, 2014 and 2013

NOTE 6 –RELATED PARTY TRANSACTIONS. (continued).

On May 9, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Lester Clark #1 in Fentress County, Tennessee at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

On May 29, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Alan Parrish Well #2 in Clinton County, Kentucky at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

On December 09, 2012, the Company made payments of approximately $300,000 towards accrued interest and principal reduction of the outstanding notes payable due to Mr. Allen (Dan) Page and accrued consulting expenses. At June 30, 2014 and December 31, 2013 we owed Mr. Page $170,000 and $180,000, respectively of principal and approximately $0 and $0, respectively of accrued but unpaid interest under this credit line. At June 30, 2014 and December 31, 2013 we owed Mr. Page $30,850 and $56,820, respectively of accrued consulting expenses.

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

NOTE 8 ─ SUBSEQUENT EVENTS.

On August 4, 2014, per a Memorandum of Understanding the Company participated and permitted 50% working interests as the operator in the Millard Willis Well #9 at the cost of $18,500 and is responsible for 55% of the all costs associated with the well.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three and six months ended June 30, 2014 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2013 as previously filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During 2014, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate. In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. Our revenues decreased 22% for the Second Quarter 2014 from the Second Quarter 2013, and our loss from operations increased 371% from period to period. Our revenues decreased 41% for the six months ended June 30, 2014 from the comparable period in 2013, and our loss from operations increased 150%. These decreases are attributed to the natural depletion of wells and downtime. During 2013, we began focusing on modifying our business plan to reduce drilling and completion cost through negotiated sales and acquiring overriding royalty interest within previously operated leases and new leaseholds. To date, this strategy has not achieved the expected results.

During the balance of 2014, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate as well as overriding royalty interest in new acres and participation in applicable drilling rights. At June 30, 2014 and December 31, 2013, our balance sheet includes approximately $3.44 million and $3.45 million of obligations, a substantial portion of which relates to the prior business of our company before those operations were discontinued in 2005. Other than the secured credit line due a related party, none of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

We also face the challenge of limited personnel and diversion of our management’s time and attention. In 2011 we hired a part-time accountant and in 2014 we hired a full-time project coordinator, but as our company continues to grow, we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared. Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations. We have been relying on funding available to us under a secured line of credit extended by Mr. Daniel (Allen) Page, a related party, which matured in December 2011 and is due on demand. As described elsewhere herein, in April 2012 we granted Mr. Daniel (Allen) Page a security interest in all of our assets as collateral for this obligation. At June 30, 2014, $170,000 is outstanding under this facility which is the maximum amount available as the credit line matured in December 2011. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation.

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

Going Concern

For the six months ended June 30 2014, we reported a net loss of $324,790 and at June 30, 2014 we have an accumulated deficit of $16.5 million. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues can include revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties and finder’s fees for the culmination of the sale of oil well interests between third parties. While oil sales revenues are constant from period to period, revenues from sales of oil and gas leases and finder’s fees are transaction based on one-time for the particular transaction. As such, we may not report revenues from those sources in all periods. Oil sales revenues decreased 32% in the Second Quarter 2014 compared to the Second Quarter 2013, and 56% for the six months ended June 30, 2014 from the comparable period in 2013, both due to low production income as the weather conditions were unfavorable for pumping during the period. The average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $99.57 and approximately $90.61, respectively, for the three months ended June 30, 2014 and 2013 and approximately $97.35 and approximately $90.77, respectively, for the six months ended June 30, 2014 and 2013. Revenues from the sale of oil and gas leases declined 7% for each of the Second Quarter 2014 as compared to the Second Quarter 2013, and the six months ended June 30, 2014 from the comparable period in 2013.

Our total operating expenses during the Second Quarter 2014 increased approximately 116% from the comparative period in 2013 and increased approximately 51% for the six months ended June 30, 2014 from the comparable period in 2013. The increase is directly related to approximately $164, 000 of non-cash stock compensation expense incurred with the issuance of stock purchase options for Mr. Ken Page. Oil lease operating expenses, which include our portion of the cost of contract drillers, and other expenses associated with the drilling operations and depletion expense, were 205% and 156% of oil sales revenues for the three and six months ended June 30, 2014 as compared to 265% and 132% for the three and six months ended June 30, 2014 and 2013, which is attributable to our lower than usual amount of production and increased participation in drilling activities.

Cost of oil and gas leases sold declined 90% for the Second Quarter 2014 as compared to the Second Quarter 2013, and 81.5% for the six months ended June 30, 2014 from the comparable period in 2013. These decreases are attributed to a reduced number of well interests sold during the 2014 periods compared to the sale of oil and gas leases during the 2013 period.

Our sales, general and administrative expenses increased approximately 282% during the Second Quarter 2014 from the comparative period in 2013. Sales, general and administrative expenses increased approximately 119% for the six months ended June 30, 2014, respectively, from the comparable periods in 2013. The increases is directly related to the non-cash stock compensation expense incurred with the issuance of stock purchase options for Mr. Ken Page. We anticipate our operating expenses will increase during the balance of 2014 which will be reflective of our increased operations. We are not able at this time, however, to quantify the amount of the expected increase.

During Second Quarters of 2014 and 2013, we recognized an impairment expense of $2,318 and $4,747, respectively, and $2,318 and $4,822, respectively, for the six months ended June 30, 2014 and 2013. These impairment expenses are related to impairment of developed properties as we have determined that the carrying value of these assets is likely not recoverable. Given the nature of our operations, it is likely we will recognize comparable expenses in future periods.

Our interest expense during Second Quarters 2014 and 2013 was $3,579 and $3,766; respectively, and $7,197 and $7,494, respectively, for the six months ended June 30, 2014 and 2013. The decreased is the result of the decreased amounts outstanding principal under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2014, we had a working capital deficit of $3,239,383 as compared to a working capital deficit of $3,096,665 at December 31, 2013. Our current assets at June 30, 2014 included cash and accounts receivables from the sale of a partial interest in oil wells of $44,000 which are due 30 days from invoicing. Our current liabilities includes approximately $3.44 million of accounts payable and accrued expenses, as of June 30, 2014, compared to $3.45 million of accounts payable and accrued expenses. Included in our accrued expenses, as of June 30, 2014 is approximately $30,850 of consulting expenses due a related party, and approximately $154,000 of accrued taxes. In addition, at June 30, 2014 we owe a related party $170,000 of principal and $0 of accrued interest under a secured line of credit described elsewhere in this report.

Net cash used by operating activities for the six months ended June 30, 2014 was ($95,151) as compared to the net cash used in the six months ended June 30, 2013 which was ($40,769). Net cash used in investing activities in for the six months ended June 30, 2014 of $96,339 reflects the purchase of oil and gas leases and fixed assets, as compared to net cash used in investment activities for the six months ended June 30, 2013 of 96,720 which reflects the purchase of oil and gas leases and fixed assets. Net cash used in financing activities for the six months ended June 30, 2014 was 10,000 reflecting cash paid towards outstanding note payable and for the six months ended June 30, 2014 was 0.

Critical accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited financial statements appearing elsewhere in this report.

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

The material weakness identified for the period ended December 31, 2013 were related to insufficient personnel and accounting resources are were adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. These material weaknesses have not been remediated and continued through the end of the Second Quarter 2014. Due to these material weaknesses, in preparing our financial statements for the period ended June 30, 2014 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles. Until such time as we remediate these material weaknesses, we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

TN-K ENERGY GROUP INC.
August14, 2014	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer