Form 10-Q
period 2014-09-30
TN-K ENERGY GROUP INC.
filed 2014-11-14
CIK 942650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30 2014

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 38,176,085 shares of common stock are issued and outstanding as of November 14, 2014.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation. In addition, when used herein and unless specifically set forth to the contrary, “Third Quarter 2014” refers to the three months ended September 30, 2014, “Third Quarter 2013” refers to the three months ended September 30, 2013, “2014” refers to the year ending December 31, 2014, and “2013” refers to the year ended December 31, 2013.

PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements.

TN-K Energy Group Inc

Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$257,865	$514,003

Accounts receivable	20,989	17,318
TOTAL CURRENT ASSETS	278,854	531,321

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,704,500	1,691,756

EQUIPMENT, net of depreciation	102,411	122,105

OTHER ASSETS	42,000	42,000

TOTAL ASSETS	$2,127,765	$2,387,182

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable	$2,877,120	$2,889,819
Accrued expenses	536,572	558,167
Convertible note payable - related party	170,000	180,000

TOTAL CURRENT LIABILITIES	3,583,692	3,627,986

LONG TERM LIABILITIES:
Asset retirement obligation	32,840	31,640
Deferred income taxes payable	285,097	285,097
TOTAL LONG TERM LIABILITIES	317,937	316,737

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 38,176,085 and 38,176,085 issued and outstanding, respectively	1,145,282	1,145,282
Additional Paid - In Capital	13,601,316	13,437,513
Accumulated deficit	(16,520,462)	(16,140,336)

TOTAL STOCKHOLDERS' DEFICIT	(1,773,864)	(1,557,541)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,127,765	$2,387,182

See accompanying notes to financial statements.

TN-K Energy Group, Inc.

Condensed Statement of Operations

(Unaudited)

	For the Three Months Ended September,		For the Nine Months Ended September,
	2014	2013	2014	2013

Revenue:
Oil sales	19,016	42,639	56,607	128,027
Well Services	-	23,143	-	27,693
Well Equipment Rental	500	-	500	-
Sale of oil and gas leases	42,500	316,250	86,500	363,250
Total Revenue	62,016	382,032	143,607	518,970

Expense:
Oil lease operating expense	52,973	59,881	152,830	172,797
Cost of oil and gas leases sold	-	21,552	2,087	33,245
Sales, general and administrative	60,709	50,444	355,631	185,069
Impairment of developed properties	-	63,872	2,318	68,694
Total Operating Expenses	113,682	195,749	512,866	459,805

Income / (Loss) From Operations	(51,666)	186,283	(369,259)	59,165

Other Income (Expense):

Interest expense	(3,614)	(3,803)	(10,810)	(11,297)
Other expense	(57)	0	(57)	0
Other income	-	-	-	24
Total Other Income (Expense)	(3,671)	(3,803)	(10,867)	(11,273)

Net Income / (Loss) before taxes	(55,337)	182,480	(380,126)	47,892
Income taxes	-	-	-	-
Net Income / (Loss)	$(55,337)	$182,480	$(380,126)	$47,892

Basic Income/(Loss) per common share	$-	$-	$(0.01)	$-
Diluted Income/(Loss) per common share	$-	$-	$(0.01)	$-

Weighted average number of common shares outstanding -
Basic	38,176,085	38,176,085	38,176,085	38,176,085
Diluted	38,176,085	38,697,590	38,176,085	38,837,701

See accompanying notes to financial statements.

TN-K Energy Group Inc

Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Cash Flow From Operating Activities:
Net Income / (Loss)	$(380,126)	$47,892
Adjustments to Net Income / (Loss)
Depreciation and depletion	167,728	182,715
Impairment loss on developed oil property	2,318	68,694
Change in fair fair of asset retirement obligation	1,200	1,200
Equity based compensation	163,803	-
Adjustments to reconcile Net Income (Loss) to Net Cash (Used by) Operating Activities:
Changes in operating assets and liabilities:
Accounts receivable	(3,671)	(17,167)
Accounts payable and accrued expenses	(34,294)	(21,700)
Net Cash Provided by (Used by) Operating Activities	(83,043)	261,634

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(163,095)	(199,854)
Sale of oil and gas rights	-	33,246
Purchase of fixed assets	-	(9,797)
Net Cash Used by Investing Activities	(163,095)	(176,405)

Cash Flow From Financing Activities:
Payment on convertible note payable-related party	(10,000)	-

Net Increase (Decrease) In Cash and Cash Equivalents	(256,138)	85,229

Cash and cash equivalents at beginning of period	514,003	486,464

Cash and cash equivalents at end of period	$257,865	$571,693

Supplemental cash flow information:
Cash paid for interest	$20,033	$7,150
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of September 30, 2014 and December 31, 2013 and nine months ended September 30, 2014 and 2013

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2013 which was filed on April 1, 2014.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(1,773,864) as of September 30, 2014. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

as of September 30, 2014 and December 31, 2013 and nine months ended September 30, 2014 and 2013

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At December 31, 2013, management had determined no allowance for uncollectible receivables was necessary. At September 30, 2014 and December 31, 2013, we had accounts receivable and receivables from the production of oil sale of $20,989, of which $0 was accounts receivable-related party, and $17,318, of which $0 was accounts receivable-related party, respectively.

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

The following table reflects the change in ARO at:

	September 30, 2014	December 31, 2013
Asset retirement obligation beginning of period	$31,640	$30,040
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion	1,200	1,600
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$32,840	$31,640

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at September 30, 2014 and December 31, 2013, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

as of September 30, 2014 and December 31, 2013 and nine months ended September 30, 2014 and 2013

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

Major Customers — During the three and nine months ended September 30, 2014 and 2013, we had two customers, respectively accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period. Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Stock options of 4,953,000 and 3,993,000 and shares issuable for convertible debt of 1,235,238 and 1,269,524 have been excluded for diluted per share computation for the three and nine months ended September 30, 2014 and 2103, respectively, as they were antidilutive. As of September 30, 2014, the convertible debt had conversation prices ranging from $0.12 to $0.18 for $150,000 of such debt. As a result an additional 521,505 and 661,616 are considered outstanding for the three and nine months September 30, 2013.

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

as of September 30, 2014 and December 31, 2013 and nine months ended September 30, 2014 and 2013

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

Nine months Ended September 30, 2014
Dividends per year	0
Volatility percentage	175%
Risk free interest rate	2.00%
Expected life (years)	4-8

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

All newly issued by not yet effective accounting pronounements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	September 30, 2014	December 31, 2013
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,325,405	$1,325,405
Evaluated costs	1,703,815	1,525,122
Asset retirement costs	39,600	39,600
	3,008,410	2,890,127

Well equipment, furniture and software	183,809	183,809
	3,192,219	3,073,936
Less accumulated depreciation, depletion and amortization	(1,445,718)	(1,260,075)

Oil and gas property and equipment	$1,806,911	$1,813,861

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of September 30, 2014 and December 31, 2013 and nine months ended September 30, 2014 and 2013

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Net Costs Incurred
Year Incurred
Nine months ended September 30, 2014	$-
Year ended December 31, 2013	(67,274)
Year ended December 31, 2012	842,811
Year ended December 31, 2011	(592,569)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
$1,325,405

Costs associated with unevaluated properties are primarily lease acquisition costs. At December 31, 2013, we drilled 3 dry holes and recorded an impairment expense of $120,557, associated with dry holes. There were no pending costs for wells-in-progress existed at December 31, 2013. During the three months ended September 30, 2014 and 2013, we recorded an impairment expense of $0 and $63,872, respectively, and $2,318 and $68,694, respectively, for the nine months ended September 30, 2014 and 2013; respectively, as a result of well rework efforts and further evaluation of some wells plugged due to insufficient production. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

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

as of September 30, 2014 and December 31, 2013 and nine months ended September 30, 2014 and 2013

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

as of September 30, 2014 and December 31, 2013 and nine months ended September 30, 2014 and 2013

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

On August 15, 2014, the Company entered into a 50% interest in an 87.5% working interest lease named the Johnny Ringley Lease between the Company and Mr. Daniel (Allen) Page, a related party, for an initial cost to the Company of $1,000. The lease is of approximately 68 acres, located in Cumberland County, Kentucky.

On September 8, 2014, the Company entered into an 87.5% working interest lease named the William Warren II Lease between the Company for an initial cost to the Company of $10. The lease is of approximately 640 acres, located in Overton County, Kentucky.

On September 8, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Lester Clark #1 in Fentress County, Tennessee at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

On September 30, 2014 per Memorandum of Understanding the Company sold 50% working and royalty interest to four individuals and/or entities in the William Warren II Well #1 for $35,000 and is responsible for 50% of all the costs associated with the well.

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

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Amortization of costs for evaluated oil properties	$49,674	$56,172	$148,034	$166,438
Depreciation of office equipment, furniture and software	6,565	5,041	19,694	16,277
Total DD&A expense	$56,239	$61,213	$167,728	$182,715

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of September 30, 2014 and December 31, 2013 and nine months ended September 30, 2014 and 2013

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

The resulting depletion and depreciation costs of $56,239 and $61,213 for the three months ended September 30, 2014 and 2013, respectively, and $167,728 and $182,715 for the nine months ended September 30, 2014 and 2013 have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

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

At September 30, 2014 and December 31, 2013, we owed Mr. Daniel (Allen) Page $170,000 and $180,000, respectively of principal and approximately $0 and $0, respectively of accrued but unpaid interest under this credit line. Mr. Daniel (Allen) Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors. We have also entered into a number of joint ventures with Mr. Daniel (Allen) Page. See Note 6- Related Party Transactions.

Convertible notes payable and loans payable are summarized as follows:

	September 30, 2014	December 31, 2013
Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due December 31, 2013	170,000	180,000
	$170,000	$180,000

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of September 30, 2014 and December 31, 2013 and nine months ended September 30, 2014 and 2013

NOTE 5 — STOCKHOLDERS’ DEFICIT. (continued).

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

On June 27, 2014 our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,560,000 shares of our common stock at an exercise price of $0.16 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 175%, risk free interest rate of 2%, and expected life of 4.5 years.

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,393,000	$0.31
Granted	-	.00
Exercised	-	.00
Expired or cancelled	-	.00
Outstanding at December 31, 2013	3,393,000	$.31
Granted	1,560,000	.16
Exercised	-	-
Expired or cancelled	-	-
Outstanding at September 30, 2014	4,953,000	$.26

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

In May 2014, this employment agreement was amended to reduce the monthly salary to be $3,500 a month and the Company opting to pay health insurance in the amount of $524.02. In addition, on June 27, 2014 our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,560,000 shares of our common stock at an exercise price of $0.16 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 175%, risk free interest rate of 2.0%, and expected life of 4.5 years.

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of September 30, 2014 and December 31, 2013 and nine months ended September 30, 2014 and 2013

NOTE 6 –RELATED PARTY TRANSACTIONS. (continued).

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

At September 30, 2014 and December 31, 2013 we owed Mr. Page $170,000 and $180,000, respectively of principal and approximately $0 and $0, respectively of accrued but unpaid interest under this credit line. At September 30, 2014 and December 31, 2013 we owed Mr. Page $34,366 and $56,820, respectively of accrued consulting expenses.

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

NOTE 8 ─ SUBSEQUENT EVENTS.

On October 6, 2014, per a Memorandum of Understanding the Company participated and permitted 50% working interests as the operator in the Millard Willis Well #10 at the cost of $18,500 and is responsible for 55% of the all costs associated with the well.

On October 15, 2014, the Company entered into a 50% interest in an 87.5% working interest lease named the Billy Walker Lease between the Company and Mr. Daniel (Allen) Page, a related party, for an initial cost to the Company of $10. The lease is of approximately 61.4 acres, located in Overton County, Tennessee.

On October 24, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Billy Walker well #1 in Clinton County, Kentucky at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the Third Quarter 2014 and the first nine months of 2014 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2013 as previously filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During 2014, we have continued to expand our acreage position in our core area, focusing on acreage we will operate. In the Third Quarter of 2014, the Company entered into an agreement between the Company and Mr. Daniel (Allen) Page, a related party, of 50% interest in an 87.5% working interest lease with approximately 68 acres named the Johnny Ringley Lease located in Cumberland County, Kentucky. The Company also entered into an operating agreement of an 87.5% working interest lease with approximately 640 acres named the William Warren II Lease located in Overton County, Kentucky. In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. Our revenues decreased 84% for the Third Quarter 2014 from the Third Quarter 2013, and 75% for the first nine months of 2014 from the comparable period of 2013. These decreases are attributed to the natural depletion of wells and downtime.

At September 30, 2014 and December 31, 2013, our balance sheet includes approximately $3.41 million and $3.45 million of obligations, a substantial portion of which relates to the prior business of our company before those operations were discontinued in 2005. Other than the secured credit line due a related party, none of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

We also face the challenge of limited personnel and diversion of our management’s time and attention. In 2011 we hired a part-time accountant and in 2014 we hired a full-time project coordinator, but as our company continues to grow, we need to hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared. Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations. We have been relying on funding available to us under a secured line of credit extended by Mr. Daniel (Allen) Page, a related party, which matured in December 2011 and is due on demand. In April 2012 we granted Mr. Daniel (Allen) Page a security interest in all of our assets as collateral for this obligation. At September 30, 2014, $170,000 is outstanding under this facility which is the maximum amount available as the credit line matured in December 2011. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation.

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

Going Concern

For the nine months ended September 30, 2014, we reported a net loss of $(380,126) and at September 30, 2014 we have an accumulated deficit of $16.5 million. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues can include revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties and finder’s fees for the culmination of the sale of oil well interests between third parties. While oil sales revenues are constant from period to period, revenues from sales of oil and gas leases and finder’s fees are transaction based on one-time for the particular transaction. As such, we may not report revenues from those sources in all periods. Oil sales revenues decreased 55% in the Third Quarter 2014 compared to the Third Quarter 2013, and 56% for the nine months ended September 30, 2014 from the comparable period in 2013, both due to low production income as the weather conditions were unfavorable for pumping during the period. During the Third Quarters 2014 and 2013, the average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $93.74 and approximately $103.14, respectively, for the three months ended September 30, 2014 and 2013 and approximately $96.15 and approximately $94.89, respectively, for the nine months ended September 30, 2014 and 2013.

During the Third Quarters 2014 compared to the Third Quarter 2013, the average number of barrels sold was approximately 3,560 and 4,607, respectively, for the three months ended September 30, 2014 and 2013 and approximately 8,809 and 19,587, respectively, for the nine months ended September 30, 2014 and 2013.Revenues from the sale of oil and gas leases declined 87% for each of the Third Quarter 2014 as compared to the Third Quarter 2013, and 76% for the nine months ended September 30, 2014 from the comparable period in 2013.

Our total operating expenses during the Third Quarter 2014 decreased approximately 42% from the comparative period in 2013. The decrease is directly related to no recorded impairment of developed properties and cost associated with the sale of oil and gas leases. The total operating expenses increased approximately 12% for the nine months ended September 30, 2014 from the comparable period in 2013. The increases is directly related to the non-cash stock compensation expense incurred with the issuance of stock options. Oil lease operating expenses, which include our portion of the cost of contract drillers, and other expenses associated with the drilling operations and depletion expense, were 279% and 270% of oil sales revenues for the three and nine months ended September 30, 2014 as compared to 140% and 135% for the three and nine months ended September 30, 2013 and 2013, respectively, which is attributable to our lower than usual amount of production and increased participation in drilling activities.

Cost of oil and gas leases sold declined 100% for each of the Third Quarter 2014 as compared to the Third Quarter 2013, and 94% for the nine months ended September 30, 2014 from the comparable period in 2013. These decreases are attributed to a minimal amount of oil and gas leases/well interest sold during 2014 compared to the sale of oil and gas leases during the 2013 period.

Our sales, general and administrative expenses increased approximately 20% during the Third Quarter 2014 from the comparative period in 2013. The increases is directly related to an increase in payroll in the 2014 period. Sales, general and administrative expenses increased approximately 92% for the nine months ended September 30, 2014, respectively, from the comparable periods in 2013. The increases is directly related to the non-cash stock compensation expense incurred with the issuance of stock options. We anticipate our operating expenses will increase during the balance of 2014 which will be reflective of our increased operations. We are not able at this time, however, to quantify the amount of the expected increase.

During Third Quarter 2014 and 2013, we recognized an impairment expense of $0 and $63,872, respectively, and $2,318 and $68,694, respectively, for the nine months ended September 30, 2014 and 2013. These impairment expenses are related to impairment of developed properties as we have determined that the carrying value of these assets is likely not recoverable. Given the nature of our operations it is likely we will recognize comparable expenses in future periods.

Our interest expense during Third Quarter 2014 and 2013 was $3,614 and $3,803; respectively, and $10,810 and $11,297, respectively, for the nine months ended September 30, 2014 and 2013. The decreased is the result of the decreased amounts outstanding principal under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2014, we had a working capital deficit of $3,304,838 as compared to a working capital deficit of $3,096,665 at December 31, 2013. Our current assets at September 30, 2014 include accounts receivable and receivables from the sale of a partial interest in oil wells of $20,989 compared to $17,318 at December 31, 2013, respectively, which are due 30 days from invoicing. Our current liabilities includes approximately $3.41 million of accounts payable and accrued expenses, as of September 30, 2014, compared to $3.45 million of accounts payable and accrued expenses. Included in our accrued expenses, as of September 30, 2014 is approximately $34,366 of consulting expenses due a related party, and approximately $154,000 of accrued taxes. In addition, at September 30, 2014 we owe a related party $170,000 of principal and $0 of accrued interest under a secured line of credit.

Net cash used by operating activities for the Third Quarter 2014 was ($93,043) as compared to the net cash provided in the Third Quarter of 2013 was $261,634. During the Third Quarter 2014, cash was used in equity based compensation. Net cash used in investing activities in the Third Quarter 2014 reflects the purchase of oil and gas leases and fixed assets, as compared to net cash used in investment activities in Third Quarter 2013 reflects the purchase of oil and gas leases and fixed assets. There were no net cash used in financing activities in the Third Quarter 2014 or the Third Quarter of 2013.

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

The material weakness identified for the period ended December 31, 2013 were related to insufficient personnel and accounting resources are were adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. These material weaknesses have not been remediated and continued through the end of the Third Quarter 2014. Due to these material weaknesses, in preparing our financial statements for the period ended September 30, 2014 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles. Until such time as we remediate these material weaknesses, we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item1.	Legal Proceedings.

None.

Item1A.	Risk Factors.

Not applicable for a smaller reporting company.

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item3.	Defaults Upon Senior Securities.

None.

Item4.	Mine Safety Disclosures.

Not applicable to our company’s operations.

Item5.	Other Information.

None.

Item6.	Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*     filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TN-K ENERGY GROUP INC.
November 14, 2014	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer