Form 10-K
period 2014-12-31
TN-K ENERGY GROUP INC.
filed 2015-06-15
CIK 942650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $7,197,617 on June 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 38,176,085 shares of common stock are issued and outstanding as of June 10, 2015.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation. In addition, when used herein and unless specifically set forth to the contrary, “2014” refers to the year ending December 31, 2014, “2014” refers to the year ended December 31, 2014, “2013” refers to the year ended December 31, 2013.

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

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis. We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. In 2014, we have sold working interest in 5 of our wells ranging from 37.5% to 50% working and royalty interest per well and for each well we are responsible for completion and operating costs on those wells ranging from 50% to 55% per well, to two individuals and/or entities on the Millard Willis, William Warren and Billy Walker lease. In 2013, we sold 27.5% of our working and operating interest in 6 of our wells ranging from 27.5% to 37.50% working and royalty interest per well , to two individuals and/or entities on the Millard Willis lease. This has allowed us to move forward in drilling a greater number of wells than we would otherwise able to drill based upon our limited financial resources. We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

Reserves

We own approximately 1,804.62 gross acres of leasehold interests with 38 producing oil wells in which we own an interest. Wells drilled in this area range from 900 feet to 2,000 feet in depth and the well spacing is generally four acres per well. The following table provides information on our reserves at December 31, 2014.

	Summary of Oil Reserves as of Fiscal-Year End Based on Aver Fiscal-Year Prices

	Gross	Net	Future Net Revenues
Reserves category	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)

PROVED	66,062	5,802	$456,905	$230,722

UNDEVELOPED:	12,249	3,644	176,213	98,819

TOTAL PROVED	78,311	9,446	633,118	329,541

Probable- undeveloped	58,335	12,753	829,066	442,527

Possible – undeveloped	148,327	38,011	2,423,731	1,199,111

Total All Reserves	284,973	60,210	$3,885,915	$1,971,179

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

Our reserve estimates at December 31, 2014 were prepared by Lee Keeling and Associates, Inc., an independent engineering firm. These reserve report which is filed as an exhibit to this report was prepared in accordance with the generally accepted petroleum engineering and evaluation principles and most recent definitions and guidelines established by the SEC. All reserve definitions comply with the applicable definitions of the rules of the SEC. The reserves were estimated using engineering and geological methods widely accepted in our industry. The accuracy of the reserve estimates is dependent upon the quality of available data and upon independent geological and engineering interpretation of that data. For proved developed producing, the estimates considered to be definitive, using performance methods that utilize extrapolations of various historical data including oil and water production and pressure history. For other than proved producing, proved undeveloped reserves and probable and possible reserve estimates were made using volumetric methods.

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent engineering firm under the supervision of our Chief Executive Officer. We provide the engineering firm with estimate preparation material such as property interests, production, current operation costs, current production prices and other information. This information is reviewed by our Chief Executive Officer to ensure accuracy and completeness of the data prior to submission to our third party engineering firm. A letter which identifies the professional qualifications of the independent engineering firm who prepared the reserve report is included in the reserve report. There was no conversion of undeveloped reserves to prove reserves or proved developed reserves during 2014.

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

The following table presents our producing oil wells at December 31, 2014.

Producing Wells
Gross (a)	38
Net (b)	7.64

(a) The number of gross wells is the total number of wells in which a working interest is owned.

(b) The number of net wells is the sum of fractional working interests we own in gross wells expressed as whole numbers and fractions thereof.

Certain of the leasehold interests we own are subject to royalty, overriding royalty and other outstanding interests customary to the industry. The properties may also be subject to additional burdens, liens or encumbrances customary to the industry, including items such as operating agreements, current taxes, development obligations under natural gas and oil leases, farm-out agreements and other restrictions. We do not believe that any of these burdens will materially interfere with the use of the properties. The following table presents leased acres as of December 31, 2014.

	Gross	Net
Developed acres	284	42.72
Undeveloped acres	1,512.26	649.38
Total acreage	1,796.26	692.11

At December 31, 2014, there were 1,512.26 of gross acres of undeveloped acres and 649.38 acres of net undeveloped acres that we control under fee leases. The following table presents the net undeveloped acres that we control under fee leases and the period the leases are scheduled to expire, absent pre-expiration drilling and production which extends the term of the lease(s). The expiration dates of the leases are subject to automatic renewals so long as we are producing oil and/or gas on the lease.

	Net Undeveloped Acres
Lease	Year of Expiration	Total Acres
Anderson, Charles Lease, Overton County, TN	Automatic Renewal	50.4
Anderson, Todd Lease, Clinton County, KY	Automatic Renewal	38.88
Bayer, Miner Lease, Overton County, TN	Automatic Renewal	11.73
Blaydes, Harold Lease, Green County, KY	Automatic Renewal	35.35
Bradley Lease, Green County, KY	Automatic Renewal	1.15
Chamber Lease, Clinton County, KY	Automatic Renewal	88.2
Clark Lease, Green County, KY	Automatic Renewal	192.675
Willis, Millard, Clinton County, KY	Automatic Renewal	231

The following table presents our net productive and dry development wells and our net productive and dry exploratory wells drilled during the past three fiscal years. There is no correlation between the number of productive wells completed during any period and the aggregate reserves to those wells. Productive wells consist of producing wells capable of commercial production.

	Drilling Activities
	2014		2013		2012
	Net	Gross	Net	Gross	Net	Gross
Development:
Producing	.75	1	.438	1	.65	3
Non-Producing	2.7	7	.438	1	4.14	13

Dry	1.313	3	1.313	3	1.75	7
Total development	4.763		2.189		6.54	23

Exploratory:
Productive	0	0	0	0	0	0
Dry	0	0	0	0	0	0

Total drilling activity	4.763	11	2.189	5	6.54	23

As of the date of this report, we are continuing drilling activities on our leasehold interests in an effort to further expand our producing wells.

Customers, Sales and Delivery

We store extracted oil in on-site bulk storage tanks awaiting delivery to our customers. Our customers pay all costs associated with transporting the oil from these storage tanks. In each of 2014 and 2013 we had two customers who represented 100% of our oil sales. Because there are other purchasers that are capable of and willing to purchase our oil, and because we have the option to change purchasers if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers.

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

	Year Ended December 31,
Oil production (Bbls)	2014	2013	2012

Production	570.40	1,667	2,260
Average sales price ($)	89.49	94.04	90.693
Average production cost ($)	344.97	132.76	110.82

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

Employees

As of March 31, 2015, we had one full time employee, Mr. Page, our Chief Executive Officer and two part time employees.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $16.81 million as of December 31, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

Our primary assets serve as collateral under a line of credit due to a related party. If we should default on this obligation, the holder could foreclose on our assets and we would be unable to continue our business and operations. The conversion of this obligation into shares of our common stock will be dilutive to our stockholders.

We have granted Mr. Daniel (Allen) Page, a related party and the lender under the line of credit, a security interest in all of our assets. At December 31, 2014 we owed $170,000 of principal and $3,214 of accrued unpaid interest under this credit line which matured in December 2013 and is now due on demand. If we should default under the repayment of this obligation, the Mr. Page could seek to foreclose on these assets in an effort to seek repayment under the obligation. If he was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected. In such an event we would be forced to cease operations and stockholders would likely lose their entire investment in our company. In addition, the principal and interest due under this credit line are convertible into shares of our common stock at conversion prices ranging from $0.12 to $0.35 per share, and we are obligated to issue him warrants upon the conversion of this obligation. The issuance of these securities will be dilutive to our existing stockholders.

We engage in a number of material transactions with a related party and there are no assurances the terms of these transactions are fair to our company.

As described later in this report under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, during 2014 and 2013 we entered into a number of transactions with Mr. Daniel (Allen) Page. While not an officer or director of our company, in his role as a consultant to us he has the ability to exert significant influence on our business and operations. These affiliated transactions may, from time to time, result in a conflict of interest for our management. Because these transactions are not subject to the approval of our stockholders and were not negotiated on an arms-length basis, investors in our company are wholly dependent upon the judgment of our management in these related party transactions.

Our business model and growth strategies may not prove successful over the long-term.

Our ability to develop our operations in the energy sector is constrained by our limited working capital and size of our operations. While we have been able to acquire participating interests in producing wells, as well leasing unproven acreage for our drilling operations, using minimal amounts of cash by leveraging our common stock, it is possible that the value of the shares we have issued have exceeded the price we would have paid for the same assets had we been negotiating a cash transaction. In 2014 and 2013, we recognized an impairment of $177,516 and $253,682, respectively, net of income tax on various properties we acquired as the value of the reserves was less than the value of the shares we issued as consideration in the transaction. While we believe that the internally generated values we ascribed to the various assets to determine the purchase prices at the time of the acquisitions have a great likelihood of proving accurate over time as the wells are drilled, there are no assurance that our believe is correct. In addition, our business model envisions that we will continue to utilize our common stock to the extent possible in lieu of cash for future acquisitions of acreage and participating interests. There are no assurances we will be able to continue this model, which may hinder our ability to expand our acreage holdings which is a key factor to our future growth.

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

At December 31, 2014, our balance sheet includes approximately $3.43 million of past due debt, including past due obligations and accrued expenses. The vast majority of these liabilities predate our current operations and our current management. We do not have the funds necessary to satisfy these obligations. There are judgments against our company for a significant amount of these past due obligations, all of which relate to obligations incurred prior to our current management. If one or more of these judgment creditors should attempt to collect the amounts due, it is unlikely that we would be able to continue our operations as they are presently conducted.

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

The nature of the oil business involves a variety of risks, particularly the risk of drilling wells that are found to be unable to produce any oil at prices sufficient to repay the costs of the wells and the costs of producing the wells. We have recognized impairment expenses of $177,516 and $253,682 in 2014 and 2013, respectively. It is possible that in the future we will continue to recognize substantial impairment expenses when uneconomic wells and declines in oil prices result in impairments of the capitalized costs of our oil properties. The oil business also includes operating hazards such as fires, explosions, cratering, blow-outs and encountering formations with abnormal pressures. The occurrence of any of these risks could result in losses. The occurrence of any one of these significant events, if it is not fully insured against, could have a material adverse effect on our financial position and results of operations.

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

	High	Low
2014
First quarter ended March 31, 2014	$0.15	$0.09
Second quarter ended June 30, 2014	$0.23	$0.08
Third quarter ended September 30, 2014	$0.19	$0.11
Fourth quarter ended December 31, 2014	$0.14	$0.05

2013
First quarter ended March 31, 2013	$0.48	$0.20
Second quarter ended June 30, 2013	$0.45	$0.26
Third quarter ended September 30, 2013	$0.29	$0.15
Fourth quarter ended December 31, 2013	$0.25	$0.11

The last sale price of our common stock as reported on the OTC Markets OTCQB tier was $0.09 per share on June 10, 2015. As of June 10, 2015, there were approximately 125 record owners of our common stock.

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

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

For drilling operations on leases in which we are the operator, we hire third parties to provide contract drilling services to us on an as needed basis. We have been able to reduce or eliminate our financial exposure in the initial drilling in our projects by creating joint venture arrangements that provide for others to pay for all or a disproportionate share of the initial drilling costs in exchange for a working or royalty interest in the well. From time to time we sell working interests in wells. In 2014, we have sold working interest in 5 of our wells ranging from 37.5% to 50% working and royalty interest per well and for each well we are responsible for completion and operating costs on those wells ranging from 50% to 50% per well, to two individuals and/or entities on the Millard Willis, William Warren and Billy Walker lease. We expect to continue to use these types of relationships to partially or completely fund initial drilling of future wells.

During 2014, we plan to continue to expand our acreage position in our core area, focusing on acreage we will operate. In 2014, the Company entered into an agreement between the Company and Mr. Daniel (Allen) Page, a related party, of 50% interest in an 87.5% working interest lease with approximately 68 acres named the Johnny Ringley lease located in Cumberland County, Kentucky. The Company also entered into an operating agreement of an 87.5% working interest lease with approximately 640 acres named the William Warren II lease located in Overton County, Kentucky. In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. Our total revenues decreased 67% in 2014 from the comparable period in 2013 which attributed to the sale of oil and gas leases during the 2013 period, as well as a lower amount of natural depletion of wells and downtime which are the effects of our decision to reduce drilling and completion cost through negotiated sales.

At December 31, 2014 and 2013, our balance sheet includes approximately $3.609 million and $3.627 million of obligations, a substantial portion of which relates to the prior business of our company before those operations were discontinued in 2005. Other than the secured credit line due a related party, none of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

We also face the challenge of limited personnel and diversion of our management’s time and attention. In 2011, we hired a part-time accountant and in 2014 we hired a part-time project coordinator, but as our company continues to grow, we need hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared. Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations. Historically, we have been relying upon funding available to us under a secured line of credit extended by Mr. Daniel (Allen) Page, a related party, which matured in December 2011 and is due on demand. As described elsewhere herein, in April 2012 we granted Mr. Daniel (Allen) Page a security interest in all of our assets as collateral for this obligation. At December 31, 2014, $170,000 is outstanding under this facility which is the maximum amount available as the credit line matured in December 2011. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation.

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

Going Concern

We reported net loss of $673,849 for 2014 and we had an accumulated deficit of approximately $16.81 million. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

We generally generate revenue from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from well services and sales of interest in oil and gas leases to third parties and finder’s fees for the culmination of the sale of oil well interests between third parties. While oil sales revenues are constant from period to period, revenues from sales of oil and gas leases and finder’s fees are transaction based on one-time for the particular transaction. Revenues generated from well services can also fluctuate dramatically from period to period. As such, we may not report revenues from those sources in all periods. Our revenues from all sources in 2014 were substantially less when compared to 2013 due to low production income as the weather conditions were unfavorable for pumping during the period as well as the sale of some producing wells in 2013.

During 2014, the average sales price (net of taxes and transfers) per unit of oil extracted from wells drilled by us was approximately $89.49 as compared to approximately $94.04 in 2013. During the 2014 compared to 2013, the average number of barrels sold was approximately 779 and 1,667, respectively. Our revenues from oil sales decreased by 56% in 2014 from 2013 primarily as a result of the natural depletion of wells, downtime, and the sales of our portions of working interest in oil leases.

Our total operating expenses in 2014 increased approximately 13% from 2013. The increase is directly related to the operator’s year-end reporting of wells that the Company was receiving overriding royalty interest in recording impairment. Oil lease operating expenses, which include our portion of the cost of contract drillers, other expenses associated with the drilling operations and depletion expense, were 282% of oil sales revenues in 2014 as compared to 141% of oil sales revenues in 2013. The increase is directly related to the non-cash stock compensation expense incurred with the issuance of stock options and the declines in margins for our oil sales are attributable to the natural depletion of wells, downtime, and the sales of our portions of working interest in oil leases which historically had higher margins.

Cost of oil and gas leases sold in 2014 were 6% of the revenue from the sale of the oil and gas leases, as compared to 9% in 2013 as the cost of oil and gas sold were minimized resulting from our new package drilling which lowered our overall drilling and completion costs associated with joint ventured wells.

During 2014, our sales, general and administrative expenses increased approximately 73% from 2013 which is primarily attributable to the non-cash stock compensation expense incurred with the issuance of stock options. Included in sales, general and administrative expenses in 2014 is consulting expenses of $51,768 paid to Mr. Daniel (Allen) Page, a related party, an increase 2% over 2013, and $26,259 of non-cash depreciation expense, increase of 16% from 2013.

During 2014, we recognized an impairment expense of $177,516 compared to $253,682 in 2013. These impairment expenses are related to impairment of developed properties as we have determined that the carrying value of these assets is likely not recoverable. Given the nature of our operations it is likely we will recognize comparable expenses in future periods. Although we experienced a decrease in operating expenses in 2014, we anticipate our operating expenses will increase in 2014 which will be reflective of our increased business operations. We are not able at this time, however, to quantify the amount of the expected increase.

During 2014, our interest expense was $14,024 compared to $15,100; respectively. The decreased is the result of the decreased amounts outstanding principal under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2014, we had a working capital deficit of $3,443,981 as compared to a working capital deficit of $3,096,764 at December 31, 2013. Our current liabilities at December 31, 2014 include approximately $3.6 million of accounts payable and accrued expenses. Included in our accrued expenses at December 31, 2014 is approximately $45,900 of consulting expenses accruing from first quarter 2013, due a related party, and approximately $154,000 of accrued taxes. In addition, at December 31, 2014 we owe a related party $170,000 of principal and $3,214 of accrued interest under a secured line of credit described below.

Net cash used by operating activities for 2014 was $62,019 as compared to net cash provided by operating activities of $326,067 for 2013. During the 2014 period, we primarily used cash to fund our loss and reduce our accounts payable and accrued expenses. During the 2013 period, cash was provided by our net income and increases in our accounts payable offset by increased in accounts receivable. Net cash used in investing activities in 2014 was $284,155 reflected the sale of oil and gas rights, net of purchase of oil and gas rights and purchase of fixed assets. Net cash used by financing activities for 2014 was $10,000 and $0 for 2013.

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

Effective December 13, 2010, we entered into a Fifth Amendment to the Convertible Line of Credit Note with Mr. Daniel (Allen) Page pursuant to which he extended the due date of all amounts due under the Convertible Line of Credit to December 31, 2012. The Convertible Line of Credit is now due on demand. In April 2012, we entered into a Security Agreement with Mr. Daniel (Allen) Page to provide collateral for the repayment of this obligation. The Security Agreement provides that if there is an “event of default” under the agreement, the lender is entitled to take possession of our assets. Events of default include, among other items, (i) a failure to pay the obligations when due, (ii) a judgment in excess of $10,000, (iii) appointment of a receiver or an event of bankruptcy, or (iii) a breach by us of any covenant of the Security Agreement. Under the terms of the Security Agreement, we also agreed not to take certain actions, including:

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

ASU 2014 -15 issued August 2014

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

The amendments in this Update are effective for public and nonpublic entities for annual period’s ending after December 15, 2016. Early adoption is permitted.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2014, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses.

The material weaknesses identified are related to insufficient personnel and accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to these material weaknesses, in preparing our financial statements for the year ended December 31, 2014 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles. While we hired an experienced accountant in 2011 in an effort to mitigate to an extent these material weaknesses, she is a part-time employee and we continue to lack sufficient personnel and resources. Although we believe the possibility of errors in our financial statements is remote, until such time as we hire a full time principal financial officer and expand our staff with qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     Other Information.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
Ken Page	43	Chairman of the Board, Chief Executive Officer, President, Secretary
Brad McNeil	48	Director

Ken Page. Mr. Page has served as Chairman of the Board and Chief Executive Officer of our company since September 2007. Prior to joining the company, in 2006 Mr. Page was an associate broker with No. 1 Quality Realty in Tennessee. From 2002 to 2006, Mr. Page was a programmer with S &S Precision Inc., a Tennessee manufacturer of industrial molds, tool and die material and packing.

Brad McNeil. Mr. McNeil has been a member of our Board of Directors since October 2007. Since 2000 Mr. McNeil has been the Plant Manager for Certified Cylinder, Inc., a Tennessee tank refurbisher. In addition, during the past 20 years Mr. McNeil has provided part-time field work for independent oil operators.

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

Under the terms of the 2012 agreement we agreed to pay Mr. Daniel (Allen) Page a fee of $46,000 and pay his expenses incurred in providing the services to us up to a maximum of $1,000 per month. We also provide Mr. Page with the full-time use of a company-owned vehicle as additional compensation. The initial term of the agreement is one year and the term automatically expands for successive one year terms unless either we or Mr. Page provide notice of non-renewal at least 60 days prior to the expiration of the then current term. The agreement contains customary confidentiality provisions. As of December 31, 2014, we have accrued as a liability an aggregate of $45,866 under this agreement.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2014.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2014 and 2013 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2014. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 7 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compen- sation ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All Other Compen- sation ($) (i)	Total ($) (j)
Ken Page, Chief Executive Officer 1	2014	42,000	0	0	163,803	0	0	7,630	49,630

	2013	46,000	0	0	0	0	0	0	46,000

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

On July 1, 2012 we entered into an agreement with Mr. Page pursuant to which certain terms of his Employment Agreement were amended at his request in an effort to assist our company during our development of our new business. Under Amendment No. 2 to Mr. Page’s Employment Agreement, his base salary was reduced from $50,000 per year to $40,000 per year and he forgave his accrued wages of $ 85,076. We provide Mr. Page with the full time use of a company-owned vehicle as additional compensation. In May 2014, this employment agreement was amended to reduce the monthly salary to be $3,500 a month and the Company opting to pay health insurance in the amount of $542.02. In addition, on June 27, 2014 our Board of Directors granted Mr. Ken Page five year non-qualified options to purchase 1,560,000 shares of our common stock at an exercise price of $0.16 per share.

On August 21, 2014, we entered into an agreement with Mr. Page pursuant to which certain terms of his Employment Agreement were amended at his request in an effort to assist our company during development of our new business. Under Amendment No. 2 to Mr. Page’s Employment Agreement, his base salary was reduced from $46,000 annually to $42,000 and we agreed to pay his health insurance premiums initially at the rate of $524 per month, which such amount may be increased or decreased upon a change in cost of such insurance based upon a subsequent policy providing identical coverage. This amendment memorialized an oral agreement between parties entered into in May 2014.

The terms of the employment agreement were approved by our Board of Directors, of which Mr. Page is one of two members. We have not utilized the services of a compensation consultant.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2014:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Ken Page	1,500,000	0	0	0.30	9/14/15	0	0	0	0

Ken Page	1,560,000	0	0	0.16	06/27/2018	0	0	0	0

Stock Option Plans

2004 Stock Incentive Plan

On March 22, 2004 our Board of Directors adopted, subject to stockholder approval, the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was approved by our stockholder in May 2004. No award could be granted under the 2004 Plan subsequent to the 10th anniversary of the date on which the plan was approved by our stockholders. The number of shares of our common stock available for issuance under the 2004 Plan was 3,500,000. At December 31, 2014 there were outstanding options to purchase 205,000 shares of our common stock at an exercise prices ranging from $0.25 to $0.56 per share.

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

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. Mr. Page, who is an executive officer of our company, does not receive any compensation specifically for his services as a director. In 2014 we did not compensate Mr. McNeil for his services to us as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At June 10, 2015, we had 38,176,085 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2015 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Ken Page (1)	3,060,000	8.0%
All officers and directors as a group (two persons) (1)	3,060,000	8.0%
Travis Coomer (2)	3,264,285	8.5%
Mitchell Coomer (3)	2,735,715	7.2%
Daniel (Allen)Page (4)	2,960,822	7.8%

(1)     The number of shares of common stock beneficially owned by Mr. Ken Page includes shares underlying options to purchase:

•	1,500,000 shares of our common stock with an exercise price of $0.30 per share which expire in September 2015.

(2)     Mr. Coomer’s address is 1115 Jamestown Street, Suite 3, Columbia, KY 42728.

(3)     Mr. Coomer’s address is 401 Coomer Road, Columbia, KY 42728.

(4)      Mr. Daniel (Allen) Page’s address is Post Office Box 574, Crossville, TN 38557. The number of shares owned by Mr. Page includes 1,054,852 shares which are presently outstanding, together with:

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2014.

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

During 2013 we entered into the following joint venture transaction on an oil lease with Mr. Daniel (Allen) Page:

•

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

During 2014 we entered into a number of joint venture transactions on various oil leases with Mr. Daniel (Allen) Page, including:

•

On February 16, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Gerald Norrad Well #3 at the cost of approximately $15,000. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

•	On March 31, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Alan Parrish Well #1 in Clinton County, Kentucky at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

•

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

•

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

•

On August 15, 2014, the Company entered into a 50% interest in an 87.5% working interest lease named the Johnny Ringley Lease between the Company and Mr. Daniel (Allen) Page, a related party, for an initial cost to the Company of $1,000. The lease is of approximately 68 acres, located in Cumberland County, Kentucky.

•

On August 21, 2014, we entered into an agreement with Mr. Page pursuant to which certain terms of his Employment Agreement were amended at his request in an effort to assist our company during development of our new business. Under Amendment No. 2 to Mr. Page’s Employment Agreement, his base salary was reduced from $46,000 annually to $42,000 and we agreed to pay his health insurance premiums initially at the rate of $524 per month, which such amount may be increased or decreased upon a change in cost of such insurance based upon a subsequent policy providing identical coverage. This amendment memorialized an oral agreement between parties entered into in May 2014.

•

On September 26, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the David Wright in Fentress County, Tennessee at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

During 2014 we were also a party to several additional transactions with Mr. Daniel (Allen) Page, including:

•

Mr. Daniel (Allen) Page also provides a secured line of credit to us which is described earlier in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Secured Line of Credit with Mr. Daniel (Allen) Page. During 2013 we paid Mr. Page $15,100 of interest under this secured credit line. At December 31, 2013 we owed Mr. Daniel (Allen) Page $180,000 principal and $0 of accrued but unpaid interest. In April 2013 we entered into a Security Agreement with Mr. Daniel (Allen) Page pursuant to which we granted him a security interest in all of our assets to ensure the repayment of the secured credit line which is described in greater detail earlier in this report; and

•

On August 15, 2012, effective July 1, 2012, we entered into a new Consulting Agreement with Mr. Daniel (Allen) Page which replaced the earlier agreement dated March 1, 2011. The terms of this agreement are described earlier in this report under Part III, Item 10. Directors, Executive Officers and Corporate Governance. At December 31, 2014 we owed Mr. Page $56,819 accrued consulting fees under this agreement, net of payments of $17,330 during 2014.

•

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

Director Independence

Mr. McNeil is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Liggett, Vogt and Webb P.A. in 2014 and 2013.

	2014	2013
Audit Fees	$34,000	$34,000
Audit-Related Fees	0	0
Tax Fees	3,500	3,500
All Other Fees	0	0
Total	$37,500	$37,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2014 and 2013 were pre-approved by the entire Board of Directors.

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

10.21	Oil and Gas Lease Assignment dated April 12, 2012 for the Clark Brothers Lease. (20)
10.22	Oil and Gas Lease Assignment dated April 12, 2012 for the Simmons lease and the Blaydes lease (20)
10.23	Oil and Gas Lease Assignment dated April 12, 2012 for the Ervin lease. (20)
10.24	Oil and Gas Lease Assignment dated April 12, 2012 for the Hickerson lease (20)
23.1	Consent of Lee Keeling & Associates, Inc. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
99.1	Reserve Report of Lee Keeling & Associates, Inc. at December 31, 2014 *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

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

TN-K Energy Group Inc.

May 26, 2015	By:	/s/ Ken Page
Ken Page, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Ken Page	Chief Executive Officer, President, Secretary,	May 26, 2015
Ken Page	Director, Principal Executive Officer and Principal Financial and Accounting Officer

/s/ Brad McNeil	Director	May 26, 2015
Brad McNeil

Index of Exhibits

23.1	Consent of Lee Keeling & Associates, Inc. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
99.1	Reserve Report of Lee Keeling & Associates, Inc. at December 31, 2014 *

TN-K ENERGY GROUP INC

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TN-K Energy Group, Inc.

We have audited the accompanying balance sheets of TN-K Energy Group, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and cash flows for each of the years then ended December 31, 2014 and 2013, in conformity with generally accepted accounting principles in the United States.

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

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

New York, New York

May 29, 2015

TN-K Energy Group Inc
Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$157,830	$514,003
Accounts receivable	17,572	17,318
TOTAL CURRENT ASSETS	175,402	531,321

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,546,885	1,691,756

EQUIPMENT, net of depreciation	95,846	122,105
OTHER ASSETS	42,000	42,000

TOTAL ASSETS	$1,860,133	$2,387,182

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$2,888,728	$2,889,819
Accrued expenses	550,655	558,167
Convertible note payable - related party	170,000	180,000

TOTAL CURRENT LIABILITIES	3,609,383	3,627,986

LONG TERM LIABILITIES:
Asset retirement obligation	33,240	31,640
Deferred income taxes payable	285,097	285,097
TOTAL LONG TERM LIABILITIES	318,337	316,737

TOTAL LIABILITIES	3,927,720	3,944,723

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 38,176,085 and 38,176,085 issued and outstanding, respectively	1,145,282	1,145,282
Additional Paid - In Capital	13,601,316	13,437,513
Accumulated deficit	(16,814,185)	(16,140,336)

TOTAL STOCKHOLDERS' DEFICIT	(2,067,587)	(1,557,541)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,860,133	$2,387,182

See accompanying notes to financial statements.

TN-K Energy Group, Inc.
Statements of Operations

	For the Year Ended December 31,
	2014	2013

Revenue:
Oil sales	$69,674	$156,767
Well Services	-	29,594
Well Equipment Rental	14,431	-
Sale of oil and gas leases	111,500	398,250
Total Revenue	195,604	584,611

Expense:
Oil lease operating expense	196,632	221,313
Cost of oil and gas leases sold	64,439	37,494
Sales, general and administrative	416,474	240,890
Impairment of developed properties	177,516	253,682
Total Operating Expenses	855,061	753,379

(Loss) From Operations	(659,457)	(168,768)

Other Income (Expense):

Interest expense	(14,424)	(15,100)
Other income	31	26
Total Other Income (Expense)	(14,393)	(15,074)

Loss before taxes	(673,849)	(183,842)
Income taxes	-	-
Net Loss	$(673,849)	$(183,842)

Basic Loss per common share	$(0.02)	$-
Diluted Loss per common share	$(0.02)	$-

Weighted average number of common shares outstanding -
Basic	38,176,085	38,176,085
Diluted	38,176,085	38,176,085

See accompanying notes to financial statements.

TN-K Energy Group Inc
Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013

Cash Flow From Operating Activities:
Net Income / (Loss)	$(673,849)	$(183,842)
Adjustments to Net Income
Depreciation and depletion	216,293	235,009
Impairment loss on developed oil property	177,516	253,682
Change in fair fair of asset retirement obligation	1,600	1,600
Equity based compensation	163,803	-
Adjustments to reconcile Net Loss to Net Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Accounts receivable	(254)	7,577
Sale of oil and gas rights	61,476	37,500
Accounts payable and accrued expenses	(8,603)	(25,459)
Net Cash Provided by (Used by) Operating Activities	(62,019)	326,067

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(284,155)	(271,731)
Purchase of fixed assets	-	(26,797)
Net Cash Used by Investing Activities	(284,155)	(298,528)

Cash Flow From Financing Activities:
Payment on convertible note payable-related party	(10,000)	-

Net Increase (Decrease) In Cash and Cash Equivalents	(356,173)	27,539

Cash and cash equivalents at beginning of period	514,003	486,464

Cash and cash equivalents at end of period	$157,830	$514,003

Supplemental cash flow information:
Cash paid for interest	$20,033	$15,100
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

TN-K Energy Group Inc
Statements of Changes in Stockholders’ Deficit
Years ended December 31, 2014 and 2013

	Preferred Stock		Common Stock
	Shares Par Value $0.01	Amount	Shares Par Value $0.03	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2012	$-	-	$38,176,085	$1,145,282	$13,437,513	$(15,956,494)	$(1,373,699)

Net loss	-	-	-	-	-	(183,842)	(183,842)

Balance at December 31, 2013	-	-	38,176,085	1,145,282	13,437,513	(16,140,336)	(1,557,541)

Issuance of stock options					163,803		163,803

Net loss	-	-	-	-	-	(673,849)	(673,849)

Balance at December 31, 2014	$-	-	38,176,085	$1,145,282	$13,601,316	$(16,814,185)	$(2,067,587)

See accompanying notes to financial statements.

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION.

Organization

TN-K Energy Group Inc. is an independent energy company engaged in the acquisition, development and sale of crude oil reserves and production in the Appalachian Basin and to conduct directly and indirectly through third parties, operations on the properties. In these Notes, the terms “Company”, “TN-K”, “we”, “us”, “our” and terms of similar import refer to TN-K Energy Group Inc.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and a substantial portion of the debt is in default and has a stockholders’ deficit of $(2,067,587) as of December 31, 2014. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2014      and 2013, management had determined no allowance for uncollectible receivables was necessary. At December 31, 2014and 2013, we had accounts receivable and receivables from the sale of a partial interest in oil wells of $17,572 and $17,318, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation. For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface. Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset. Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligations as of December 31, 2014 and December 31, 2013, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO for the years ended December 31, 2014:

	2014	2013
Asset retirement obligation beginning of period	$31,640	$30,040
Liabilities incurred	0	0
Liabilities settled	0	0
Accretion	1,600	1,600
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$33,240	$31,640

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development. Internal costs that are capitalized at December 31, 2014 and 2013, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

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

Revenue Recognition — We recognize oil revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. We recognize the sale of the partial interests in our oil wells once the terms of such contract have been fulfilled. Commission and finder’s fee revenues were recorded upon the culmination of the sale of oil well interests between the third parties

Major Customers — During the years ended December 31, 2014 and 2013, we had two customers, accounting for 100% of oil sales. Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Net Loss Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period. Any common shares issued as a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. For the year ended December 31, 2013, there were 3,393,000 stock options outstanding and $180,000 of convertible debt, excluded from the computation of dilutive securities as the effect would have been anti-dilutive. For the year ended December 31, 2014, there were 3,215,000 stock options outstanding and $170,000 of convertible debt, excluded from the computation of dilutive securities as the effect would have been anti-dilutive.

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Reclassification — Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform to the December 31, 2014 financial statement presentation. Such reclassifications have had no effect on net income.

Recent Accounting Pronouncements- All other newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

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

ASU 2014 -15 issued August 2014

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

The amendments in this Update are effective for public and nonpublic entities for annual period’s ending after December 15, 2016. Early adoption is permitted.

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	December 31, 2014	December 31, 2013
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,212,701	$1,325,405
Evaluated costs	1,869,537	1,525,122
Asset retirement costs	39,600	39,600
	3,121,839	2,890,127

Well equipment, furniture and software	183,809	183,809
	3,305,648	3,073,936
Less accumulated depreciation, depletion, impairments and amortization	(1,662,916)	(1,260,075)

Oil and gas property and equipment	$1,642,731	$1,813,861

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties is excluded from the amortization computation. The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Net Costs Incurred
Year Incurred
Year ended December 31, 2014	(112,704)
Year ended December 31, 2013	$(67,274)
Year ended December 31, 2012	842,811
Year ended December 31, 2011	(592,569)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
$1,212,701

Costs associated with unevaluated properties are primarily lease acquisition costs. At December 31, 2014 and December 31, 2013, we drilled 3 and 3 dry holes respectively and recorded an impairment expense of $37,145 and $120,557, associated with dry holes. Pending costs of $0 and $1,640 for wells-in-progress existed at December 31, 2014 and 2013, respectively. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

Prospect leasing and acquisition normally require one to three years, and the subsequent evaluation normally requires an additional one to three years.

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

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

On August 20, 2014, per a Memorandum of Understanding the Company participated in 20% working interests in the Kyle Padgett well #7 at the cost of $4,250 and is responsible for 25% of the all costs associated with the well.

On September 8, 2014, the Company entered into an 87.5% working interest lease named the William Warren II Lease between the Company for an initial cost to the Company of $10. The lease is of approximately 640 acres, located in Overton County, Kentucky.

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

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

On September 26, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the David Wright in Fentress County, Tennessee at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

On September 30, 2014 per Memorandum of Understanding the Company sold 50% working and royalty interest to four individuals and/or entities in the William Warren II Well #1 for $35,000 and is responsible for 50% of all the costs associated with the well.

On November 18, 2014 per Memorandum of Understanding the Company sold 50% working and royalty interest to four individuals and/or entities in the Billy Walker Well #1 for $35,000 and is responsible for 50% of all the costs associated with the well.

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

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY.

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for the year ended December 31, 2014 and 2013:

	Years Ended December 31
	2014	2013
Amortization of costs for evaluated oil properties	$190,035	$212,352
Depreciation of office equipment, furniture and software	26,258	22,657
Total DD&A expense	$216,293	$235,009

The resulting depletion for the year ended December 31, 2014 and 2013, respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

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

At December 31, 2014 and 2013, we owed Mr. Page $170,000 and $180,000, respectively of principal and approximately $0 and $455, respectively of accrued but unpaid interest under this credit line. Mr. Daniel (Allen) Page a principal stockholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors. We have also entered into a number of joint ventures with Mr. Page. See Note 7 – Related Party Transactions.

Convertible notes payable and loans payable are summarized as follows:

	December 31, 2014	December 31, 2013
Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, secured, due on demand	$170,000	$180,000

	$170,000	$180,000

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

Income tax expenses and effective income tax rates for the years ended December 31, 2014 and 2013 consist of the following:

	2014	2013
Current taxes (federal and state benefit)	$(258,000)	$(71,000)
Permanent differences	66,000	0
Valuation allowance	$192,000	$71,000
Income (loss) before income taxes	$(673,849)	$(183,842)
Effective income tax rate	0%	0%

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

NOTE 5 — INCOME TAXES (continued).

The effective income tax rate for the years ended December 31, 2014 and 2013 differ from the U.S. Federal statutory income tax rate as follows:

	2014	2013
Federal statutory income tax rate	34%	34%
State income taxes, net of federal benefit	5%	5%
Permanent differences	(10%)	-)
Valuation allowance	(29%)	(39%)
Effective income tax rate	0%	0%

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

The Company has net operating loss carryforwards as of December 31, 2014 and 2013 of $43.4 million and $42.6 million, respectively. These net operating loss carryforwards expire at various dates through 2034. The related deferred tax assets of $16.4 million and $16.4 million have been fully reserved, primarily due to the lack of recurring income from operations.

NOTE 6 — STOCKHOLDERS’ DEFICIT.

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

NOTE 6 — STOCKHOLDER’S DEFICIT (continued).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,393,000	$0.31
Granted	-	0.00
Exercised	-	0.00
Expired or cancelled	-	0.00
Outstanding at December 31, 2013	3,393,000	$0.31
Granted	1,560,000	0.00
Exercised	-	0.00
Expired or cancelled	(1,738,000)	0.00
Outstanding at December 31, 2014	3,215,000	$0.31

The following table summarizes information about options outstanding and exercisable at December 31, 2014:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.01 to $0.24	1,560,000	4.5	$0.16	1,560,000
$0.25 - $0.50	1,575,000	0.95	0.30	1,575,000
$0.51 - $1.00	80,000	2.08	0.56	80,000

	3,215,000		$0.31	3,215,000

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for five to ten years from the grant date. The unamortized compensation expense attributed to the unvested options as of December 31, 2014 was $149,389.

The intrinsic value of these options and warrants at December 31, 2014 and 2013 was $0 and $3,600, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS.

In May 2014, this employment agreement was amended to reduce the monthly salary to be $3,500 a month and the Company opting to pay health insurance in the amount of $524.02. In addition, on June 27, 2014 our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,560,000 shares of our common stock at an exercise price of $0.16 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 175%, risk free interest rate of 2.0%, and expected life of 4.5 years. The fair value of these options was determined to be $313,192, which is being amortized over the five year vesting period.

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

NOTE 7 — RELATED PARTY TRANSACTIONS (continued).

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

On August 21, 2014, we entered into an agreement with Mr. Page pursuant to which certain terms of his Employment Agreement were amended at his request in an effort to assist our company during development of our new business. Under Amendment No. 2 to Mr. Page’s Employment Agreement, his base salary was reduced from $46,000 annually to $42,000 and we agreed to pay his health insurance premiums initially at the rate of $524 per month, which such amount may be increased or decreased upon a change in cost of such insurance based upon a subsequent policy providing identical coverage. This amendment memorialized an oral agreement between parties entered into in May 2014.

On September 26, 2014, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the David Wright in Fentress County, Tennessee at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

At December 31, 2014 and December 31, 2013 we owed Mr. Page $170,000 and $180,000, respectively of principal and approximately $0 and $0, respectively of accrued but unpaid interest under this credit line. At December 31, 2014 and December 31, 2013 we owed Mr. Page $51,768 and $56,820, respectively of accrued consulting expenses.

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

NOTE 9 ─ SUBSEQUENT EVENTS.

On January 1, 2015 per Memorandum of Understanding the Company sold 50% working and royalty interest to two individuals and/or entities in the Millard Willis Well #10 for $35,000 and is responsible for 50% of all the costs associated with the well.

On January 2, 2015 per Memorandum of Understanding the Company sold 50% working and royalty interest to two individuals and/or entities in the Johnny Ringley Well #1 for $35,000 and is responsible for 50% of all the costs associated with the well.

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

NOTE 9 ─ SUBSEQUENT EVENTS (continued).

On January 31, 2015 per Memorandum of Understanding the Company sold 50% working and royalty interest to four individuals and/or entities in the William Warren Well #2 for $35,000 and is responsible for 50% of all the costs associated with the well.

On March 31, 2015 per Memorandum of Understanding the Company sold 50% working and royalty interest to two individuals and/or entities in the Sherrie Miles Well #1 for $35,000 and is responsible for 50% of all the costs associated with the well.

NOTE 10 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED).

The Company continues to operate through its oil production in 2014 and some limited amounts of exploration. The information presented below regarding the Company’s proved developed producing reserves, proved developed and proved undeveloped reserves were prepared by independent petroleum engineering consultants. All reserves are located within the continental United States.

As at December 31, 2014 and 2013 the oil reserves consisted of the following;

	Estimated Remaining Reserves at December 31,
	2014				2013
	Gross	Net	Future Net Revenues		Gross	Net	Future Net Revenues
Reserve Classification	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)	Oil (Bbls)	Oil (Bbls)	Total ($)	Discount @ 10% ($)

Proved Developed
Producing	54,417	3,409	287,328	139,923	105,487	7,572	638,664	354,631
Non-producing	11,645	2,393	169,577	90,799	20,301	3,585	248,566	159,183
Sub-total	66,062	5,802	456,905	230,722	125,788	11,157	887,230	513,814

Proved Undeveloped	12,249	3,644	176,213	98,819	43,740	10,387	532,966	317,173

Total Proved	78,311	9,446	633,118	329,541	169,528	21,544	1,420,196	830,987

Probable	58,335	12,753	829,066	442,527	64,346	13,528	838,440	490,102

Possible	148,327	38,011	2,423,731	1,199,111	214,440	60,324	3,899,959	2,153,055

Total All Reserves	284,973	60,210	3,885,915	1,971,179	448,314	95,396	6,158,595	3,474,144

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

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

NOTE 10 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED) (continued).

Estimated net quantities of proved developed and undeveloped reserves of oil and gas for the year ended December 31, 2014 and 2013 are presented in table below.

	Oil (BBLS)	Gas (MCF)
Beginning of year – January 1, 2013	127,661	-
Provisions of previous quantity estimates	(15,966)	-
Extensions, discoveries and improved recoveries	-	-
Acquisitions	-
Sales of reserves in place	(14,632)	-
Production	(1,667)	-
End of year – December 31, 2013	95,396	0
Provisions of previous quantity estimates	(34,406)	-
Extensions, discoveries and improved recoveries	-	-
Acquisitions	-	-
Sales of reserves in place	-	-
Production	780	-
End of year – December 31, 2014	60,210	0

Proved developed reserves at December 31, 2013	11,157	0
Proved developed reserves at December 31, 2014	5,802	0

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

	2014	2013
Future cash inflows	$5,388,279	$8,969,100
Future costs:
Production	(716,955)	(1,277,187)
Development	(583,500)	(1,194,134)
Future income tax expense	(201,909)	(339,186)
	3,885,915	6,158,593
Future net cash flows
10% discount factor	(1,914,735)	(2,684,451)

Standardized measure of discounted future net cash flows relating to proved reserves	$1,971,180	$3,474,142

The principal sources of changes in the standardized measure of discounted future net cash flows during the year ended December 31, 2014 and 2013 are as follows:

	2014	2013
Beginning balance	$3,474,142	$4,968,495
Sales, net of production costs	(63,075)	(155,199)
Net changes in prices and production costs	(936)	5,551
Sales of minerals in place	-	(37,500)
Acquisitions	-	-
Development costs incurred during the year	283,804	271,731
Changes in estimated future development costs	(610,634)	(379,916)
Revisions in previous quantity estimates	(1,247,110)	(1,530,743)
Accretion of discount	272,266	422,132
Change in income taxes	(137,277)	(90,409)
Ending balance	$1,971,180	$3,474,142

TN-K ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014 and 2013 and for the Years Ended December 31, 2014 and 2013

NOTE 10 — INFORMATION REGARDING PROVED OIL AND GAS RESERVES (UNAUDITED) (continued).

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of the accounting guidance. Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs (including the estimated asset retirement obligation) are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of the Company’s proved oil and gas properties. All new well interest acquired, sold and drilled in 2014 were exploratory and have yet to consummate any production of oil.