Form 10-Q
period 2015-03-31
TN-K ENERGY GROUP INC.
filed 2015-08-21
CIK 942650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes ☒ No 

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 38,176,085 shares of common stock are issued and outstanding as of August 7, 2015.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation. In addition, when used herein and unless specifically set forth to the contrary, “First Quarter 2015” refers to the three months ended March 31, 2015, “First Quarter 2014” refers to the three months ended March 31, 2014, “2015” refers to the year ending December 31, 2015, and “2014” refers to the year ended December 31, 2014.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

TN-K Energy Group Inc

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$111,366	$157,830

Accounts receivable	52,688	17,572
TOTAL CURRENT ASSETS	164,054	175,402

OIL AND GAS PROPERTY (Successful efforts method), at cost	1,583,583	1,546,885

EQUIPMENT, net of depreciation	89,282	95,846

OTHER ASSETS	42,000	42,000

TOTAL ASSETS	$1,878,919	$1,860,133

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable	$2,931,105	$2,888,728
Accrued expenses	565,195	550,655
Convertible note payable - related party	170,000	170,000

TOTAL CURRENT LIABILITIES	3,666,300	3,609,383

LONG TERM LIABILITIES:
Asset retirement obligation	33,640	33,240
Deferred income taxes payable	285,097	285,097
TOTAL LONG TERM LIABILITIES	318,737	318,337

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 38,176,085 and 38,176,085 issued and outstanding, respectively	1,145,282	1,145,282

Additional Paid - In Capital	13,640,113	13,601,316
Accumulated deficit	(16,891,514)	(16,814,185)

TOTAL STOCKHOLDERS' DEFICIT	(2,106,119)	(2,067,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,878,919	$1,860,133

See accompanying notes to financial statements.

TN-K Energy Group, Inc.

Condensed Statement of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenue:
Oil sales	2,775	12,886
Well Equipment Rental	20,300	-
Sale of oil and gas leases	94,500	-
Total Revenue	117,575	12,886

Expense:
Oil lease operating expense	39,266	50,038
Cost of oil and gas leases sold	29,258	-
Sales, general and administrative	122,836	58,082
Total Operating Expenses	191,360	108,120

Loss From Operations	(73,785)	(95,234)

Other Income (Expense):

Interest expense	(3,544)	(3,618)
Total Other Income (Expense)	(3,544)	(3,618)

Net loss before taxes	$(77,329)	(98,852)
Income taxes	-	-

Net Loss	$(77,329)	$(98,852)

Basic Loss per common share	$-	$-
Diluted Loss per common share	$-	$-

Weighted average number of common shares outstanding -
Basic	38,176,085	38,176,085
Diluted	38,176,085	38,176,085

See accompanying notes to financial statements.

TN-K Energy Group Inc

Condensed Statement of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash Flow From Operating Activities:
Net Loss	$(77,329)	$(98,852)
Adjustments to reconcile Net Loss to Net Cash (Used by) Provided by Operating Activities:
Depreciation and depletion	44,999	54,987
Change in fair fair of asset retirement obligation	400	400
Equity based compensation	38,797	-
Changes in operating assets and liabilities:
Accounts receivable	(35,116)	(3,751)
Sale of oil and gas rights	27,426	-
Accounts payable and accrued expenses	56,917	(11,854)
Net Cash Provided by (Used by) Operating Activities	56,094	(59,070)

Cash Flow From Investing Activities:
Purchase and development of oil and gas rights	(102,558)	(58,713)
Net Cash Used by Investing Activities	(102,558)	(58,713)

Cash Flow From Financing Activities:
Repayment of notes payable	-	(10,000)
Net Cash Used by Financing Activities	-	(10,000)

Net (Decrease) In Cash and Cash Equivalents	(46,464)	(127,783)

Cash and cash equivalents at beginning of period	157,830	514,003

Cash and cash equivalents at end of period	$111,366	$386,220

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to financial statements.

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of March 31, 2015 and December 31, 2014 and three months ended March 31, 2015 and 2014

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2014 which was filed on June 15, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(2,106,119) as of March 31, 2015. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

as of March 31, 2015 and December 31, 2014 and three months ended March 31, 2015 and 2014

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At December 31, 2014 and March 31, 2015, management had determined no allowance for uncollectible receivables was necessary. At March 31, 2015 and December 31, 2014, we had accounts receivable and receivables from the production of oil sale of $52,688, of which $0 was accounts receivable-related party, and $17,572, of which $0 was accounts receivable-related party, respectively.

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

The following table reflects the change in ARO at:

	March 31, 2015	December 31, 2014
Asset retirement obligation beginning of period	$33,240	$31,640
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion	400	1,600
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$33,640	$33,240

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at March 31, 2015 and December 31, 2014, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

as of March 31, 2015 and December 31, 2014 and three months ended March 31, 2015 and 2014

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

Major Customers — During the three months ended March 31, 2015 and 2014, we had two customers, respectively accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period. Any common shares issued as a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. For the year ended December 31, 2014 and the three months ended March 31, 2015, there were 3,215,000 stock options outstanding and $170,000 of convertible debt, excluded from the computation of dilutive securities as the effect would have been anti-dilutive.

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

as of March 31, 2015 and December 31, 2014 and three months ended March 31, 2015 and 2014

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

Reclassification — Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the March 31, 2015 financial statement presentation. Such reclassifications have had no effect on net income (loss).

Recent Accounting Pronouncements

All other newly issued but not yet effective accounting pronouncements have been deemed to either not be relevant or immaterial to the operations and reporting disclosures of the Company.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “ Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of March 31, 2015 and December 31, 2014 and three months ended March 31, 2015 and 2014

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	March 31, 2015	December 31, 2014
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,212,701	$1,212,701
Evaluated costs	1,944,669	1,869,537
Asset retirement costs	39,600	39,600
	3,196,970	3,121,839

Well equipment, furniture and software	183,809	183,809
	3,380,779	3,305,648
Less accumulated depreciation, depletion and amortization	(1,707,914)	(1,662,916)

Oil and gas property and equipment	$1,672,865	$1,642,731

Unevaluated Oil Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to evaluated costs and net of sales proceeds) excluded from the amortization computation:

Year Incurred	Net Costs Incurred
Three months ended March 31, 2015	$0
Year ended December 31, 2014	(112,704)
Year ended December 31, 2013	(67,274)
Year ended December 31, 2012	842,811
Year ended December 31, 2011	(592,569)
Year ended December 31, 2010	916,532
Year ended December 31, 2009	225,905
$1,212,701

Costs associated with unevaluated properties are primarily lease acquisition costs. At December 31, 2014, we drilled 3 dry holes and recorded an impairment expense of $37,145, associated with dry holes. There were no pending costs for wells-in-progress at December 31, 2014. During the three months ended March 31, 2015 and March 31, 2014, we recorded an impairment expense of $0 and $0 respectively. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of March 31, 2015 and December 31, 2014 and three months ended March 31, 2015 and 2014

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

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

On August 20, 2014, per a Memorandum of Understanding, the Company participated in 20% working interest in the Kyle Padgett Well #7 at the cost of $4,250 and is responsible for 25% of all the costs associated with the well.

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of March 31, 2015 and December 31, 2014 and three months ended March 31, 2015 and 2014

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT (continued).

On January 2, 2015 per Memorandum of Understanding the Company sold 50% working and royalty interest to two individuals and/or entities in the Johnny Ringley Well #1 for $17,500 and is responsible for 50% of all the costs associated with the well.

On January 31, 2015 per Memorandum of Understanding the Company sold 50% working and royalty interest to four individuals and/or entities in the William Warren Well #2 for $35,000 and is responsible for 50% of all the costs associated with the well.

On March 31, 2015 per Memorandum of Understanding the Company sold 50% working and royalty interest to two individuals and/or entities in the Sherrie Miles Well #1 for $7,000 and is responsible for 50% of all the costs associated with the well.

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

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Amortization of costs for evaluated oil properties	$38,435	$48,422
Depreciation of office equipment, furniture and software	6,565	6,565
Total DD&A expense	$44,999	$54,987

The resulting depletion and depreciation costs of $44,999 and $54,987 for the three months ended March 31, 2015 and 2014, respectively, and have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of March 31, 2015 and December 31, 2014 and three months ended March 31, 2015 and 2014

NOTE 4 – LOAN PAYABLE, CONVERTIBLE NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued).

On December 8, 2009 Mr. Page extended the due date of the note to June 30, 2010.  The warrants we will issue Mr. Page will expire four years from the date of issuance, which shall be deemed to be on the earlier of (i) the maturity date of the note; (ii) the date on which the funds are advanced in full and owing by us; or (iii) the date on which we elect to pay off the note in full during the term.  We agreed to register for resale the shares underlying the convertible note and warrants, but we have not filed the required registration statement. On June 29, 2010, Mr. Page extended the due date of the note to December 31, 2010. Effective December 13, 2010, the Company entered into a Fifth Amendment to the Convertible Line of Credit Note with Mr. Daniel (Allen) Page pursuant to which he extended the due date of all amounts due under the Convertible Line of Credit from December 31, 2011. The Convertible Line of Credit is now due on demand. In April 2012, the Company entered into a Security Agreement with Mr. Page pursuant to which it granted him a security interest in all of the Company’s assets as collateral for the amounts due under the Convertible Line of Credit. Although this line of credit has matured, Mr. Daniel (Allen) Page has not demanded payment on this credit line to date.

At March 31, 2015 and December 31, 2014, we owed Mr. Daniel (Allen) Page $170,000 and $170,000, respectively of principal and approximately $6,358 and $3,218, respectively of accrued but unpaid interest under this credit line. Mr. Daniel (Allen) Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors. We have also entered into a number of joint ventures with Mr. Daniel (Allen) Page. See Note 6- Related Party Transactions.

Convertible notes payable and loans payable are summarized as follows:

	March 31, 2015	December 31, 2014
Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due December 31, 2013	170,000	170,000
	$170,000	$170,000

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

On June 27, 2014 our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,560,000 shares of our common stock at an exercise price of $0.16 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 234%, risk free interest rate of 1.64%, and expected life of 4.5 years.

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of March 31, 2015 and December 31, 2014 and three months ended March 31, 2015 and 2014

NOTE 5 — STOCKHOLDERS’ DEFICIT. (continued).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	3,393,000	$0.31
Granted	1,560,000	.16
Exercised	-	.00
Expired or cancelled	(1,738,000)	.00
Outstanding at December 31, 2014	3,215,000	$.31
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at March 31, 2015	3,215,000	$.26

NOTE 6 –RELATED PARTY TRANSACTIONS.

The Company entered into a one year employment arrangement with its CEO in September 2007, with automatic annual renewals. The employment arrangement required an annual salary of $40,000 and a monthly expense allowance of $1,000, with 3,000,000 stock options issued. These stock options vest from March 2008 to September 2008 and have a $0.20 exercise price for three years. In September 2009, this employment agreement was amended to reduce the monthly salary to be $4,167.67 a month and an additional 120,000 options were issued with an exercise price of $0.25, vesting 10,000 options monthly commencing in September 2009. On December 14, 2010, our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,500,000 shares of our common stock at an exercise price of $0.30 per share. The options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 1.64%, annual volatility of 407%, risk free interest rate of 0%, and expected life of 4.5 years. In July 2013 we increased Mr. Page's compensation to $46,000 annually under the terms of an oral agreement. We also provided Mr. Page with the use of company-owned vehicles as an additional compensation.

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of March 31, 2015 and December 31, 2014 and three months ended March 31, 2015 and 2014

NOTE 6 –RELATED PARTY TRANSACTIONS. (continued).

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

At March 31, 2015 and December 31, 2014 we owed Mr. Page $170,000 and $170,000, respectively of principal and approximately $6,358 and $3,218, respectively of accrued but unpaid interest under this credit line. At March 31, 2015 and December 31, 2014, we owed Mr. Page $57,366 and $51,768, respectively of accrued consulting expenses.

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

The following discussion of our financial condition and results of operation for the First Quarter 2015 and the First Quarter 2014 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 as previously filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During 2015, we have continued to expand our acreage position in our core area, focusing on acreage we will operate. In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. Our revenues increased 812% for the First Quarter 2015 from the First Quarter 2014.

At March 31, 2015 and December 31, 2014, our balance sheet includes approximately $3.99 million and $3.93 million of obligations, a substantial portion of which relates to the prior business of our company before those operations were discontinued in 2005. Other than the secured credit line due a related party, none of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

We also face the challenge of limited personnel and diversion of our management’s time and attention. In 2011 we hired a part-time accountant and in 2014 we hired a full-time project coordinator, but as our company continues to grow, we need to hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared. Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations. We have been relying on funding available to us under a secured line of credit extended by Mr. Daniel (Allen) Page, a related party, which matured in December 2011 and is due on demand. In April 2012 we granted Mr. Daniel (Allen) Page a security interest in all of our assets as collateral for this obligation. At March 31, 2015, $170,000 is outstanding under this facility which is the maximum amount available as the credit line matured in December 2011. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation.

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

Going Concern

For the three months ended March 31, 2015, we reported a net loss of $77,329 compared to a net loss of $98,852, respectively, for the three months ended March 31, 2014. At March 31, 2015 we have an accumulated deficit of $16.9 million. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues can include revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties and finder’s fees for the culmination of the sale of oil well interests between third parties. While oil sales revenues are constant from period to period, revenues from sales of oil and gas leases and finder’s fees are transaction based on one-time for the particular transaction. As such, we may not report revenues from those sources in all periods. Oil sales revenues decreased 79% in the First Quarter 2015 compared to the First Quarter 2014, due to low production income as the weather conditions were unfavorable for pumping during the period and the lower than industry average sales price per unit of oil extracted. During the First Quarters 2015 and 2014, the average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $95.14 and approximately $45.35 respectively, for the three months ended March 31, 2015 and 2014.

During the First Quarter 2015 compared to the First Quarter 2014, the average number of barrels sold was approximately 730 and 928, respectively, for the three months ended March 31, 2015 and 2014. Revenues from the sale of oil and gas leases for the First Quarter 2015 was $94,500 as compared to $0 the First Quarter 2014.

Our total operating expenses during the First Quarter 2015 increased approximately 76% from the comparative period in 2014. The increase is directly related to the recording of annual accounting fees, the non-cash stock compensation expense incurred with the issuance of stock options and the cost of oil and gas leases sold. Oil lease operating expenses, which include our portion of the cost of contract drillers, and other expenses associated with the drilling operations and depletion expense, were 1400% of oil sales revenues for the three months ended March 31, 2015, respectively, which is attributable to our lower than usual amount of production and increased participation in drilling activities.

Cost of oil and gas leases sold were $29,258 for First Quarter 2015 and $0 for the First Quarter 2014.

Our sales, general and administrative expenses increased approximately 111% during the First Quarter 2015 from the comparative period in 2014. The increase is directly related to the recording of annual accounting fees, the non-cash stock compensation expense incurred with the issuance of stock options. We anticipate our operating expenses will increase during the balance of 2015 which will be reflective of our increased operations. We are not able at this time, however, to quantify the amount of the expected increase.

During First Quarter 2015 and 2014, we did not recognized any impairment expense.

 Our interest expense during First Quarter 2015 and 2014 was $3,544 and $3,618. The decreased is the result of the decreased amounts outstanding principal under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2015, we had a working capital deficit of $3,502,246 as compared to a working capital deficit of $3,433,981 at December 31, 2014. Our current assets at March 31, 2015 include accounts receivable and receivables from the sale of a partial interest in oil wells of $52,688 compared to $17,572 at December 31, 2014, respectively, which are due 30 days from invoicing. Our current liabilities includes approximately $3.5 million of accounts payable and accrued expenses, as of March 31, 2015, compared to $3.43 million of accounts payable and accrued expenses, as of March 31, 2014. Included in our accrued expenses, as of March 31, 2015 is approximately $57,366 of consulting expenses due a related party, and approximately $154,000 of accrued taxes. In addition, at March 31, 2015 we owe a related party $170,000 of principal and $6,358, of accrued interest under a secured line of credit.

Net cash provided by operating activities for the First Quarter 2015 was $28,668 as compared to the net cash used in the First Quarter 2014 was ($59,070). During the First Quarter 2015 and 2014, $38,797 and $0 was used in equity based compensation, respectively. Net cash used in investing activities in the First Quarter 2015 reflects the purchase of oil and gas leases and sales of oil and gas rights, as compared to net cash used in investment activities in First Quarter 2014 reflects the purchase of oil and gas leases and fixed assets. There was no net cash used in financing activities in the First Quarter 2015 as compared to the repayment of notes payable for the First Quarter of 2014.

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

The material weakness identified for the period ended December 31, 2014 were related to insufficient personnel and accounting resources are were adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. These material weaknesses have not been remediated and continued through the end of the First Quarter 2015. Due to these material weaknesses, in preparing our financial statements for the period ended March 31, 2015 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles. Until such time as we remediate these material weaknesses, we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

TN-K ENERGY GROUP INC.
August 7, 2015	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer