Form 10-Q
period 2015-06-30
TN-K ENERGY GROUP INC.
filed 2015-12-02
CIK 942650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 0-27828

TN-K ENERGY GROUP INC.
(Name of registrant as specified in its charter)

DELAWARE	13-3779546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

914 NORTH CHURCH STREET, SUITE C LIVINGSTON, TN	38570
(Address of principal executive offices)	(Zip Code)

(931) 823-9606
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 38,176,085 shares of common stock are issued and outstanding as of October 27, 2015.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “TN-K", "we"", "our", the "Company" and similar terms refer to TN-K Energy Group Inc., a Delaware corporation formerly known as Digital Lifestyles Group, Inc. In addition, when used herein and unless specifically set forth to the contrary, “Second Quarter 2015” refers to the three months ended June 30 2015, “Second Quarter 2014” refers to the three months ended June 30 2014, “2015” refers to the year ended December 31, 2015, and “2014” refers to the year ending December 31, 2014.

PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements.

TN-K Energy Group Inc

Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,343	$157,830
Accounts receivable	20,722	17,572
TOTAL CURRENT ASSETS	91,065	175,402

OIL AND GAS PROPERTY (Successful efforts method), at cost	409,569	1,546,885

EQUIPMENT, net of depreciation	82,717	95,846
OTHER ASSETS	42,000	42,000

TOTAL ASSETS	$625,351	$1,860,133

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable	$2,918,022	$2,888,728
Accrued expenses	579,577	550,655
Convertible note payable - related party	170,000	170,000

TOTAL CURRENT LIABILITIES	3,667,599	3,609,383

LONG TERM LIABILITIES:
Asset retirement obligation	34,040	33,240
Deferred income taxes payable	285,097	285,097
TOTAL LONG TERM LIABILITIES	319,137	318,337

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued, and outstanding	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 38,176,085 and 38,176,085 issued and outstanding, respectively	1,145,282	1,145,282
Additional Paid - In Capital	13,678,821	13,601,316
Accumulated deficit	(18,185,488)	(16,814,185)

TOTAL STOCKHOLDERS' DEFICIT	(3,361,385)	(2,067,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$625,351	$1,860,133

See accompanying notes to unaudited condensed financial statements.

TN-K Energy Group, Inc.

Condensed Statement of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June30,
	2015	2014	2015	2014

Revenue:
Oil sales	9,587	24,705	12,362	37,591
Well Equipment Rental	1,900	-	22,200	-
Sale of oil and gas leases	-	44,000	94,500	44,000
Total Revenue	11,487	68,705	129,062	81,591

Expense:
Oil lease operating expense	32,449	50,731	71,714	99,780
Cost of oil and gas leases sold	851	1,175	30,110	2,164
Sales, general and administrative	96,122	236,840	218,958	294,922
Impairment of developed properties	1,172,461	2,318	1,172,461	2,318
Total Operating Expenses	1,301,883	291,064	1,493,243	399,184

Loss From Operations	(1,290,396)	(222,359)	(1,364,181)	(317,593)

Other Income (Expense):

Interest expense	(3,579)	(3,579)	(7,123)	(7,197)
Other expense	-	650	-	-
Total Other Income (Expense)	(3,579)	(2,929)	(7,123)	(7,197)

Net Loss before taxes	(1,293,975)	(225,288)	(1,371,304)	(324,790)
Income taxes	-	-	-	-

Net Loss	$(1,293,975)	$(225,288)	$(1,371,304)	$(324,790)

Basic Loss per common share	(0.03)	(0.01)	(0.04)	(0.01)
Diluted Loss per common share	(0.03)	(0.01)	(0.04)	(0.01)

Weighted average number of common shares outstanding -
Basic	38,176,085	38,176,085	38,176,085	38,176,085
Diluted	38,176,085	38,176,085	38,176,085	38,176,085

See accompanying notes to unaudited condensed financial statements.

TN-K Energy Group Inc

Condensed Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Cash Flow From Operating Activities:
Net Loss	$(1,371,304)	$(324,790)
Adjustments to reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and depletion	53,444	111,489
Impairment loss on developed and undeveloped oil property	1,172,461	2,318
Change in fair fair of asset retirement obligation	800	800
Equity based compensation	77,505	163,803
Adjustments to reconcile Net Loss to Net Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Accounts receivable	(3,150)	(30,876)
Sale of oil and gas rights	30,110	-
Purchase and development of oil and gas rights	(105,569)	(96,339)
Accounts payable and accrued expenses	58,216	(7,895)
Net Cash Used by Operating Activities	(87,487)	(181,490)

Cash Flow From Investing Activities:	-	-

Cash Flow From Financing Activities:
Repayment of notes payable	-	(10,000)
Net Cash Used by Financing Activities	-	(10,000)

Net Decrease In Cash and Cash Equivalents	(87,487)	(191,490)

Cash and cash equivalents at beginning of period	157,830	514,003

Cash and cash equivalents at end of period	$70,343	$322,513

Supplemental cash flow information:
Cash paid for interest	$-	$16,819
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed financial statements.

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2015 and December 31, 2014 and six months ended June 30, 2015 and 2014

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2014 which was filed on June 15, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations and a substantial portion of the debt is in default and has a stockholders’ deficit of $(3,361,385) as of June 30, 2015. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon the continued development of commercially viable producing wells at levels which significantly increase the Company’s revenues and net income. Management cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company or that the Company will be able to significantly increase its revenues and net income. Failure to achieve these goals may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

as of June 30, 2015 and December 31, 2014 and six months ended June 30, 2015 and 2014

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

Accounts Receivable and Credit Policies — We have certain trade receivables consisting of oil and gas sales obligations due under normal trade terms. Our management regularly reviews trade receivables and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  At December 31, 2014 and June 30, 2015, management had determined no allowance for uncollectible receivables was necessary. At December 31, 2014 and June 30, 2015, we had accounts receivable and receivables from the production of oil sale of $17,572, of which $0 was accounts receivable-related party, and $20,722, of which $0 was accounts receivable-related party, respectively.

Asset Retirement Obligations — When we incur an obligation for future asset retirement costs, we record as a liability and as a cost of the acquired asset the present value of the estimated future asset retirement obligation.  For example, when we drill a well, we record a liability and an asset cost for the present value of estimated costs we will incur at the end of the well’s life to plug the well, remove surface equipment and provide restoration of the well site’s surface.  Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is amortized over the expected useful life of the related asset.  Our asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of our oil and gas properties. Due to the small amount of such monies related to the asset retirement obligation as on June 30, 2015 and December 31, 2015, this amount is included in accrued expenses on the balance sheet.

The following table reflects the change in ARO at:

	June 30, 2015	December 31, 2014
Asset retirement obligation beginning of period	$33,240	$31,640
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion	800	1,600
Revisions in estimated liabilities	-	-
Asset retirement obligation end of period	$34,040	$33,240

Current portion of obligation end of period	$-	$-

Oil and Gas Properties — We use the successful efforts method of accounting for oil and gas activities.  Under this method, subject to a limitation based on estimated value, all costs are capitalized directly associated with property acquisition, exploration and development.  Internal costs that are capitalized at June 30, 2015 and December 31, 2014, were nil as such costs have been limited to costs directly identifiable with acquisition, exploration and development activities for the Company’s account and exclude indirect costs and costs related to production or general corporate overhead.

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

as of June 30, 2015 and December 31, 2014 and six months ended June 30, 2015 and 2014

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

Major Customers — During the three months ended June 30, 2015 and 2014, we had two customers, respectively accounting for 100% of oil sales.  Because there are other purchasers that are capable of and willing to purchase our oil and because we have the option to change purchasers on our properties if conditions so warrant, we believe that our oil production can be sold in the market in the event that it is not sold to our existing customers, but in some circumstances a change in customers may entail significant transition costs and/or shutting in or curtailing production for weeks or even months during the transition to a new customer.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted number of common shares outstanding during the period. Any common shares issued as a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. For the year ended December 31, 2014 and the three months ended June 30, 2015, there were 3,215,000 stock options outstanding and $170,000 of convertible debt, excluded from the computation of dilutive securities as the effect would have been anti-dilutive.

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

as of June 30, 2015 and December 31, 2014 and six months ended June 30, 2015 and 2014

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

Reclassification — Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the June 30, 2015 financial statement presentation. Such reclassifications have had no effect on net income (loss).

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

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2015 and December 31, 2014 and six months ended June 30, 2015 and 2014

NOTE 3 — OIL AND GAS PROPERTIES AND EQUIPMENT.

Oil and Gas Properties and equipment consisted of the following:

	June 30, 2015	December 31, 2014
Oil and gas properties, successful efforts method
Unevaluated costs, not yet subject to amortization	$1,212,701	$1,212,701
Evaluated costs	756,967	1,869,537
Asset retirement costs	39,600	39,600
	2,009,268	3,121,839

Well equipment, furniture and software	183,809	183,809
	2,193,077	3,305,648
Less accumulated depreciation, depletion, impairment and amortization	(1,700,791)	(1,662,916)

Oil and gas property and equipment	$492,286	$1,642,731

Costs associated with unevaluated properties are primarily lease acquisition costs. At December 31, 2014, we drilled 3 dry holes and recorded an impairment expense of $37,145, associated with dry holes. During the three months and six months ended June 30, 2015 and 2014, we recorded an impairment expense of $1,172,461 and $2,318 respectively, as a result of well rework efforts and further evaluation of some wells plugged due to insufficient production. There are no unevaluated costs relating to significant development activities. Reclassification of other unproved property costs to evaluated costs is largely dependent on (i) how quickly we drill on the unevaluated property, (ii) the results of such drilling, (iii) if third-parties pay drilling costs to earn a portion of our interest, and (iv) quarterly assessments of such costs for impairments.

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

as of June 30, 2015 and December 31, 2014 and six months ended June 30, 2015 and 2014

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

as of June 30, 2015 and December 31, 2014 and six months ended June 30, 2015 and 2014

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

The following table shows by type of asset the Depreciation, Depletion and Amortization (“DD&A”) expense for three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,2015	Three months ended June 30,2014
Amortization of costs for evaluated oil properties	$31,990	$49,935
Depreciation of office equipment, furniture and software	6,565	6,565
Total DD&A expense	$38,555	$56,500

	Six months ended June 30, 2015	Six months ened June 30, 2014
Amortization of costs for evaluated oil properties	$70,425	$98,359
Depreciation of office equipment, furniture and software	13,130	13,130
Total DD&A expense	$83,555	$111,489

The resulting depletion and depreciation costs of $38,555 and $56,500 for the three months ended June 30, 2015 and 2014, respectively, and $83,555 and $111,489 for the six months ended June 30, 2015 and 2014 respectively, have been recorded under the caption heading “oil lease operating expense” on our Statement of Operations.

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2015 and December 31, 2014 and six months ended June 30, 2015 and 2014

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

At June 30, 2015 and December 31, 2014, we owed Mr. Daniel (Allen) Page $170,000 and $170,000, respectively of principal and approximately $9,538 and $0, respectively of accrued but unpaid interest under this credit line. Mr. Daniel (Allen) Page, a principal shareholder of our Company, is the father of Mr. Ken Page, currently our sole officer and a member of our Board of Directors. We have also entered into a number of joint ventures with Mr. Daniel (Allen) Page. See Note 6- Related Party Transactions.

Convertible notes payable and loans payable are summarized as follows:

	June 30, 2015	December 31, 2014
Convertible line of credit note payable to a related party with an interest rate of 7.5% per annum, due on demand	170,000	170,000
	$170,000	$170,000

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

In May 2014, this employment agreement was amended to reduce the monthly salary to be $3,500 a month and the Company opting to pay health insurance in the amount of approximately $524; respectively, that may have an annual premium increase. In May 2015, the health insurance premium was raised to $638 which the company has opted to pay. In addition, on June 27, 2014 our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,560,000 shares of our common stock at an exercise price of $0.16 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 175%, risk free interest rate of 2.0%, and expected life of 4.5 years.

TN-K ENERGY GROUP INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of June 30, 2015 and December 31, 2014 and six months ended June 30, 2015 and 2014

NOTE 5 — STOCKHOLDERS’ DEFICIT. (continued).

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

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	3,393,000	$0.31
Granted	1,560,000	.16
Exercised	-	.00
Expired or cancelled	(1,738,000)	.00
Outstanding at December 31, 2014	3,215,000	$.31
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at June 30, 2015	3,215,000	$.26

NOTE 6 –RELATED PARTY TRANSACTIONS.

The Company entered into a one year employment arrangement with its CEO in September 2007, with automatic annual renewals. The employment arrangement required an annual salary of $40,000 and a monthly expense allowance of $1,000. In September 2009, this employment agreement was amended to reduce the monthly salary to be $4,167.67 a month and an additional 120,000 options were issued with an exercise price of $0.25, vesting 10,000 options monthly commencing in September 2009. On December 14, 2010, our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,500,000 shares of our common stock at an exercise price of $0.30 per share. The options were valued using the Black-

Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 407%, risk free interest rate of 0%, and expected life of 4.5 years. In July 2013 we increased Mr. Page's compensation to $46,000 annually under the terms of an oral agreement. We also provided Mr. Page with the use of company-owned vehicles as an additional compensation.

In May 2014, this employment agreement was amended to reduce the monthly salary to be $3,500 a month and the Company opting to pay health insurance in the amount of approximately $524; respectively, that may have an annual premium increase. In May 2015, the health insurance premium was raised to $638 which the company has opted to pay. In addition, on June 27, 2014 our Board of Directors granted Mr. Ken Page five year non-qualified options under to purchase 1,560,000 shares of our common stock at an exercise price of $0.16 per share. The Options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 175%, risk free interest rate of 2.0%, and expected life of 4.5 years. The fair value of these options was determined to be $313,192, which is being amortized over the five year vesting period.

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

as of June 30, 2015 and December 31, 2014 and six months ended June 30, 2015 and 2014

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

At June 30, 2015 and December 31, 2014 we owed Mr. Page $170,000 and $170,000, respectively of principal and approximately $9,536 and $3,218, respectively of accrued but unpaid interest under this credit line. At June 30, 2015 and December 31, 2014, we owed Mr. Page $68,866 and $51,768, respectively of accrued consulting expenses.

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

NOTE 8 — SUBSEQUENT EVENTS.

On August 14, 2015, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Dewayne and Andrea McClerran Well #1 in Cumberland County, Kentucky at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

On August 14, 2015, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Timothy Theobald Well #T2 in Cumberland County, Kentucky at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

On August 14, 2015, per a Memorandum of Understanding the Company participated and permitted 43.75% working interests as the operator in the Timothy Theobald Well #T3 in Cumberland County, Kentucky at the cost of approximately $16,500 and is responsible for 50% of the all costs associated with the well. The Company is responsible for 50% of the costs on this well and Mr. Daniel (Allen) Page is responsible for the remaining 50% of such costs.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the Second Quarter 2015 and the Second Quarter 2014 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 as previously filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During 2015, we have continued to expand our acreage position in our core area, focusing on acreage we will operate. In addition to the challenges faced by small independent oil and gas companies, we continue to face a number of challenges in executing our business model which are particular to our company. Our revenues decreased 83.3% for the Second Quarter 2015 from the Second Quarter 2014, and our loss from operations increased 480.3% from period to period. These increases are attributed to the execution of our modified business plan in which we have sold interest in new leaseholds while negotiating an overriding royalty interest and a reduction of drilling and completion cost.

At June 30, 2015 and December 31, 2014, our balance sheet includes approximately $3.99 million and $3.93 million of obligations, a substantial portion of which relates to the prior business of our company before those operations were discontinued in 2005. Other than the secured credit line due a related party, none of the remaining obligations represent secured debt, although a number of the creditors have obtained judgments against our company. We do not have the resources to satisfy these obligations. If one or more of these judgment creditors should seek to enforce the judgment, our ability to continue our operations as they are presently conducted is in jeopardy.

We also face the challenge of limited personnel and diversion of our management’s time and attention. In 2011 we hired a part-time accountant, but as our company continues to grow, we need to hire additional staff to handle the increasing needs of our company, including from an administrative standpoint, and we need to invest in internal systems to ensure that our financial statements are properly prepared. Lastly, we need to raise additional capital to fund these necessary infrastructure increases and our continued expansion, as well as to provide adequate funds to satisfy our obligations. We have been relying on funding available to us under a secured line of credit extended by Mr. Daniel (Allen) Page, a related party, which matured in December 2011 and is due on demand. In April 2012 we granted Mr. Daniel (Allen) Page a security interest in all of our assets as collateral for this obligation. At June 30, 2015, $170,000 is outstanding under this facility which is the maximum amount available as the credit line matured. The amount is convertible into shares of our common stock at various prices, but there are no assurances the holder will convert the obligation.

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

Going Concern

For the six months ended June 30, 2015, we reported a net loss of $(1,371,304) compared to a net loss of $(324,790), respectively, for the six months ended June 30, 2014. The increased net loss is attributed to impairment evaluation of our oil and gas interest as a direct result of the continued decline in oil barrel prices. At June 30, 2015 we have an accumulated deficit of $18.2 million. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues can include revenues from oil sales generated both from wells in which we are the operator as well as those in which we have a working interest, as well as from non-recurring well services and sales of interest in oil and gas leases to third parties and finder’s fees for the culmination of the sale of oil well interests between third parties. While oil sales revenues are constant from period to period, revenues from sales of oil and gas leases and finder’s fees are transaction based on one-time for the particular transaction. As such, we may not report revenues from those sources in all periods. Oil sales revenues decreased 62% in the Second Quarter 2015 compared to the Second Quarter 2014, and 67% for the six months ended June 30, 2015 from the comparable period in 2014, both due to the lower than industry average sales price per unit of oil extracted.

The average sales price (including transfers) per unit of oil extracted from wells drilled by us was approximately $54.26 and approximately $99.57 respectively, for the three months ended June 30, 2015 and 2014 and approximately $49.81 and approximately $97.35, respectively, for the six months ended June 30, 2015 and 2014. Revenues from the sale of oil leases increased 115% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, and the revenues from the sale of oil leases decreased 100% in the six months ended June 30, 2015 from the comparable period in 2014, as there were no sales of oil leases.

During the Second Quarter 2015 compared to the Second Quarter 2014, the average number of barrels sold was approximately 177 and 248, respectively, and 248 and 386, respectively, for the six months ended June 30, 2015 and 2014.

Our total operating expenses during the Second Quarter 2015 increased approximately 347% from the comparative period in 2014 and increased approximately 274% for the six months ended June 30, 2015 from the comparable period in 2014. The increase is directly related to the stock compensation expense incurred with the issuance of stock purchase options for Mr. Ken Page. Oil lease operating expenses, which include our portion of the cost of contract drillers, and other expenses associated with the drilling operations and depletion expense, were 338% and 801% of oil sales revenues for the three and six months ended June 30, 2015 as compared to 205% and 265% for the three and six months ended June 30, 2014, respectively, which is attributable to our lower than usual amount of production and increased participation in drilling activities.

Cost of oil and gas leases sold declined 28% for each of the Second Quarter 2015 as compared to the Second Quarter 2014, and increased 24% the six months ended June 30, 2015 from the comparable period in 2014.

Our sales, general and administrative expenses decreased approximately 59% during the Second Quarter 2015 from the comparative period in 2014. Sales, general and administrative expenses decreased approximately 26% for the six months ended June 30, 2015, respectively, from the comparable periods in 2014. The increases is directly related to the stock compensation expense incurred with the issuance of stock purchase options for Mr. Ken Page and the re-evaluation of oil assets reflecting the fair market value of declined oil barrel prices which are at a historical low average. We anticipate our operating expenses will increase during the balance of 2015 which will be reflective of our increased operations. We are not able at this time, however, to quantify the amount of the expected increase.

During Second Quarter 2015 and 2014, we recognized an impairment expense of $1,172,461 and $2,318, respectively. These impairment expenses are related to impairment of developed and undeveloped properties as we have determined that the carrying value of these assets is likely not recoverable. Given the nature of our operations it is likely we will recognize comparable expenses in future periods.

Our interest expense during Second Quarter 2015 and 2014 was $3,579 and $3,579; respectively, and $7,123 and $7,197, respectively, for the six months ended June 30, 2015 and 2014. The decreased is the result of the decreased amounts outstanding principal under the line of credit provided by a related party which provides funding for our operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2015, we had a working capital deficit of $3,576,534 as compared to a working capital deficit of $3,433,981 at December 31, 2014. Our current assets at June 30, 2015 include accounts receivable and receivables from the sale of a partial interest in oil wells of $20,722 compared to $17,572 at December 31, 2014, respectively, which are due 30 days from invoicing. Our current liabilities includes approximately $3.5 million of accounts payable and accrued expenses, as of June 30, 2015, compared to $3.44 million of accounts payable and accrued expenses, as of December 31, 2014. Included in our accrued expenses, as of June 30, 2015 is approximately $68,866 of consulting expenses due a related party, and approximately $154,000 of accrued taxes. In addition, at June 30, 2015 we owe a related party $170,000 of principal and $9,536, of accrued interest under a secured line of credit.

Net cash used by operating activities for the six months ended June 30, 2015 was $(87,487) as compared to the net cash used in the six months ended June 30, 2014 was $(181,490). During the six months ended June 30, 2015 and 2014, $77,505 and $163,803 was used in equity based compensation, respectively. Net cash used in investing activities in the six months ended June 30, 2015 reflects the purchase of oil and gas leases and sales of oil and gas rights, as compared to net cash used in investment activities in six months ended June 30, 2014 reflects the purchase of oil leases and fixed assets. There was no net cash used in financing activities in the six months ended June 30, 2015 as compared to the repayment of notes payable for the six months ended June 30, 2014.

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

The material weakness identified for the period ended December 31, 2014 were related to insufficient personnel and accounting resources are were adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. These material weaknesses have not been remediated and continued through the end of the Second Quarter 2015. Due to these material weaknesses, in preparing our financial statements for the period ended June 30, 2015 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles. Until such time as we remediate these material weaknesses, we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

TN-K ENERGY GROUP INC.
November 30, 2015	By: /s/ Ken Page
Ken Page, Chief Executive Officer, principal financial and accounting officer